Form 10-Q
period 2016-09-30
Gemphire Therapeutics Inc.
filed 2016-11-02
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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

Not Applicable

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of October 25, 2016 was 9,270,255

Gemphire Therapeutics Inc.

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Condensed Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	3

	Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015 (unaudited)	4

	Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the nine months ended September 30, 2016 and 2015 (unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4	Controls and Procedures	33

PART II	OTHER INFORMATION	33

ITEM 1	Legal Proceedings	33

ITEM 1A	Risk Factors	34

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	75

ITEM 3	Default upon Senior Securities	76

ITEM 4	Mine Safety Disclosures	76

ITEM 5	Other Information	76

ITEM 6	Exhibits	76

SIGNATURES		78

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Condensed Balance Sheets

(in thousands, except share amounts and par value)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,369	$3,620
Prepaid expenses	547	23
Total current assets	28,916	3,643
Deferred offering costs	—	847
Deposits	8	—
Total assets	$28,924	$4,490
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,257	$531
Accrued liabilities	679	1,617
Convertible notes to related parties	—	1,795
Convertible notes	—	4,629
Premium conversion derivative	—	345
Total current liabilities	1,936	8,917
Total liabilities	1,936	8,917
Commitments and contingencies (Note 5)
Series A convertible preferred stock, $0.001 par value; no shares authorized as of September 30, 2016 and 2,325,581 shares authorized as of December 31, 2015, no shares issued or outstanding as of September 30, 2016 and 745,637 shares issued and outstanding as of December 31, 2015, aggregate liquidation preference as of September 30, 2016 and December 31, 2015 of zero and $7,953, respectively.	—	7,953
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2016 and no shares authorized as of December 31, 2015, no shares issued or outstanding as of September 30, 2016 and December 31, 2015.	—	—
Common stock, $0.001 par value; 100,000,000 and 17,674,419 shares authorized as of September 30, 2016 and December 31, 2015, respectively, 9,270,255 and 3,758,488 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	17	12
Additional paid–in capital	46,816	—
Accumulated deficit	(19,845)	(12,392)
Total stockholders’ equity (deficit)	26,988	(12,380)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$28,924	$4,490

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Condensed Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating expenses:
General and administrative	$1,466	$997	$3,567	$2,130
Research and development	1,936	1,369	3,901	2,527
Acquired in–process research and development	—	—	—	908
Total operating expenses	3,402	2,366	7,468	5,565
Loss from operations	(3,402)	(2,366)	(7,468)	(5,565)
Interest (expense) income	(475)	(209)	101	(899)
Other (expense) income	(1)	6	(5)	5
Net loss	(3,878)	(2,569)	(7,372)	(6,459)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(3,878)	$(2,569)	$(7,372)	$(6,459)
Net loss	$(3,878)	$(2,569)	$(7,372)	$(6,459)
Adjustment to redemption value on Series A convertible preferred stock	(67)	(152)	(366)	(2,818)
Net loss attributable to common stockholders	$(3,945)	$(2,721)	$(7,738)	$(9,277)
Net loss per share:
Basic and diluted (Note 10)	$(0.56)	$(0.87)	$(1.65)	$(3.39)
Number of shares used in per share calculations:
Basic and diluted	6,983,667	3,124,804	4,703,774	2,732,876

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid–In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2015	—	$—	3,036,236	$9	$44	$(584)	$(531)
Issuance of convertible Series A preferred stock, net of issuance costs	745,637	4,985	—	—	—	—	—
Redemption value adjustment — Series A preferred stock	—	2,666	—	—	(1,131)	(1,687)	(2,818)
Issuance of common stock	—	—	675,250	2	906	—	908
Issuance of restricted stock awards	—	—	44,567	—	—	—	—
Share–based compensation — employee	—	—	—	—	82	—	82
Share–based compensation — non–employee	—	—	—	—	99	—	99
Net loss	—	—	—	—	—	(6,459)	(6,459)
Balance at September 30, 2015	745,637	$7,651	3,756,053	$11	$—	$(8,730)	$(8,719)

Balance at January 1, 2016	745,637	$7,953	3,758,488	$12	$—	$(12,392)	$(12,380)
Redemption value adjustment — Series A preferred stock	—	366	—	—	(285)	(81)	(366)
Conversion of Series A preferred stock to common stock	(745,637)	(8,319)	827,205	1	8,318	—	8,319
Separation of convertible note beneficial conversion feature upon contingency resolution	—	—	—	—	372	—	372
Conversion of convertible notes to common stock	—	—	1,656,807	1	11,444	—	11,445
Issuance of common stock from offering	—	—	3,027,755	3	30,275	—	30,278
Issuance costs of offering	—	—	—	—	(4,093)	—	(4,093)
Share–based compensation — employee	—	—	—	—	595	—	595
Share–based compensation — non–employee	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	(7,372)	(7,372)
Balance at September 30, 2016	—	$—	9,270,255	$17	$46,816	$(19,845)	$26,988

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net loss	$(7,372)	$(6,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	785	181
Non-cash interest on convertible notes to related parties	146	21
Non-cash interest on convertible notes	256	50
Non-cash discount amortization on convertible notes to related parties	(17)	61
Non-cash discount amortization on convertible notes	(276)	260
Revaluation of premium conversion derivative	(850)	505
Non-cash interest upon conversion of convertible notes	649	—
Non-cash acquisition of in–process research and development	—	908
Change in assets and liabilities:
Prepaid expenses and deposits	(532)	(12)
Accounts payable	347	56
Accrued liabilities	(556)	1,252
Net cash used in operating activities	(7,420)	(3,177)
Investing activities
Net cash provided by (used in) investing activities	—	—
Financing activities
Proceeds from issuance of convertible notes	2,651	3,705
Proceeds from issuance of convertible notes to related parties	2,500	1,061
Issuance costs related to convertible notes	(10)	—
Proceeds from issuance of Series A convertible preferred stock	—	1,522
Proceeds from offering	30,278	—
Offering costs	(3,250)	(77)
Net cash provided by financing activities	32,169	6,211
Net increase in cash and cash equivalents	24,749	3,034
Cash and cash equivalents at beginning of period	3,620	317
Cash and cash equivalents at end of period	$28,369	$3,351
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$2
Supplemental non-cash financing transactions:
Conversion of Series A preferred stock to common stock	$8,319	$—
Conversion of convertible notes common stock	$11,445	$—
Conversion of convertible notes to Series A preferred stock	$—	$2,778
Exercise of premium conversion derivative	$—	$685
Redemption value change of Series A preferred stock	$366	$2,818
Issuance of common stock for acquisition of in–process research and development	$—	$908
Bifurcation of premium conversion derivative related to convertible notes	$505	$502
Separation of beneficial conversion feature associated with convertible notes	$372	$—
Offering costs in accounts payable and accrued liabilities	$3	$538

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

We are a clinical‑stage biopharmaceutical company focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life threatening cardiovascular disease and NAFLD/NASH (nonalcoholic fatty liver disease).  The Company’s primary activities have been conducting research and development activities, planning clinical trials, performing business and financial planning, recruiting personnel and raising capital. The Company is subject to certain risks, which include the need to research, develop, and clinically test potentially therapeutic products, initially one product candidate gemcabene (also known as CI‑1027); obtain regulatory approval for its products and commercialize them around the world; expand its management scientific staff; finance its operations; and, find collaboration partners to further advance development and commercial efforts.

The Company has sustained operating losses since inception and expects such losses to continue over the next several years. Management plans to continue financing the operations with equity issuances. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate part or all of its research and development programs.

Initial Public Offering

On August 4, 2016, the Company’s Registration Statement on Form S-1 (File No 333-210815) relating to its initial public offering (“IPO”) of its common stock was declared effective by the Securities and Exchange Commission (SEC). Pursuant to such Registration Statement, on August 10, 2016, the Company closed its IPO whereby 3,000,000 shares of its common stock were issued and sold at a public offering price of $10.00 per share. On September 8, 2016, the Company closed the sale of 27,755 shares of its common stock at the public offering price of $10.00 per share, representing a partial exercise of the underwriters’ over-allotment option, following which, the IPO terminated. The Company received net proceeds of approximately $26.2 million after deducting underwriting discounts and commissions of $2.1 million and other offering expenses of $2.0 million.

Immediately prior to the IPO, the Company amended and restated its certificate of incorporation and bylaws to, among other things, change its authorized capital stock to consist of (i) 100,000,000 shares of common stock and (ii) 10,000,000 shares of undesignated preferred stock. Both the common stock and the preferred stock have a par value of $0.001 per share.

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The September 30, 2016 condensed balance sheet was derived from audited financial statements, and may not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2015 included in the Company’s final prospectus filed pursuant to Rule 424(b) with the SEC on August 8, 2016.  The condensed balance sheet at December 31, 2015 was derived from the audited financial statements.

Gemphire Therapeutics Inc.
(Formerly Known as Michigan Life Therapeutics, LLC)
Notes to Condensed Financial Statements (unaudited) - continued

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
Notes to Condensed Financial Statements (unaudited) - continued

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

Share‑Based Compensation

The Company accounts for share‑based compensation in accordance with the provisions of ASC 718, Compensation — Stock Compensation (ASC 718). Accordingly, compensation costs related to equity instruments granted are recognized at the grant‑date fair value. Additionally, as a result of the early adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company has made an accounting policy election to record forfeitures when they occur. Share‑based compensation arrangements to non‑employees are accounted for in accordance with the applicable provisions of ASC 718 and ASC 505, Equity, using a fair value approach. The compensation costs of these arrangements are subject to re‑measurement as the equity instruments vest and are recognized as expense over the related service period (typically the vesting period of the awards).

Common Stock Valuation

Due to the absence of an active market for the Company’s common stock prior to the close of the IPO, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately‑Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. The valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions affecting the biopharmaceutical industry sector, and the likelihood of achieving a liquidity event, such as an IPO or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

Convertible Preferred Stock

On March 31, 2015, the Company issued 745,637 shares of Series A convertible preferred stock (the Series A preferred stock). On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Series A preferred stock, together with accrued dividends thereon, converted into 827,205 shares of common stock. The Series A preferred stock prior to conversion was classified outside of permanent equity, in mezzanine equity, on the Company’s condensed balance sheet. The Company initially records preferred stock that may be redeemed at the option of the holder, or based

Gemphire Therapeutics Inc.
(Formerly Known as Michigan Life Therapeutics, LLC)
Notes to Condensed Financial Statements (unaudited) - continued

on the occurrence of events outside of the Company’s control, at the value of the proceeds received. Subsequently, if it is probable that the preferred stock will become redeemable, the Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the instrument to equal the redemption value at the end of each reporting period. If it is not probable that the preferred stock will become redeemable, the Company does not adjust the carrying value. In the absence of retained earnings, these charges are recorded against additional paid‑in‑capital, if any, and then to accumulated deficit See Note 7 — Convertible Series A Preferred Stock for further discussion. As a result of their conversion to common stock on August 10, 2016 as described above, no shares of Series A preferred stock were outstanding as of September 30, 2016.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of development and commercialization of therapeutics for the treatment of dyslipidemia, a serious medical condition that increases the risk of life threatening cardiovascular disease and NAFLD/NASH. Accordingly, the Company has a single reporting segment.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015‑17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015‑17). The new guidance simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015‑17 applies to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax‑paying component of an entity be offset and presented as a single amount is not affected by this ASU. For public entities, ASU 2015‑17 is effective for financial statements issued for annual periods beginning after December 15, 2016 with earlier application permitted. The new guidance may be applied either prospectively or retrospectively to all periods presented. The Company adopted this standard effective April 1, 2016 on a retrospective basis for each period presented. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Gemphire Therapeutics Inc.
(Formerly Known as Michigan Life Therapeutics, LLC)
Notes to Condensed Financial Statements (unaudited) - continued

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard effective July 1, 2016 on a retrospective basis for each period presented. The adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments. The objective of this ASU is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. For public business entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company is currently evaluating the requirements of this new guidance and has not yet determined its impact on the Company’s financial statements.

3. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2016	2015
Accrued offering costs	$193	$575
Legal costs	32	234
Payroll	—	2
Other research and development expenses	293	759
Other general and administrative expenses	161	47
Total	$679	$1,617

4. Debt

Convertible Notes

The Company completed a series of convertible note financings with certain investors beginning on November 1, 2014 and ending on February 18, 2015 (the Convertible Notes), whereby a total of $2.7 million was loaned to the Company, of which $2.0 million was loaned in 2015. Interest for the Convertible Notes compounded on a daily basis at a rate of 8 percent per annum. The Convertible Notes converted into shares of the Company’s Series A preferred stock upon close of the Series A preferred stock financing on March 31, 2015. The conversion equaled 125% of the unpaid principal plus unpaid accrued interest on the Convertible Notes.

At the time of their issuance, the Convertible Notes contained a conversion premium with regard to the conversion into the Series A preferred stock. The Company determined that the redemption feature under the Convertible Notes qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the Convertible Notes. The discount was amortized to interest expense over the term of the Convertible Notes using the straight‑line method. The embedded derivative was accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium conversion derivative to interest expense that amounted to $0.4 million for the nine months ended September 30, 2015. As a result of their conversion into shares of Series A preferred stock on March 31, 2015 as described above, there were no Convertible Notes outstanding as of September 30, 2016.

Gemphire Therapeutics Inc.
(Formerly Known as Michigan Life Therapeutics, LLC)
Notes to Condensed Financial Statements (unaudited) - continued

Interim Notes

On July 31, 2015, the Company entered into a convertible interim note financing (collectively with the notes issued in December 2015, February 2016 and April 2016, the Interim Notes), pursuant to which certain investors agreed to loan the Company approximately $2.8 million. On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Interim Notes, together with accrued interest thereon, converted into 1,656,807 shares of common stock.

The Interim Notes accrued interest at a rate of 8% per annum, compounded annually, and would automatically convert into shares issued to investors in the Company’s next equity financing round that results in gross proceeds of at least $5.0 million (a Qualified Financing). The conversion would be equal to unpaid principal at 115% plus any unpaid accrued interest. The investors would be paid out principal at 200% if a change of control occurred before the next financing round. In the event that a Qualified Financing, change of control, or an IPO did not occur before July 31, 2016, the parties would then negotiate a price for conversion into a new round of stock.

In December 2015, the Company amended the Interim Notes and certain investors agreed to loan the Company an additional $2.7 million for a revised financing total of $5.5 million. The Interim Notes continued to accrue interest at an 8% rate per annum compounded annually, but were amended to automatically convert into shares of the same class of the Company’s next convertible preferred stock financing round (the Preferred Stock Financing). The conversion into shares issued in the Preferred Stock Financing would be equal to unpaid principal at 115% plus unpaid accrued interest. In the event that either a change of control occurs or the Company completes a public transaction which results in the Company’s stockholders holding securities listed on a national securities exchange, including an IPO, before the Preferred Stock Financing, the Interim Notes, as amended, would automatically convert into shares of the Company’s common stock at a conversion price of $6.70585 per share (which represents the original issue price of the Series A preferred stock) based on 100% of outstanding principal and unpaid accrued interest. Lastly, if a Preferred Stock Financing, change of control, or public transaction did not occur before December 31, 2016, the parties agreed to then negotiate a conversion price into a new round of stock.

In February 2016, certain investors agreed to loan the Company an additional $0.2 million for a revised financing total of $5.6 million. The Interim Notes continued to accrue interest at an 8% rate per annum compounded annually, but were amended to automatically convert into shares of the same class of the Company’s next Preferred Stock Financing. The conversion into shares issued in the Preferred Stock Financing would be equal to unpaid principal at 115% plus unpaid accrued interest. In the event that either a change of control occurs or the Company completes a public transaction which results in the Company’s stockholders holding securities listed on a national securities exchange, including an IPO, before the Preferred Stock Financing, the Interim Notes, as amended, would automatically convert into shares of the Company’s common stock at a conversion price of $6.70585 per share (which represents the original issue price of the Series A preferred stock) as adjusted for the Reverse Stock Split (as defined below) based on 100% of outstanding principal and unpaid accrued interest. Lastly, if a Preferred Stock Financing, change of control, or public transaction did not occur before December 31, 2016, the parties agreed to then negotiate a conversion price into a new round of stock.

In April 2016, the Company amended the Interim Notes and certain investors agreed to loan the Company an additional $5.0 million for a revised financing total, including Interim Notes previously issued, of $10.6 million. The Interim Notes continued to accrue interest at an 8% rate per annum compounded annually, but were amended so that 125% of the unpaid principal and accrued interest, would automatically convert into shares of the same class of the Company’s next convertible preferred stock financing round of at least $5.0 million (the Qualified Financing). In the event that either a change of control occurs or the Company completes a public transaction which results in the Company’s stockholders holding securities listed on a national securities exchange, including an IPO, before the Qualified Financing, 100% of outstanding principal and unpaid accrued interest on the Interim Notes, as amended, would automatically convert into shares of the Company’s common stock at a conversion price of $6.70585 per share, as adjusted for the Reverse Stock Split. Lastly, if a Qualified Financing, change of control, or public transaction did not occur, the Interim Notes would become payable on demand anytime after December 31, 2016. The Company incurred issuance costs related to the April 2016 financing in the amount of $10,000. The Interim Notes were discounted for the issuance costs, and the discount was amortized to interest expense over their remaining term using the straight‑line method.

At the time of their issuance, the Interim Notes contained a conversion premium with regard to the conversion into

Gemphire Therapeutics Inc.
(Formerly Known as Michigan Life Therapeutics, LLC)
Notes to Condensed Financial Statements (unaudited) - continued

shares at the time of the next Qualified Financing. The Company determined that the redemption feature under the Interim Notes qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the Interim Notes. The discount was amortized to interest expense over the term of the Interim Notes using the straight‑line method. The embedded derivative was accounted for separately on a fair market value basis. The fair value of the derivative associated with the Interim Notes was $0.3 million at December 31, 2015 and was included as premium conversion derivative on the accompanying condensed balance sheets. As a result of the conversion of the Interim Notes, together with accrued interest thereon, into common stock immediately prior to the closing of the IPO, there was no premium conversion derivative outstanding as of September 30, 2016. The Company recorded the fair value changes of the premium conversion derivative associated with the Interim Notes to interest (expense) income that amounted to $0.2 million and $(0.1) million for the three months ended September 30, 2016 and 2015, respectively, and $0.9 million and $(0.1) million for the nine months ended September 30, 2016 and 2015, respectively.

As a result of their conversion to common stock on August 10, 2016 as described above, there were no Interim Notes outstanding as of September 30, 2016.

5. Commitments and Contingencies

Pfizer License Agreement

In April 2011, the Company and Pfizer Inc. (Pfizer) entered into an exclusive license agreement (the Pfizer Agreement) for the clinical product candidate gemcabene. In exchange for this worldwide exclusive right and license to certain patent rights to make, use, sell, offer for sale and import the clinical product gemcabene, the Company agreed to certain milestone and royalty payments on future sales (See Note 6 — License Agreement). As of September 30, 2016, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the license agreement, and as such, no liabilities were recorded related to the license agreement.

Series A Preferred Stock Dividends

Holders of the Series A preferred stock were entitled to cumulative accruing dividends at a simple rate of 8% per year on the original issue price of the preferred stock of $6.70585 per share, as adjusted for the Reverse Stock Split. The dividends effectively accrued daily on each share of preferred stock. The dividends were payable upon the earliest to occur of (1) the date determined by the Board, (2) the liquidation of the Company (including a deemed liquidation event) or (3) the conversion or redemption of at least a majority of the outstanding shares of Series A preferred stock. If the board reasonably believed that the Company was not legally able to pay the dividends in cash at the payment date, or if elected by the majority of the Series A preferred stockholders or if issued in connection with an IPO, the dividends were to be paid in shares of common stock at the conversion price for the Series A preferred stock in effect at that time, which was the original issue price of the Series A preferred stock as adjusted from time to time for any stock dividends, combinations, splits or recapitalizations. Since the dividends were payable upon a contingent event, the Company did not record them in the accompanying condensed financial statements as of December 31, 2015; however, cumulative unpaid dividends for the Series A preferred stock totaled $0.3 million as of December 31, 2015. On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Series A preferred stock, together with accrued dividends thereon, converted into 827,205 shares of common stock, and as such, there were no cumulative unpaid dividends for the Series A preferred stock as of September 31, 2016.

Other Agreements

Both cancellable and non-cancellable facility agreements  were in place that provided for fixed monthly rent for the quarters ended September 30, 2016 and 2015. The total rent expense was $16,000 and $6,000 for the three months ended September 30, 2016 and 2015, respectively, and $32,000 and $15,000 for the nine months ended September 30, 2016 and 2015, respectively. In May 2016, the Company entered into a new lease agreement for its headquarters location, commencing in August 2016, for approximately 5,300 square feet. The initial term of the agreement is 3 years with an initial monthly base rent of approximately $8,400. In conjunction with entering into the new lease agreement for its

Gemphire Therapeutics Inc.
(Formerly Known as Michigan Life Therapeutics, LLC)
Notes to Condensed Financial Statements (unaudited) - continued

headquarters location, the Company cancelled its original Northville, Michigan lease agreement, as amended, effective August 31, 2016 and renegotiated a new cancellable lease agreement for limited use of office space in the Northville location that expires in September 2017.

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

On March 31, 2015, upon the closing of the Series A preferred stock financing, the Company issued 675,250 shares of its common stock, at a fair market value of $0.9 million, to Pfizer in connection with the first equity payment, pursuant to which Pfizer became the owner of more than 5% of the Company’s capital stock. The transaction was recorded as acquired in‑process research and development expenses based on the fair market value of the common shares issued since no processes or activities that would constitute a “business” were acquired and none of the rights and underlying assets acquired had alternative future uses or reached a stage of technological feasibility. None of the other milestone or royalty payments were triggered as of September 30, 2016.

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

7. Convertible Series A Preferred Stock

On March 31, 2015, the Company issued 745,637 shares of Series A preferred stock at a per share price of $6.70585, as adjusted for the Reverse Stock Split, or $5.0 million in the aggregate, consisting of $1.5 million in cash and $3.5 million representing 125% of the principal and accrued and unpaid interest on the Convertible Notes, all of which converted into shares of Series A preferred stock. On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Series A preferred stock, together with accrued dividends thereon, converted into 827,205 shares of common stock.

Prior to their conversion into shares of common stock, the Series A preferred stock had the following rights and preferences:

Dividend Rights

Dividends effectively accrued on a daily basis at a simple rate of 8% per annum on the sum of the original per share issue price. Dividends were effectively deemed declared daily and were payable upon the occurrence of certain events. In addition, the holders of the Series A preferred stock had rights to participate in common stock dividends, entitling holders of Series A preferred stock to a dividend payable at the same time as the dividend paid on common stock based

Gemphire Therapeutics Inc.
(Formerly Known as Michigan Life Therapeutics, LLC)
Notes to Condensed Financial Statements (unaudited) - continued

on the number of shares of common stock each share of Series A preferred stock would convert into if such shares had converted on the record date.

There were no dividends deemed payable and accrued as of September 30, 2016 due to the conversion of the Series A preferred stock, together with accrued dividends thereon, on August 10, 2016 immediately prior to the closing of the IPO. There were no dividends deemed payable and accrued as of December 31, 2015, but unpaid dividends were $0.3 million as of December 31, 2015. See Note 5 — Commitments and Contingencies.

Voting Rights

Each share of Series A preferred stock was entitled to vote together with the common stock on all actions to be taken by the stockholders of the Company, based on the number of shares of common stock into which each share of Series A preferred stock could be converted. A separate vote of a majority of the outstanding shares of Series A preferred stock was required to (1) issue or authorize any class or series of equity securities or equivalents, (2) effect any transaction that results in a change in control, (3) change the principal business of the Company, enter new lines of business, or exit the current line of business, (4) issue of convertible debt above a certain threshold, or (5) materially sell, transfer, license, pledge or encumber technology or intellectual property. A management stock option plan approved by the board of directors, however, was not subject to a separate vote of the Series A preferred stockholders, but any subsequent increases to the authorized option pool were subject to approval by the Series A preferred stock holders via a separate vote.

Liquidation Rights

In the event of any liquidation, dissolution, or winding‑up of the Company, whether voluntary or involuntary, merger, consolidation or transaction in which over 50% of the Company’s voting power was transferred, or a sale, lease, transfer, exclusive license or disposition of all or substantially all of the assets of the Company, the Series A preferred stock holders were entitled to the assets of the Company legally available for distribution before any distribution or payment was made to the holders of common stock. The distribution amount would have been equal the original issue price of the Series A preferred stock (as adjusted for any stock dividends, combinations, splits or other recapitalizations since issuance), plus any accrued or declared but unpaid dividends thereon. After payment of the full liquidation preference to the Series A preferred stock holders, the remaining assets legally available for distribution would have been distributed to the holders of common stock and holders of the Series A preferred stock pro rata based on the number of shares of common stock each share of Series A preferred stock would convert into if such shares had converted immediately prior to such liquidation, dissolution, or winding‑up.

Conversion Rights

Shares of Series A preferred stock, at the option of the holder, could have been converted at any time into shares of common stock. The conversion rate would have been obtained by dividing the Series A preferred stock original issue price of $6.70585 per share, as adjusted for the Reverse Stock Split, by the conversion price per share in effect at the time of conversion. The Series A conversion price was initially equal to the original issue price, but could be adjusted on a broad‑based weighted average basis in connection with certain dilutive events. The Series A holder was also entitled to receive additional shares of common stock for any unpaid Series A dividends (whether or not declared).

Shares of Series A preferred stock would have automatically converted into common stock based upon the then‑effective Series A conversion price upon the affirmative vote or consent of the holders of at least a majority of the outstanding shares of the Series A preferred stock, or at the closing of a firmly underwritten public offering.

The conversion price for the Series A preferred stock was $6.70585 per share (as adjusted for the Reverse Stock Split) at the time of the conversion of the Series A preferred stock, together with accrued dividends thereon, immediately prior to the closing of the IPO on August 10, 2016.

Gemphire Therapeutics Inc.
(Formerly Known as Michigan Life Therapeutics, LLC)
Notes to Condensed Financial Statements (unaudited) - continued

Redemption Rights

The holders of at least 80% of the outstanding shares of Series A preferred stock could have required the Company to redeem all outstanding shares of Series A preferred stock at any time on or after December 31, 2020 at a redemption price equal to the greater of 150% of the liquidation preference of the Series A preferred stock or the fair market value per share plus any unpaid declared dividends. The liquidation preference of the Series A preferred stock was defined as an amount per share equal to $6.70585, as adjusted from time to time for any stock dividends, combinations, splits or recapitalizations, plus any accrued or declared but unpaid dividends thereon.

The redemption value for redeemable preferred stock could have at times been based on fair market value. The assumptions used in calculating the estimated fair market value at each reporting period represented the Company’s best estimate, however, inherent uncertainties were involved. As a result, if factors or assumptions changed, the estimated fair value could have been materially different.

The Company recognized changes in the redemption value immediately as they occurred and adjusted the carrying amount of the instrument to equal the redemption value at the end of each reporting period since it was probable that the instruments would have become redeemable. In the absence of retained earnings, these charges were recorded against additional paid‑in‑capital, if any, and then to accumulated deficit.

The Company evaluated the Series A preferred stock and determined that it was considered an equity host under ASC 815,  Derivatives and Hedging. In making this determination, the Company’s analysis followed the whole instrument approach that compared an individual feature against the entire Series A preferred stock instrument that included that feature. The Company’s analysis was based on a consideration of the economic characteristics and risks of the Series A preferred stock. More specifically, the Company evaluated all of the stated and implied substantive terms and features of the Series A preferred stock, including: (1) redemption features and their underlying exercisability, (2) existence of any protective covenants, (3) nature of dividends rights, (4) nature of voting rights, and (5) the existence and nature of any conversion rights. As a result of the above, the Company concluded that the Series A preferred stock represented an equity host, and as such, the redemption and/or conversion features of the Series A preferred stock were considered to be clearly and closely related to the associated Series A preferred stock host instrument. Accordingly, the redemption and/or conversion features of the Series A preferred stock were not considered an embedded derivative that required bifurcation.

8. Stockholders’ and Members’ Equity (Deficit)

Common Stock

The Company had 9,270,255 and 3,758,488 shares of its common stock issued and outstanding as of September 30, 2016 and December 31, 2015, respectively. Voting, dividend and liquidation rights of the holders of the common stock are subject to the Company’s articles of incorporation, corporate bylaws and underlying shareholder agreements.

Dividend Rights

Common stock holders are entitled to receive dividends at the sole discretion of the board of directors of the Company. There have been no dividends declared on common stock as of September 30, 2016.

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
Notes to Condensed Financial Statements (unaudited) - continued

Liquidation Rights

In the event of any liquidation, dissolution, or winding‑up of the Company, the holders of common stock shall be entitled to share in the remaining assets of the Company available for distribution post preferential distributions made to the Series A preferred stockholders.

Deferred Offering Costs

IPO offering costs of $4.1 million, consisting of underwriting discounts and commissions, legal, accounting and other direct fees and costs,  were initially capitalized and subsequently offset against the Company’s IPO proceeds upon the close of the offering in August 2016.  There were no deferred offering costs capitalized as of September 30, 2016. As of December 31, 2015, offering costs of $0.8 million were capitalized.

9. Share‑Based Compensation

Share-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed statements of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
General and administrative	$ 400	$ 94	$ 618	$ 181
Research and development	167	—	167	—
Total share-based compensation	$ 567	$ 94	$ 785	$ 181

Restricted Stock Awards

During the three and nine months ended September 30, 2016, the Company did not grant any restricted stock awards (RSAs).  During the three and nine months ended September 30, 2015, the Company granted an aggregate of zero and 44,567 RSAs, respectively, to certain of its employees, members of its board of directors and consultants subject to a 2014 Shareholders Agreement (the Agreement). The RSAs are subject to various vesting schedules and generally vest ratably over a six to 24 month period coinciding with their respective service periods. During the three and nine months ended September 30, 2016, 66,996 and 338,870 RSAs vested, respectively and no RSAs were forfeited during these periods. During the three and nine months ended September 30, 2015, 171,035 and 520,052 RSAs vested, respectively, and no RSAs were forfeited during these periods.

The grant‑date fair value of the RSAs issued during the nine months ended September 30, 2015 was $9,000. Grant date fair market value was based on traditional valuation techniques and methods in determining the fair value of the Company’s equity as a private company including market, income, and cost valuation approaches. A number of objective and subjective factors were considered including contemporaneous and retrospective valuations of its common stock performed by an unrelated valuation specialist, sales of the Company’s convertible preferred stock to unrelated third parties, valuations of comparable peer public companies, the lack of liquidity of the Company’s capital stock and general and industry‑specific economic outlook. The fair value of the Company’s common stock was determined by the Company’s board of directors prior to the IPO.

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
Notes to Condensed Financial Statements (unaudited) - continued

Amendment and Restatement of 2015 Equity Incentive Plan

In April 2016 the Company’s board of directors approved the Company’s amended and restated 2015 Plan (the A&R 2015 Plan). The Company’s stockholders also approved the A&R 2015 Plan in April 2016 and the A&R 2015 Plan became effective immediately upon the execution and delivery of the underwriting agreement related to the IPO. The A&R 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity awards, as well as performance cash awards. The Company initially reserved 2,400,000 shares of common stock for issuance under the A&R 2015 Plan.

During the three and nine months ended September 30, 2016, the Company granted an aggregate of 1,825,200 stock options to its officers, directors, employees and consultants, generally vesting over a four-year period, with an exercise price equal to $10 per share in connection with the pricing of the IPO. During the three and nine months ended September 30, 2015, 136,778 and 238,908 stock options, respectively, were granted.

The Company measures the fair value of stock options with service‑based and performance‑based vesting criteria to employees, consultants and directors on the date of grant using the Black‑Scholes option pricing model. The fair value of equity instruments issued to non‑employees is re‑measured as the award vests. The Company does not have history to support a calculation of volatility and expected term. As such, the Company has used a weighted‑average volatility considering the volatilities of several guideline companies.

For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, and stage of life cycle. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The average expected life of the options was determined based on the mid‑point between the vesting date and the end of the contractual term according to the “simplified method” as described in Staff Accounting Bulletin 110. The risk‑free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. As a result of the early adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company has made an accounting policy election to record forfeitures when they occur.

The weighted‑average assumptions used in the Black‑Scholes option‑pricing model are as follows:

	Three Months Ended		Nine Months Ended
	September 30.		September 30,
	2016	2015	2016	2015
Expected stock price volatility	71.3%	72.4%	71.3%	70.7%
Expected life of options (years)	6.0	5.7	6.0	5.5
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	1.2%	1.7%	1.2%	1.7%

During the three and nine months ended September 30, 2016, 62,222 and 125,714 stock options vested, respectively, and no stock options were forfeited. During the three and nine months ended September 30, 2015, 39,019 and 76,234 stock options vested and no stock options were forfeited. As of September 30, 2016, 269,522 shares were available for future issuance under the A&R 2015 Plan.

Unrecognized share‑based compensation cost for the RSAs and stock options issued under the Company’s 2014 Shareholders Agreement and the A&R 2015 Plan was $11.3 million as of September 30, 2016. Approximately $11.3 million of the unrecognized compensation cost was related to the stock options and $10,000 related to the RSAs. The non‑employee portion of the unrecognized compensation cost was estimated utilizing the Company’s fair market value for its common stock as of September 30, 2016. The unrecognized share‑based expense is expected to be recognized over a weighted average period of 3.4  years for the stock options and 0.3 years for the RSAs.

Inducement Plan

In September 2016 the Company’s board of directors approved the Company’s Inducement Plan (the Inducement Plan). The Company initially reserved 300,000 shares of its common stock to be used exclusively for grants of awards to

Gemphire Therapeutics Inc.
(Formerly Known as Michigan Life Therapeutics, LLC)
Notes to Condensed Financial Statements (unaudited) - continued

individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The Plan was approved by the Company’s board of directors without stockholder approval pursuant to Rule 5635(c)(4), and the terms and conditions of the Plan are substantially similar to the Company’s stockholder-approved A&R 2015 Plan.

Adoption of 2016 Employee Stock Purchase Plan

In April 2016 the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (the ESPP) in order to enable eligible employees to purchase shares of the Company’s common stock at a discount following the effective date of the IPO. The Company’s stockholders also approved the ESPP in April, 2016 and the ESPP became effective immediately upon the execution and delivery of the underwriting agreement related to the IPO. The Company initially reserved 150,000 shares of common stock for issuance under the ESPP. As of September 30, 2016, no shares were purchased under the ESPP.

10. Net Loss Per Common Share

Basic earnings or loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The holders of the Series A preferred stock had rights to participate in common stock dividends, entitling the holders of Series A preferred stock to a dividend payable at the same time and rate per share as the dividend paid on common stock based the number of shares of common stock each share of Series A preferred stock would have converted into if such shares had converted on the record date. The Series A preferred stock, however, did not have a contractual obligation to share in the losses of the Company, and as such, no losses were allocated to the Series A preferred stock for the purposes of the basic loss per share calculation while they were outstanding. Prior to the Company’s incorporation, no common shares were outstanding when the Company operated as MLT.

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s RSAs, stock options, shares of Series A preferred stock, Convertible Notes and Interim Notes are considered common stock equivalents while outstanding for this purpose. Diluted earnings is computed utilizing the treasury method for the RSAs and stock options, and in the case of the Series A preferred stock, either the two‑class method or the if‑converted method, whichever was more dilutive. Diluted earnings with respect to the Convertible Notes and Interim Notes utilized the if‑converted method, but was not applicable during the three and nine months ended September 30, 2016 and 2015 as no conditions required for conversion had occurred during these periods while the instruments were outstanding.  No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti‑dilutive given the net loss reported for the three and nine months ended September 30, 2016 and 2015. The following table sets forth the computation of basic and diluted loss per share as of September 30, 2016 and 2015 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(3,878)	$(2,569)	$(7,372)	$(6,459)
Adjustment for Series A preferred stock redemption value accretion	(67)	(152)	(366)	(2,818)
Net loss attributed to common stock holders	$(3,945)	$(2,721)	$(7,738)	$(9,277)
Denominator:
Basic and diluted weighted average common shares outstanding	6,983,667	3,124,804	4,703,774	2,732,876
Basic and diluted net loss per share	$(0.56)	$(0.87)	$(1.65)	$(3.39)

Gemphire Therapeutics Inc.
(Formerly Known as Michigan Life Therapeutics, LLC)
Notes to Condensed Financial Statements (unaudited) - continued

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti‑dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Restricted stock awards	9,222	519,125	9,222	519,125
Stock options	2,130,478	238,908	2,130,478	238,908
Series A	—	745,637	—	745,637

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

As of September 30, 2016 and December 31, 2015, the fair values of cash and cash equivalents, other assets, accounts payable and accrued liabilities approximated their carrying values because of the short‑term nature of these assets or liabilities. The estimated fair value of the Company’s Interim Notes was based on amortized cost which was deemed to approximate fair value. The derivative liability associated with the conversion premium on the Interim Notes was based on cash flow models discounted at current implied market rates evidenced in recent arms‑length transactions representing expected returns by market participants for similar instruments which were based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2016 and 2015.

The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of December 31, 2015
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Premium conversion derivative	$345	$—	$—	$345
Total liabilities at Fair Value	$345	$—	$—	$345

Gemphire Therapeutics Inc.
(Formerly Known as Michigan Life Therapeutics, LLC)
Notes to Condensed Financial Statements (unaudited) - continued

The following table provides a roll‑forward of the Company’s premium conversion derivative liabilities measured at fair value on a recurring basis using unobservable level 3 inputs (in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Balance as of beginning of period	$345	$73
Issuance of underlying convertible notes	505	502
Change in fair value of premium conversion derivative	(850)	505
Redemption of underlying convertible notes	—	(685)
Balance as of end of period	$—	$395

There were no financial instruments measured on a recurring basis as of September 30, 2016 and on a non‑recurring basis for any of the periods presented.

12. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2016 and 2015 was zero percent. As a result of the analysis of all available evidence as of September 30, 2016 and December 31, 2015, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three or nine month period ended September 30, 2016, or for the comparable periods in 2015. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

13. Related Party Transactions

The Company rented an office in Northville, Michigan from an LLC owned by two officers under short‑term agreements during the three and nine month periods ended September 30, 2016 and 2015. The original facility lease, as amended, was cancelled and replaced with a cancellable lease agreement in August 2016 for limited use of office space in the same Northville location. The new lease agreement became effective in August 2016 and expires in September 2017 with a nominal base rent over its term. Rent expense under the related party agreements was $5,000 and $6,000 during the three months ended September 30, 2016 and 2015, respectively, and $21,000 and $15,000 during the nine months ended September 30, 2016 and 2015, respectively. A prepaid rent balance related to the short‑term agreements amounted to $3,000 as of December 31, 2015.

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

During the third quarter of 2015, the Company issued $2.8 million of Interim Notes as described in Note 4 — Debt.  Such Interim Notes included five notes issued to two officers and three board members (or entities they control) in the amount of $0.5 million. In addition, such Interim Notes included four notes to investors who were related to three of the Company’s officers and to one of the Company’s key employees in the amount of $0.3 million.

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

Gemphire Therapeutics Inc.
(Formerly Known as Michigan Life Therapeutics, LLC)
Notes to Condensed Financial Statements (unaudited) - continued

In February 2016, the Company issued an additional $0.2 million of Interim Notes, as described in Note 4 — Debt, which included two notes issued to two board members (or entities they control) in the amount of $81,000. The February 2016 Interim Note issuances also included a $20,000 note to an investor who is related to an officer of the Company.

In April 2016, the Company issued an additional $5.0 million of Interim Notes, as described in Note 4 — Debt, which included two notes to investors who were related to two of the Company’s officers in the aggregate amount of $0.2 million. The April 2016 Interim Notes issuances also included three notes to investors who were related to three of the Company’s directors in the aggregate amount of $2.3 million.

The IPO included 154,450 shares sold to 5 officers and 3 board members, totaling $1.5 million. In addition, 500,000 shares were sold to 1 investor who is related to 1 of the Company’s directors, totaling $5.0 million, and 47,000 shares totaling $0.5 million were sold to 14 investors who are related to 5 officers of the Company.

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

Overview

We are a clinical‑stage biopharmaceutical company focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life threatening cardiovascular disease and NAFLD/NASH (nonalcoholic fatty liver disease).  Dyslipidemia is generally characterized by an elevation of LDL‑C, or bad cholesterol, triglycerides, or fat in the blood, or both. We are developing our product candidate gemcabene, a novel, once‑daily, oral therapy, for patients who are unable to achieve normal levels of LDL‑C or triglycerides with currently approved therapies, primarily statin therapy. Gemcabene’s mechanism of action is designed to enhance the clearance of VLDLs in the plasma and inhibit the production of fatty acids and cholesterol in the liver. Gemcabene has been tested as monotherapy and in combination with statins and other drugs in 895 subjects, which we define as healthy volunteers and patients, across 18 Phase 1 and Phase 2 clinical trials and has demonstrated promising evidence of efficacy, safety and tolerability.

We are initially pursuing gemcabene in the following four indications as a treatment in addition to maximally tolerated statin therapy for patients who are unable to reach their lipid‑lowering goals: HoFH, HeFH, ASCVD and SHTG. We believe we can design an efficient development plan to provide a new treatment alternative for HoFH patients. Furthermore, we believe that gemcabene’s potential ability to treat patients in the most severe segment of the dyslipidemia market will enhance brand awareness among key thought leaders and physicians. We are developing gemcabene for HeFH, ASCVD and SHTG given gemcabene’s: (1) promising clinical data in these indications; (2) cost‑effective manufacturing process; (3) convenient oral dosing; (4) viability as adjunct combination therapy; and (5) large commercial potential. In the next twelve months, we expect to initiate three late stage clinical trials for gemcabene in HoFH, hypercholesterolemia, including HeFH and ASCVD patients on maximally tolerated statins, and

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

SHTG. Upon completion of one or more of these clinical trials, we intend to request an End of Phase 2 (EOP2) meeting with the FDA to reach an agreement on the design of Phase 3 registration trials and long term safety exposure for our target indications. We intend to pursue similar discussions with Canadian and European health authorities.

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

On August 4, 2016, our Registration Statement on Form S-1 (File No 333-210815) relating to our initial public offering (“IPO”) of our common stock was declared effective by the Securities and Exchange Commission. Pursuant to such Registration Statement, on August 10, 2016, we closed our IPO whereby 3,000,000 shares of our common stock were sold at a public offering price of $10.00 per share. On September 8, 2016, we closed the sale of 27,755 shares of our common stock at the public offering price of $10.00 per share, representing a partial exercise of the underwriters’ over-allotment option, following which, the IPO terminated. We received net proceeds of approximately $26.2 million after deducting underwriting discounts and commissions of $2.1 million and other offering expenses of $2.0 million.

To date, our primary activities have been conducting research and development activities, planning clinical trials, performing business and financial planning, recruiting personnel and raising capital. We do not have any products approved for sale and have not generated any revenue. We do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve gemcabene and we successfully commercialize gemcabene. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Through September 30, 2016, we have funded our operations primarily through the IPO, totaling $30.3 million in gross proceeds, and the issuance of preferred stock and convertible notes, totaling $14.8 million in gross proceeds. Our net losses were $3.9 million and $7.4 million during the three and nine months ended September 30, 2016, respectively, as compared to $2.6 million and $6.5 million during the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $19.8 million. We anticipate that our expenses will increase substantially as we:

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

General and Administrative

General and administrative expenses consist primarily of personnel‑related costs, including salaries and share‑based compensation costs, for personnel in functions not directly associated with research and administrative activities. Other significant costs include legal fees relating to intellectual property and corporate matters and professional fees for accounting and other services. We anticipate that our general and administrative expenses will significantly increase in the future to support our continued research and development activities, potential commercialization of gemcabene, if approved, and any future product candidates we may develop and the increased costs of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services, significantly increased share-based compensation costs related to stock options issued in conjunction with our IPO and anticipated future option grants in conjunction with personnel additions, as well as other public‑company related costs.

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

Interest (Expense) Income

Interest (expense) income consists of interest (expense) income activity related to the Convertible Notes and Interim Notes, activity associated with the underlying premium conversion derivative related to such notes, and interest earnings from cash and cash equivalents. The notes we issued had an annual interest rate of 8%. The interest on the Interim Notes compounded on an annual basis while the interest on the Convertible Notes compounded daily. The principal and accrued and unpaid interest on the Convertible Notes converted into shares of the Company’s Series A preferred stock upon the closing of the Series A preferred stock financing on March 31, 2015, which shares of Series A preferred stock, and accrued dividends thereon, converted into common stock immediately prior to the closing of the IPO. The principal

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

and accrued and unpaid interest on the Interim Notes converted into shares of common stock immediately prior to the closing of the IPO.

We expect to earn interest income in future periods from the investment of the net proceeds from the IPO and a significant decrease in interest (expense) income given the conversion of the principal and accrued and unpaid interest on both the Convertible Notes and Interim Notes.

Other (Expense) Income

Other (expense) income relates to foreign currency exchange gains and losses. Foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. Foreign currency gains and losses may continue to fluctuate in the future due to changes in foreign currency exchange rates.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, there is no provision for income taxes, as we have incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets as of September 30, 2016 and December 31, 2015.

Results of Operations

The following table summarizes our operating results for the periods indicated:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
				(in thousands)
Operating expenses:
General and administrative	$1,466	$997	$469	$3,567	$2,130	$1,437
Research and development	1,936	1,369	567	3,901	2,527	1,374
Acquired in–process research and development	—	—	—	—	908	(908)
Total operating expenses	3,402	2,366	1,036	7,468	5,565	1,903
Loss from operations	(3,402)	(2,366)	(1,036)	(7,468)	(5,565)	(1,903)
Interest (expense) income	(475)	(209)	(266)	101	(899)	1,000
Other (expense) income	(1)	6	(7)	(5)	5	(10)
Net loss	$(3,878)	$(2,569)	$(1,309)	$(7,372)	$(6,459)	$(913)

Comparison of Three Months Ended September 30, 2016 and 2015

General and Administrative

General and administrative expenses for the three months ended September 30, 2016 were $1.5 million compared to $1.0 million for the three months ended September 30, 2015. The $0.5 million increase was primarily attributable to an increase in staffing and professional services. General and administrative expenses included $0.4 million and $94,000 in share‑based compensation expense during the three months ended September 30, 2016 and 2015, respectively.

Research and Development

Research and development expenses for the three months ended September 30, 2016 were $1.9 million compared to $1.4 million for the three months ended September 30, 2015. The $0.6 million increase was primarily attributable to the

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

timing of preclinical studies and manufacturing activities to support clinical advancement of gemcabene and fees paid to external service providers for clinical trial development and regulatory consulting. Research and development expenses included $0.2 million in share‑based compensation expense during the three months ended September 30, 2016. There was no share‑based compensation expense during the three months ended September 30, 2015.

Acquired In‑process Research and Development

No acquired in‑process research and development expenses were incurred during each of the three month periods ended September 30, 2016 and 2015.

Interest (Expense) Income

Interest (expense) income for the three months ended September 30, 2016 and 2015 was $(0.5) million and $(0.2) million, respectively. The $0.3 million net increase in interest expense, primarily non-cash, was due largely to the conversion of the Interim Notes to common stock and amortization of the beneficial conversion premium associated with the Interim Notes. Some of the increase in interest expense was offset by non-cash fair value adjustments associated with the underlying Interim Note premium conversion liability and by a small amount of interest earnings of $9,000 from IPO cash proceeds.  The principal and accrued and unpaid interest on the Interim Notes converted to common stock on August 10, 2016 immediately prior to the closing of the IPO, and as a result, no Interim Notes were outstanding as of September 30, 2016.

Comparison of the Nine Months Ended September 30, 2016 and 2015

General and Administrative

General and administrative expenses for the nine months ended September 30, 2016 were $3.6 million compared to $2.1 million for the nine months ended September 30, 2015. The $1.4 million increase was primarily attributable to an increase in staffing and professional services. General and administrative expenses included $0.6 million and $0.2 million in share‑based compensation expense during the nine months ended September 30, 2016 and 2015, respectively.

Research and Development

Research and development expenses for the nine months ended September 30, 2016 were $3.9 million compared to $2.5 million for the nine months ended September 30, 2015. The $1.4 million increase was primarily attributable to preclinical studies and manufacturing activities to support clinical advancement of gemcabene and fees paid to external service providers for clinical trial development and regulatory consulting. Research and development expenses included $0.2 million in share‑based compensation expense during the nine months ended September 30, 2016. There was no share‑based compensation expense during the nine months ended September 30, 2015.

Acquired In‑process Research and Development

No acquired in‑process research and development expenses were incurred during the nine months ended September 30, 2016. Acquired in‑process research and development expenses during the nine months ended September 30, 2015 were $0.9 million which was the result of an equity milestone payment under our license agreement with Pfizer. We issued 675,250 shares of common stock to Pfizer and immediately expensed the equity milestone payment in the first quarter of 2015 as acquired in‑process research and development expenses at the fair value equivalent of the shares issued in the amount of $0.9 million.

Interest (Expense) Income

Interest (expense) income for the nine months ended September 30, 2016 was $0.1 million compared to $(0.9) million for the nine months ended September 30, 2015. The $1.0 million increase in net interest income, primarily non-cash, was largely due to the amortization of the note premium associated with the July 2015 Interim Notes,  fair value adjustments of the derivative liability associated with the Interim Notes, and interest earnings of $9,000 from IPO cash proceeds.

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

Interest income was offset in part by non-cash interest expense associated with the conversion of the April 2016 Interim Notes along with the amortization of the underlying beneficial conversion feature. The unpaid principal and accrued interest on the Convertible Notes converted into shares of Series A preferred stock on March 31, 2015 and no Convertible Notes were outstanding following such date. The principal and accrued and unpaid interest on the Interim Notes converted to common stock immediately prior to the closing of the IPO, and as a result, no Interim Notes were outstanding as of September 30, 2016.

Liquidity and Capital Resources

Capital Resources

As of September 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of approximately $28.4 million. Our cash and cash equivalents are invested primarily in cash deposits.

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

Historical Capital Resources

On August 4, 2016, our Registration Statement on Form S-1 (File No 333-210815) relating to our IPO of our common stock was declared effective by the Securities and Exchange Commission. Pursuant to such Registration Statement, on August 10, 2016, we closed our IPO whereby 3,000,000 shares of our common stock were sold at a public offering price of $10.00 per share. On September 8, 2016, we closed the sale of 27,755 shares of our common stock at the public offering price of $10.00 per share, representing a partial exercise of the underwriters’ over-allotment option, following which, the IPO terminated. We received net proceeds of approximately $26.2 million after deducting underwriting discounts and commissions of $2.1 million and other offering expenses of $2.0 million.

Our primary source of cash prior to the IPO has been proceeds from the issuance of preferred stock and from the issuance of convertible notes and promissory notes. The proceeds from the issuances of preferred stock and from the issuances of the convertible and promissory notes have been used to fund our operations.

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

From March 2009 through October 2014, we issued promissory notes for aggregate net proceeds of $0.3 million. The promissory notes compounded at an 8% rate per annum basis and were exchanged for convertible notes on November 1, 2014.

From November 2014 through February 2015, we issued Convertible Notes for aggregate net proceeds of $2.4 million. The Convertible Notes converted into shares of the Company’s Series A preferred stock upon close of the Series A preferred stock financing on March 31, 2015. The conversion equaled 125% of the unpaid principal plus unpaid accrued interest on the convertible notes.

In March 2015, we issued preferred stock for aggregate net proceeds of approximately $1.5 million. On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Series A preferred stock, together with accrued dividends thereon, converted into 827,205 shares of common stock.

In July and December 2015, we entered into convertible note financings in which we issued 8% Interim Notes in an aggregate principal amount of $5.5 million to various investors. In February and April 2016, we issued additional 8% Interim Notes in an aggregate principal amount of $5.2 million to various investors. The principal and accrued and unpaid interest on the Interim Notes converted into shares of common stock immediately prior to the closing of the IPO.

The following table summarizes our cash flows for the periods indicated:

	For the Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(7,420)	$(3,177)
Net cash used in investing activities	—	—
Net cash provided by financing activities	32,169	6,211
Net increase in cash	$24,749	$3,034

Cash Flow from Operating Activities

For the nine months ended September 30, 2016, cash used in operating activities of $7.4 million was attributable to a net loss of $7.4 million coupled with $0.7 million in non‑cash expense adjustments and a net change of $0.7 million in our net operating assets and liabilities. The non‑cash (income) expenses consisted of $0.8 million of share‑based compensation offset by net non‑cash interest income of $(0.1) million related to both the Interim Notes and the premium conversion derivative. The change in operating assets and liabilities was primarily attributable to an increase in our prepaid expenses and accounts payable offset in part by a decrease in accrued liabilities associated with fluctuations in our operating expense payments.

For the nine months ended September 30, 2015, cash used in operating activities of $3.2 million was attributable to a net loss of $6.5 million, partially offset by $2.0 million in non‑cash expenses and a net change of $1.3 million in our net operating assets and liabilities. The non‑cash expenses consist of $0.2 million of share‑based compensation, non‑cash interest of $0.9 million related to both the convertible notes and to the premium conversion derivative, and $0.9 million related to a non‑cash purchase of acquired in‑process research and development pursuant to the issuance of common stock. The change in operating assets and liabilities was attributable to increases in accounts payable and accrued liabilities associated with our increased operating expenses.

Cash Flow from Investing Activities

There were no sources or uses of funds from investing activities for all periods presented.

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

Cash Flow from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2016 was $32.2 million consisting of $30.3 million in proceeds, net of discounts, commissions and other offering costs of $3.3 million paid through September 30, 2016, and 5.2 million in proceeds from the issuance of Interim Notes in February 2016 and April 2016.

Net cash provided by financing activities during the nine months ended September 30, 2015 was $6.2 million consisting of $1.5 million in proceeds from the issuance of Series A preferred stock and $4.8 million in proceeds from the issuance of convertible notes, offset by financing costs of $0.1 million associated with the IPO.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2016, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 year	1–3 Years	3–5 Years	More than 5 years	Total
	(in thousands)
Facility lease	$101	$185	$—	$—	$286
Total	$101	$185	$—	$—	$286

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

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

As of September 30, 2016, no obligations were recorded related to the Pfizer Agreement due to the inability to reasonably estimate the timing and outcomes of the gemcabene trials as well as the timing and amounts of future sales of gemcabene, if any.

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

During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our final prospectus filed pursuant to Rule 424(b) with the SEC on August 8, 2016.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission.

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

Recent Accounting Pronouncements

Refer to note 2 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position is the potential loss arising from adverse changes in interest rates. As of September 30, 2016, we had cash and cash equivalents of $28.4 million. We generally hold our excess cash in interest‑bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Obtaining approval of an NDA is an extensive, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of gemcabene for many reasons, including:

•	the data collected from preclinical studies and clinical trials of gemcabene may not be sufficient to support the submission of an NDA;

•	we may not be able to demonstrate to the satisfaction of the FDA that gemcabene is safe and effective for any indication;

•	the results of clinical trials may not meet the level of statistical significance or clinical significance required by the FDA for approval;

•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that gemcabene’s clinical and other benefits outweigh its safety risks;

•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the FDA may not accept data generated at our clinical trial sites;

•

the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

•	the FDA may require development of a risk evaluation and mitigation strategy (REMS) as a condition of approval;

•	the FDA may identify deficiencies in the manufacturing processes or facilities of third party manufacturers with which we enter into agreements for clinical and commercial supplies; or

•	the FDA may change its approval policies or adopt new regulations.

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

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

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

We, or our future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could result in increased development costs, delay, limit or prevent our ability to receive marketing approval or commercialize gemcabene or any other product candidate we may pursue in the future, including:

•	regulators or institutional review boards (IRBs) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•

government or regulatory delays and changes in regulatory requirements, policy and guidelines may require us to perform additional clinical trials or use substantial additional resources to obtain regulatory approval;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•

the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third‑party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	our patients or medical investigators may be unwilling to follow our clinical trial protocols;

•	we might have to suspend or terminate clinical trials for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials may be greater than we anticipate;

•	the supply or quality of any product candidate or other materials necessary to conduct clinical trials may be insufficient or inadequate; and

•	the product candidate may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials.

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

We or our future collaborators may not be able to initiate or continue clinical trials for gemcabene or any future product candidate if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. Orphan indications, in particular, have small populations, and it may be difficult for us to locate and enroll sufficient patients in trials for orphan‑designated indications. Patient enrollment can be affected by many factors, including:

•	severity of the disease under investigation;

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

•	availability and efficacy of medications already approved for the disease under investigation;

•	eligibility criteria for the trial in question;

•	competition for eligible patients with other companies conducting clinical trials for product candidates seeking to treat the same indication or patient population;

•	our payments for conducting clinical trials;

•	perceived risks and benefits of the product candidate under study;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.

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

The discovery that gemcabene or any future product candidate lacks sufficient efficacy or that it causes undesirable side effects that were not previously identified could prevent us from commercializing such product candidate and generating revenues from its sale. In addition, if we receive marketing approval for gemcabene and we or others later discover that it is less effective, or identify undesirable side effects caused by gemcabene:

•	regulatory authorities may withdraw their approval of the product;
•	we may be required to recall the product, change the way this product is administered, conduct additional clinical trials or change the labeling or distribution of the product (including REMS);
•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the product;

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	we could be sued and held liable for harm caused to patients;
•	the product may be rendered less competitive and sales may decrease; or
•	our reputation may suffer generally both among clinicians and patients.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage product candidate, gemcabene, and we do not currently have any other products or product candidates. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize, gemcabene. Our ability to generate revenue depends on a number of factors, including our ability to:

•	successfully complete preclinical carcinogenicity studies to remove the partial clinical hold to allow us to complete longer term registration trials for marketing approval of gemcabene;
•	obtain favorable results from and complete the clinical development of gemcabene for our planned indications, including successful completion of our Phase 2b and Phase 3 trials for these indications;
•	submit an application to regulatory authorities for gemcabene and receive marketing approval in the United States and foreign countries;
•	contract for the manufacture of commercial quantities of gemcabene, if approved, at acceptable cost levels;

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

•	establish sales and marketing capabilities to effectively market and sell gemcabene, if approved, in the United States and the European Union, alone or with a pharmaceutical partner; and
•	achieve market acceptance of gemcabene in the medical community and with third‑party payors.

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

Pfizer has granted us a worldwide exclusive license to make, use, sell, offer for sale and import the clinical product candidate gemcabene, along with certain intellectual property for the purposes of development and commercialization of gemcabene. We or Pfizer may terminate this license in the event of a material breach that remains uncured for 30 days from the date that the breaching party is provided with notice of such breach, provided that if such breach is capable of being cured, the cure period may be extended up to an additional 60 days, or immediately upon certain insolvency events relating to the other party. Pfizer may immediately terminate this license in the event that we, or any of our affiliates, consent, challenge, support or assist any third party to contest or challenge Pfizer’s ownership of or rights in, or the validity, enforceability or scope of, any of the patents licensed under this license. Additionally, Pfizer may revoke the license if we are unable to adequately commercialize gemcabene by April 2021.

Disputes may arise between us and Pfizer regarding intellectual property subject to this license agreement, including with respect to:

•	the scope of rights granted under the license agreement and other interpretation‑related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of Pfizer that is not subject to the licensing agreement;

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

•	the amount and timing of milestone and royalty payments;
•	the rights of Pfizer under the license agreement;
•	our right to sublicense patent and other rights to third parties under collaborative development relationships; and
•	the ownership of inventions and know‑how resulting from the joint creation or use of intellectual property by Pfizer and us and our partners.

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

Moreover, if we pursue and are able to successfully develop and obtain marketing approval of gemcabene and any future product candidate in broader patient populations, we likely will not be able to obtain the same pricing level that we expect to obtain for orphan indications. The pricing of some drugs intended for orphan populations is often related to the size of the patient population, with smaller patient populations often justifying higher prices. If the pricing is lower in broader patient populations, we may not be able to maintain higher pricing in the population of more severely afflicted patients. This would lead to a decrease in revenue from sales to more severely afflicted patients and could make it more difficult for us to achieve or maintain profitability.

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

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

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

Since inception, we have incurred only operating losses. Our net losses were $7.4 million for the nine months ended September 30, 2016 and $9.0 million for the year ended December 31, 2015. As of September 30, 2016, we had an accumulated deficit of $19.8 million. We have financed our operations primarily through the issuance of common stock in our IPO, a private placement of our preferred stock and the issuance of convertible debt securities. We have devoted substantially all of our financial resources and efforts on research and development, including clinical development of gemcabene. We expect that it will be a number of years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increased operating losses for the foreseeable future.

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

Although we believe that the net proceeds from the IPO, together with cash on hand, will be sufficient to fund our operations to mid-2018, we will need to raise additional capital to continue to fund the further development of gemcabene and our operations. Our future capital requirements may be substantial and will depend on many factors including:

•	the scope, size, rate of progress, results and costs of researching and developing gemcabene and initiating and completing our preclinical studies and clinical trials;
•

the cost, timing and outcome of our efforts to obtain marketing approval for gemcabene in the United States and other countries, including to fund the preparation and filing of an NDA with the FDA for gemcabene and to satisfy related FDA requirements and regulatory requirements in other countries;

•	the number and characteristics of any additional product candidates we develop or acquire, if any;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the timing and amount of milestone and royalty payments;
•	the amount of revenue, if any, from commercial sales, should any product candidate receive marketing approval;
•

the costs associated with commercializing gemcabene or any future product candidates, if we receive marketing approval, including the cost and timing of developing sales and marketing capabilities or entering into strategic collaborations to market and sell gemcabene or any future product candidates;

•	the cost of manufacturing gemcabene or any future product candidates and any product we successfully commercialize; and
•	the costs associated with general corporate activities, such as the cost of filing, prosecuting and enforcing patent claims and making regulatory filings.

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval and commercialization of gemcabene and any future product candidates. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are unavailable to us on a timely basis, or at all, we may not be able to continue the development of gemcabene or any future product candidate, or commercialize gemcabene or any future product candidate, if approved, unless we find a strategic partner.

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

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

In September 2016 our board of directors approved the Inducement Plan. We initially reserved 300,000 shares of common stock to be used exclusively for grants of awards to individuals who were not previously our employees or directors, as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The Inducement Plan was approved by our board of directors without stockholder approval pursuant to Rule 5635(c)(4), and the terms and conditions of the Inducement Plan are substantially similar to our stockholder-approved A&R 2015 Plan.

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

In addition, later discovery of previously unknown AEs or other problems with our product candidate or its manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

•	litigation involving patients taking our drug;
•	restrictions on such drugs, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a drug;
•	restrictions on drug distribution or use;
•	requirements to conduct post‑marketing studies or clinical trials;
•	warning letters or untitled letters;
•	withdrawal of the drugs from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	product recall or public notification or medical product safety alerts to healthcare professionals;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	damage to relationships with any potential collaborators;
•	unfavorable press coverage and damage to our reputation;
•	refusal to permit the import or export of drugs;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

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

Depending on the results of our late stage clinical trials, we may seek a breakthrough therapy designation for gemcabene or any other product candidate we may pursue in the future. A breakthrough therapy is defined as a drug that is intended,

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs that are designated as breakthrough therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the PPACA). This is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, improve healthcare quality, enhance remedies against fraud and abuse, add new transparency requirements for certain components of the health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the PPACA of importance to gemcabene and any future product candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point‑of‑sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
•	a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Healthcare providers and third‑party payors will play a primary role in the recommendation and prescription of any product candidate for which we obtain marketing approval. Our current and future arrangements with third‑party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidate for which we obtain marketing approval. Restrictions and obligations under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti‑Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

•

the federal false claims and civil monetary penalties laws, including the civil False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act under the PPACA requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services within the U.S. Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•

analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third‑party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Certain state and foreign laws also govern the privacy and security of health information in ways that differ from each other and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti‑bribery and anti‑money laundering laws in the countries in which we conduct activities. Anti‑corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government‑affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Our violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

The development and commercialization of new drug products is highly competitive. We expect to face competition with respect to gemcabene, if approved, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions and government agencies worldwide. The lipid‑lowering therapies market is highly competitive and dynamic and dominated by the sale of statin treatments including the cheaper generic versions of statins. Our success will depend, in part, on our ability to obtain a share of the market for our planned indications. Other pharmaceutical companies may develop lipid‑lowering therapies for the same indications that compete with gemcabene, if approved, that do not infringe the claims of our patents, pending patent applications or other proprietary rights which could adversely affect our business and results of operations.

Lipid‑lowering therapies currently on the market that would compete with gemcabene, if approved, include the following:

•

statins, such as Crestor marketed by AstraZeneca, Livalo marketed by Kowa Pharmaceuticals America, Inc. (Kowa), Zocor marketed by Merck & Co., Inc. (Merck), Lipitor marketed by Pfizer, and their generic versions;

•	cholesterol absorption inhibitors, such as Zetia, marketed by Merck;
•	apoB antisense Kynamro marketed by Genzyme Corporation, a Sanofi company, and MTTP inhibitor Juxtapid marketed by Aegerion Pharmaceuticals, Inc.;
•	combination therapies, such as Vytorin and Liptruzet, both marketed by Merck;
•

other lipid‑lowering monotherapies, including: fibrates, such as TriCor and Trilipix, both marketed by AbbVie Inc. (AbbVie), and Lipofen marketed by Kowa; niacin, such as Niaspan marketed by AbbVie; bile acid sequestrants, such as Welchol, marketed by Daiichi Sankyo Inc.; combination therapies, such as Advicor and Simcor, both of which are marketed by AbbVie; and their generic version of these drugs;

•	prescription fish oils, such as Lovaza marketed by GlaxoSmithKline, Epanova marketed by AstraZeneca and Vascepa marketed by Amarin Corporation plc; and
•	PCSK9 inhibitors, such as Praluent, developed by Sanofi‑Aventis U.S. LLC, and Regeneron Pharmaceuticals, Inc. and Repatha marketed by Amgen Inc.
•

Several other pharmaceutical companies have other lipid‑lowering therapies in development that may be approved for marketing in the United States or outside of the United States. Based on publicly available information, we believe the current therapies in development that would compete with gemcabene include:

•	for HoFH, RGEN‑1500 being developed by Regeneron Pharmaceuticals, Inc. and MBX‑8025 developed by CymaBay Therapeutics, Inc.;
•

for HeFH and ASCVD, drugs include: oral cholesteryl ester transfer protein inhibitors, such as anacetrapib being developed by Merck and TA‑8995 being developed by Amgen/Dezima; ATP citrate lyase inhibitor, ETC‑1002 developed by current Esperion; and PCSK9 inhibitors, such as ALN‑PCSsc being developed by The Medicines Company and Alnylam Pharmaceuticals, Inc. and bococizumab being developed by Pfizer; and

•	for SHTG, ISIS‑APOCIII antisense being developed by Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.).

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

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

Many of our competitors have significantly greater name recognition, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and entering into strategic transactions, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Factors that may inhibit our efforts to commercialize gemcabene or any future product candidate on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe our product candidate;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
•	inability to obtain sufficient coverage and reimbursement from third‑party payors and governmental agencies.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell a product that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market any product candidate or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market a drug effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing gemcabene or any future product candidate.

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

Even if gemcabene or any future product candidate receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If such product candidate does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of a product candidate, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;
•	the ability to offer our product for sale at competitive prices;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	any restrictions on the use of our product together with other medications;
•	interactions of our product with other medicines patients are taking;
•	inability of certain types of patients to take our product;
•

demonstrated ability to treat patients and, if required by any applicable regulatory authority in connection with the approval for target indications, to provide patients with incremental cardiovascular disease benefits, as compared with other available therapies;

•	the relative convenience and ease of administration of gemcabene, including as compared with other treatments available for approved indications;
•	the prevalence and severity of any adverse side effects;
•	limitations or warnings contained in the labeling approved by the FDA;
•	availability of alternative treatments already approved or expected to be commercially launched in the near future;

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

•	the effectiveness of our sales and marketing strategies;
•	our ability to increase awareness through marketing efforts;
•	guidelines and recommendations of organizations involved in research, treatment and prevention of various diseases that may advocate for alternative therapies;
•	our ability to obtain sufficient third‑party coverage and adequate reimbursement;
•	the willingness of patients to pay out‑of‑pocket in the absence of third‑party coverage; and
•	physicians or patients may be reluctant to switch from existing therapies even if potentially more effective, safe or convenient.

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

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

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

We face an inherent risk of product liability exposure related to the testing of our product candidate in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with gemcabene or any future product candidate during product testing, manufacturing, marketing or sale. For example, we may be sued on allegations that a product candidate caused injury or that the product is otherwise unsuitable. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against claims that our product candidate caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidate that we are developing;
•	injury to our reputation and significant negative media attention;

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

•	withdrawal of clinical trial participants;
•	increased FDA warnings on product labels;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	distraction of management’s attention from our primary business;
•	loss of revenue; and
•	the inability to commercialize any product candidate that we may develop.

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

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

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

We will rely on CROs to conduct part or all of our preclinical studies and clinical trials for any product candidate, including our Phase 2b and Phase 3 trials for gemcabene. As a result, we will have limited control over the conduct, timing and completion of these clinical trials and the management of data developed through the clinical trials. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues;
•	undergo changes in priorities or become financially distressed; or
•	form relationships with other entities, some of which may be our competitors.

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

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

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

We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers to comply with current good manufacturing practices (cGMP) for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, we will not be able to secure and/or maintain regulatory approval for our products. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of gemcabene or any future product candidates, or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market gemcabene or such future product candidates. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory and sourcing risks for the production of such materials and products. To the extent practicable, we attempt to identify more than one supplier, but some raw materials are available only from a single source or only one supplier has been identified, even in instances where multiple sources exist.

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

Collaborations involving gemcabene or any future product candidate pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;
•

collaborators may not pursue development and commercialization or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidate if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	a collaborator with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of any such product candidate;
•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•

disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidate or that result in costly litigation or arbitration that diverts management attention and resources;

•	we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;
•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
•	collaborators may learn about our discoveries and use this knowledge to compete with us in the future;
•	the results of collaborators’ preclinical or clinical studies could harm or impair other development programs;

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

•	there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others;
•	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers;
•

collaboration agreements may not lead to development or commercialization of our product candidate in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated; and

•	collaborators may be unable to obtain the necessary marketing approvals.

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

As of May 2, 2016, our patent estate, including patents we own or license from third parties, on a worldwide basis, included four issued U.S. patents and eight pending U.S. patent applications and 23 issued patents in foreign jurisdictions including Canada, France, Germany, Great Britain, Ireland, Italy, Mexico and Spain and 15 pending patent applications in foreign jurisdictions including Australia, Canada, China, Europe, Hong Kong, Japan and Mexico. Our worldwide patents and pending applications all relate to our product candidate, gemcabene. Our patents claiming the gemcabene composition of matter generically, which were in‑licensed from Pfizer, have all expired; however, our clinical formulation comprises a specific calcium salt crystal form of gemcabene, which form is claimed in U.S. Patent Number 6,861,555. This patent, which was in‑licensed from Pfizer, is expected to expire in 2021, and may be eligible for a patent term extension period of up to five years. Our current patent estate includes four patent families that have claims directed to methods of treatment using gemcabene. These patent families include, for example, U.S. Patent Number 8,557,835, licensed from Pfizer that has claims directed to using a statin‑gemcabene combination for treating hyperlipidemia, angina pectoris and atherosclerosis. U.S. Patent Number 8,557,835 is expected to expire in 2021, absent any patent term extension, and corresponding foreign patents are expected to expire in 2018, absent any adjustment or extension. Additionally, U.S. Patent Number 8,846,761 and U.S. Patent Application Number 14/370,722, are owned by us. U.S. patent number 8,846,761 is directed to methods of decreasing a subject’s risk for developing pancreatitis by administering gemcabene and is expected to expire in 2032, absent any patent term extension. Any foreign patent in this family that may issue is expected to expire in 2031, absent any patent term extension. U.S. Patent Application Number 14/370,722, is directed to methods of decreasing a patient’s risk for developing coronary heart disease or preventing, delaying or reducing the severity of a secondary cardiovascular event by administering gemcabene with a statin. Related patent applications are pending in foreign jurisdictions including Australia, Canada, China, Europe, Japan and Mexico. Any patent that may issue in this family, absent any patent term adjustment or extension, is expected to expire in 2033.

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

We cannot assure you that any of our patents have, or that any of our pending patent applications will mature into issued patents that will include, claims with a scope sufficient to protect gemcabene or any future product candidate. Others have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, or inter partes review proceedings, supplemental examination and challenges in district court. Patents may be subjected to opposition, post‑grant review, or comparable proceedings lodged in various national and regional patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, re‑examination, opposition, post‑grant review, inter partes review, supplemental examination or revocation proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third‑party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize gemcabene.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect gemcabene;
•	any of our pending patent applications will result in issued patents;

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

•	we will be able to successfully commercialize gemcabene or any future product candidate, if approved, before our relevant patents expire;
•	we were the first to make the inventions covered by each of our patents and pending patent applications;
•	we were the first to file patent applications for these inventions;
•	others will not develop similar or alternative technologies that do not infringe our patents;
•	any of our patents will be valid and enforceable;
•	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
•	we will develop additional proprietary technologies or product candidates that are separately patentable; or
•	that our commercial activities or products will not infringe upon the patents of others.

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

In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA, to market the same drug for the same orphan indication, except in very limited circumstances. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active pharmaceutical ingredient (API) and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

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

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell gemcabene and any other product candidate we may pursue in the future and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including interference or derivation proceedings, post‑grant reviews, inter partes reviews, or other procedures before the USPTO or other similar procedures in foreign jurisdictions. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our medicines and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non‑exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. We could be forced, including by court order, to cease developing and commercializing the infringing technology or medicine. In addition, we could be found liable for substantial monetary damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed. A finding of infringement could prevent us from commercializing a product candidate or force us to cease some of our business operations, which could harm our business. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Moreover, because we acquired certain rights to gemcabene from Pfizer, we must rely on Pfizer’s practices, and those of its predecessors, with regard to parties that may have had access to trade secrets related thereto. Any party with whom they or we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time‑consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they disclose such trade secrets, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third‑party, our competitive position would be harmed.

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

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

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

We are highly dependent on our management, scientific and medical personnel, including Dr. Charles L. Bisgaier, our co‑founder, Chairman of our board of directors and Chief Scientific Officer, and Mina Sooch, our President, Chief Executive Officer, Treasurer and director. We have entered into employment agreements with our executive officers, but any employee may terminate his or her employment with us. The loss of the services of either Dr. Bisgaier or Ms. Sooch, any of our executive officers, other key employees or consultants and other scientific and medical advisors in the foreseeable future, might impede the achievement of our research, development and commercialization objectives. We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Recruiting and retaining qualified scientific personnel and business and commercial personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may also make it more challenging to recruit and retain qualified scientific personnel.

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of September 30, 2016, we had ten full‑time employees, and we expect to increase our number of employees and the scope of our operations as we further the clinical development of gemcabene and become a public company. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day‑to‑day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of gemcabene. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize gemcabene or any future product candidate, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

•	compliance with differing or unexpected regulatory requirements for gemcabene or any other product candidate;
•	different medical practices and customs affecting acceptance of gemcabene, if approved, or any other approved product in the marketplace;
•	language barriers;
•	the interpretation of contractual provisions governed by foreign law in the event of a contract dispute;
•	difficulties in staffing and managing foreign operations, and an inability to control commercial or other activities where we are relying on third parties;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	potential liability under the Foreign Corrupt Practice Act of 1977 or comparable foreign regulations;
•	production shortages resulting from any events affecting raw material supply or manufacturing capability abroad;
•	foreign government taxes, regulations and permit requirements;
•	U.S. and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, natural disasters, war, events of terrorism or political instability in particular foreign countries;
•	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenues;
•	compliance with tax, employment, immigration and labor laws, regulations and restrictions for employees living or traveling abroad;
•	changes in diplomatic and trade relationships; and
•

challenges in enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States.

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

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

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

Risks Related to our Common Stock

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock

The trading price of our common stock following the IPO is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	adverse results or delays in preclinical studies, clinical trials, regulatory decisions or the development status of gemcabene or any product candidates we may pursue in the future;
•	decisions to initiate a clinical trial, not initiate a clinical trial, or terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval for gemcabene;
•	changes in applicable laws, rules or regulations;
•	disputes with Pfizer regarding our licensed rights to gemcabene;
•	adverse developments concerning our manufacturers, suppliers, collaborators and other third parties;
•	our failure to commercialize gemcabene or any product candidates we may pursue in the future;
•	the success of competitive drugs;
•	additions or departures of key scientific or management personnel;
•	unanticipated safety concerns related to the use of gemcabene or any product candidates we may pursue in the future;
•	our announcements or our competitor’s announcements regarding new products, enhancements, significant contracts, acquisitions or strategic partnerships and investments;
•	changes in the structure of healthcare payment systems;
•	the size and growth of our target markets;
•	our failure, or companies perceived to be similar to us, to meet external expectations or management guidance;
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

•	publication of research reports about us or our industry, recommendations, earning results or estimates or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
•	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders or our incurrence of additional debt;
•	trading volume of our common stock;
•	changes in accounting practices and ineffectiveness of our internal controls;
•	disputes, litigation or developments relating to proprietary rights;
•	timing of milestones and royalty payments; and
•	other events or factors, many of which are beyond our control.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that not all members of the board are elected at one time;
•	allow the authorized number of our directors to be changed only by resolution of our board of directors;
•	limit the manner in which stockholders can remove directors from the board;
•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

•	prohibit stockholders from calling special meetings;
•

authorize our board of directors to issue preferred stock without stockholder approval, which preferred stock may include rights superior to the rights of the holders of common stock, and which could be used to institute a shareholder rights plan, or so‑called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•	require the approval of the holders of at least two‑thirds of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

As of September 30, 2016, our officers, directors, five percent or greater stockholders and their respective affiliates will have beneficial ownership, in the aggregate, of approximately 55.0% of our outstanding common stock.

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

To date, we have never conducted a review of our internal control for the purpose of providing the reports required by these rules. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, hire additional finance and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2016, we had 9,270,255 shares of common stock outstanding. This included 3,027,755 shares that we sold in the IPO, which, unless purchased by our affiliates, including our directors, officers, employees, certain existing stockholders and their affiliated entities and other individuals associated with us and members of their respective families in the IPO, may be resold in the public market immediately without restriction. The remaining 6,242,500 shares, as well as any shares purchased by our affiliates in the IPO, are currently or will be restricted as a result of securities laws or lock‑up agreements.

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

Moreover, holders of an aggregate of approximately 2,124,880 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

An aggregate of 2,850,000 shares of our common stock are reserved for future issuance under our equity incentive and employee stock purchase plans, 269,522 shares remain available for issuance under the A&R 2015 Plan following the grant of options to purchase an aggregate of 1,825,200 shares of common stock to our officers, directors, employees and consultants in connection with the IPO, and all 300,000 shares reserved the Inducement Plan and 150,000 shares reserved under our employee stock purchase plan remained available for issuance as of September 30, 2016. Such shares can be freely sold in the public market upon issuance, subject to the lock‑up agreements referred to above. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

Our issuance of the common stock in connection with the IPO may have resulted in an “ownership change” at the time of issuance, or has increased the risk that we could experience an ownership change in the future. Any ownership change would significantly limit our ability to utilize our net operating loss carryforwards and certain other tax attributes.

As of September 30, 2016, we had approximately $5.5 million in U.S. federal and state net operating loss carryforwards, which will begin to expire in 2034 for federal and 2024 for state, that we can use in certain circumstances to offset any future taxable income and thus reduce any federal income tax liability. We also had net tax credit carryforwards of $372,000 available to reduce future tax liabilities, if any, for U.S. federal purposes. Our ability to utilize these net operating losses and tax credit carryforwards to offset future taxable income may be significantly limited if we have experienced or if we experience in the future an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In general, an ownership change will occur if there is a cumulative change in our ownership by “5‑percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three‑year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the corporation’s subsequent use of net operating loss carryovers that arose from pre‑ownership change periods and use of losses that are subsequently recognized with respect to assets that had a built‑in‑loss on the date of the ownership change. The amount of the annual limitation generally equals the value of the corporation immediately before the ownership change multiplied by the long‑term tax‑exempt interest rate (subject to certain adjustments). To the extent that the limitation in a post‑ownership‑change year is not fully utilized, the amount of the limitation for the succeeding year will be increased.

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

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

(a) Sales of Unregistered Securities

None

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

The managing underwriters of the IPO were Jefferies LLC and RBC Capital Markets, LLC. We paid to the underwriters of the initial public offering underwriting discounts and commissions totaling approximately $2.1 million. In addition, we incurred expenses of approximately $2.0 million which, when added to the underwriting discounts and commissions, amounted to total expenses of approximately $4.1 million. Thus, the net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $26.2 million.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on August 8, 2016.

(c) Stock Repurchases

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

None.

ITEM 3.DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not Applicable.

ITEM 6.EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1

Third Amended and Restated Certificate of Incorporation of Gemphire Therapeutics Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on August 10, 2016).

3.2	Amended and Restated Bylaws of Gemphire Therapeutics Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on August 10, 2016).
10.1*

Form of Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-210815, filed on June 13, 2016).

10.2*

Form of 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-210815, filed on June 13, 2016).

10.3*

Employment Agreement by and between the Registrant and Mina Sooch (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 333-210815, filed on April 18, 2016).

10.4*

Employment Agreement by and between the Registrant and Jeffrey S. Mathiesen (incorporated by reference to Exhibit 10.6 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-210815, filed on June 13, 2016).

10.5*

Employment Agreement by and between the Registrant and Charles L. Bisgaier (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, File No. 333-210815, filed on April 18, 2016).

10.6*

Form of Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.8 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-210815, filed on June 13, 2016).

10.7

Lease Agreement, dated as of May 18, 2016 and commencing on August 1, 2016, by and between the   Registrant and North Laurel Project, LLC (incorporated by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-210815, filed on June 13, 2016).

10.8*

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-210815, filed on June 13, 2016).

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Gemphire Therapeutics Inc.

SIGNATURE	TITLE	DATE

/s/ Mina Sooch	President and Chief Executive Officer	November 2, 2016
Mina Sooch	(Principal Executive Officer)

/s/ Jeffrey S. Mathiesen	Chief Financial Officer (Principal Financial and	November 2, 2016
Jeffrey S. Mathiesen	Accounting Officer)

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1

Third Amended and Restated Certificate of Incorporation of Gemphire Therapeutics Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on August 10, 2016).

3.2	Amended and Restated Bylaws of Gemphire Therapeutics Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on August 10, 2016).
10.1*

Form of Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-210815, filed on June 13, 2016).

10.2*

Form of 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-210815, filed on June 13, 2016).

10.3*

Employment Agreement by and between the Registrant and Mina Sooch (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 333-210815, filed on April 18, 2016).

10.4*

Employment Agreement by and between the Registrant and Jeffrey S. Mathiesen (incorporated by reference to Exhibit 10.6 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-210815, filed on June 13, 2016).

10.5*

Employment Agreement by and between the Registrant and Charles L. Bisgaier (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, File No. 333-210815, filed on April 18, 2016).

10.6*

Form of Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.8 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-210815, filed on June 13, 2016).

10.7

Lease Agreement, dated as of May 18, 2016 and commencing on August 1, 2016, by and between the   Registrant and North Laurel Project, LLC (incorporated by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-210815, filed on June 13, 2016).

10.8*

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-210815, filed on June 13, 2016).

Gemphire Therapeutics Inc.

(Formerly Known as Michigan Life Therapeutics, LLC)

Form 10-Q

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.