Form 10-Q
period 2017-03-31
Gemphire Therapeutics Inc.
filed 2017-05-10
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company) Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934). Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of May  1, 2017 was 10,600,045.

Gemphire Therapeutics Inc.

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Condensed Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	3

	Condensed Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016 (unaudited)	4

	Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2017 and 2016 (unaudited)	5

	Condensed Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	30

ITEM 4	Controls and Procedures	30

PART II	OTHER INFORMATION	31

ITEM 1	Legal Proceedings	31

ITEM 1A :	Risk Factors	31

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	31

ITEM 3	Default upon Senior Securities	32

ITEM 4	Mine Safety Disclosures	32

ITEM 5	Other Information	32

ITEM 6	Exhibits	33

SIGNATURES		34

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Gemphire Therapeutics Inc.

Condensed Balance Sheets

(in thousands, except share amounts and par value)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,282	$24,033
Prepaid expenses	552	713
Total current assets	29,834	24,746
Deposits	8	8
Total assets	$29,842	$24,754
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,541	$2,008
Accrued liabilities	1,002	2,113
Total current liabilities	4,543	4,121
Other liabilities	2	1
Total liabilities	4,545	4,122
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2017 and December 31, 2016, no shares issued or outstanding as of March 31, 2017 and December 31, 2016.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2017 and December 31, 2016, 10,596,838 and 9,270,255 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	18	17
Additional paid–in capital	59,834	47,674
Accumulated deficit	(34,555)	(27,059)
Total stockholders’ equity	25,297	20,632
Total liabilities and stockholders’ equity	$29,842	$24,754

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Operating expenses:
General and administrative	$2,223	$1,050
Research and development	5,280	1,176
Total operating expenses	7,503	2,226
Loss from operations	(7,503)	(2,226)
Interest income	12	127
Other expense	(5)	(4)
Loss before income taxes	(7,496)	(2,103)
Provision (benefit) for income taxes	—	—
Net loss	(7,496)	(2,103)
Other comprehensive loss, net of tax	—	—
Comprehensive loss	$(7,496)	$(2,103)
Net loss	$(7,496)	$(2,103)
Adjustment to redemption value on Series A convertible preferred stock	—	(149)
Net loss attributable to common stockholders	$(7,496)	$(2,252)
Net loss per share:
Basic and diluted (Note 10)	$(0.79)	$(0.65)
Number of shares used in per share calculations:
Basic and diluted	9,521,224	3,468,764

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid–In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2016	745,637	$7,953	3,758,488	$12	$—	$(12,392)	$(12,380)
Redemption value adjustment — Series A preferred stock	—	149	—	—	(123)	(26)	(149)
Share–based compensation — employee	—	—	—	—	46	—	46
Share–based compensation — non–employee	—	—	—	—	77	—	77
Net loss	—	—	—	—	—	(2,103)	(2,103)
Balance at March 31, 2016	745,637	$8,102	3,758,488	$12	$—	$(14,521)	$(14,509)

Balance at January 1, 2017	—	$—	9,270,255	$17	$47,674	$(27,059)	$20,632
Issuance of common stock from private placement offering	—	—	1,324,256	1	8,978	—	8,979
Issuance of detachable stock warrants in connection with private placement offering	—	—	—	—	3,562	—	3,562
Issuance costs of private placement offering	—	—	—	—	(1,219)	—	(1,219)
Exercise of stock options	—	—	2,327	—	3	—	3
Share–based compensation — employee	—	—	—	—	829	—	829
Share–based compensation — non–employee	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	(7,496)	(7,496)
Balance at March 31, 2017	—	$—	10,596,838	$18	$59,834	$(34,555)	$25,297

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(7,496)	$(2,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	836	123
Non-cash interest on convertible notes to related parties	—	31
Non-cash interest on convertible notes	—	78
Non-cash discount amortization on convertible notes to related parties	—	(55)
Non-cash discount amortization on convertible notes	—	(159)
Revaluation of premium conversion derivative	—	(22)
Change in assets and liabilities:
Prepaid expenses and other assets	161	(1)
Accounts payable	1,473	(242)
Accrued and other liabilities	(1,197)	294
Net cash used in operating activities	(6,223)	(2,056)
Investing activities
Net cash provided by (used in) investing activities	—	—
Financing activities
Proceeds from issuance of convertible notes	—	50
Proceeds from issuance of convertible notes to related parties	—	101
Exercise of stock options	3	—
Proceeds from offering	12,541	—
Offering costs	(1,072)	(86)
Net cash provided by financing activities	11,472	65
Net increase (decrease) in cash and cash equivalents	5,249	(1,991)
Cash and cash equivalents at beginning of period	24,033	3,620
Cash and cash equivalents at end of period	$29,282	$1,629
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental non-cash financing transactions:
Redemption value change of Series A preferred stock	$—	$149
Bifurcation of premium conversion derivative related to convertible notes	$—	$9
Offering costs in accounts payable and accrued liabilities	$147	$46

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited)

1. The Company and Basis of Presentation

On November 10, 2008, Michigan Life Therapeutics, LLC (MLT) was organized as a limited liability company (LLC) in Michigan. On October 30, 2014, Gemphire Therapeutics Inc. (Gemphire or the Company) was incorporated as a C corporation in the state of Delaware. On November 1, 2014, MLT entered into a merger agreement with Gemphire whereby MLT was merged with and into Gemphire with Gemphire as the surviving entity; all outstanding membership interests of MLT were exchanged for shares of Gemphire’s common stock. The purpose of the merger was to change the jurisdiction of MLT from Michigan to Delaware and to convert from an LLC to a corporation. The Company’s headquarters are located in Livonia, Michigan.

The Company is a clinical‑stage biopharmaceutical entity focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life threatening cardiovascular disease, and NAFLD/NASH (nonalcoholic fatty liver disease). The Company’s primary activities have been conducting research and development activities, planning clinical trials, performing business and financial planning, recruiting personnel and raising capital. The Company is subject to certain risks, which include the need to research, develop, and clinically test potentially therapeutic products, initially one product candidate gemcabene (also known as CI‑1027); obtain regulatory approval for its products and commercialize them around the world; expand its management scientific staff; finance its operations; and, find collaboration partners to further advance development and commercial efforts.

Initial Public Offering

On August 4, 2016, the Company’s Registration Statement on Form S-1 (File No 333-210815) relating to its initial public offering (IPO) of its common stock was declared effective by the Securities and Exchange Commission (SEC). Pursuant to such Registration Statement, on August 10, 2016, the Company closed its IPO whereby 3,000,000 shares of its common stock were issued and sold at a public offering price of $10.00 per share. On September 8, 2016, the Company closed the sale of 27,755 shares of its common stock at the public offering price of $10.00 per share, representing a partial exercise of the underwriters’ over-allotment option, following which, the IPO terminated. The Company received net proceeds of approximately $26.1 million after deducting underwriting discounts and commissions of $2.1 million and other offering expenses of $2.1 million.

Immediately prior to the IPO, the Company amended and restated its certificate of incorporation and bylaws to, among other things, change its authorized capital stock to consist of (i) 100,000,000 shares of common stock and (ii) 10,000,000 shares of undesignated preferred stock. Both the common stock and the preferred stock have a par value of $0.001 per share.

Private Placement Offering

On March 10, 2017, the Company entered into a securities purchase agreement for a private placement (the Private Placement) with a select group of accredited investors whereby, on March 15, 2017 the Company issued and sold 1,324,256 units at a price of $9.47 per unit for gross proceeds of approximately $12.5 million. Each unit consists of one share of the Company’s common stock and a warrant to purchase 0.75 shares of common stock. The warrants have an exercise price of $10.40 per share and are exercisable for a period of five years from the date of issuance. The resale of the shares of common stock issued in the Private Placement and the shares of common stock to be issued upon exercise of the warrants issued in the Private Placement was subsequently registered in April 2017 under the Securities Act of 1933, as amended.

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed financial statements may not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

statements and the notes thereto for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2017. The condensed balance sheet at December 31, 2016 was derived from the audited financial statements.

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

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

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

Common Stock Valuation

Due to the absence of an active market for the Company’s common stock prior to the close of the IPO, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately‑Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. The valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions affecting the biopharmaceutical industry sector, and the likelihood of achieving a liquidity event, such as an IPO or sale. Significant changes to the key assumptions used in the valuations have resulted in different fair values of common stock at each valuation date.

Convertible Preferred Stock

On March 31, 2015, the Company issued 745,637 shares of Series A convertible preferred stock (the Series A preferred stock). On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Series A preferred stock, together with accrued dividends thereon, converted into 827,205 shares of common stock. The Series A preferred stock prior to conversion was classified outside of permanent equity, in mezzanine equity, on the Company’s condensed balance sheet. The Company initially recorded preferred stock that may be redeemed at the option of the holder, or based on the occurrence of events outside of the Company’s control, at the value of the proceeds received. Subsequently, if it was probable that the preferred stock would become redeemable, the Company recognized changes in the redemption value immediately as they occurred and adjusted the carrying amount of the instrument to equal the redemption value at the end of each reporting period. If it was not probable that the preferred stock would become redeemable, the Company did not adjust the carrying value. In the absence of retained earnings, these charges were recorded against additional paid‑in‑capital, if any, and then to accumulated deficit. See Note 7 — Convertible Series A Preferred Stock for further discussion. As a result of their conversion to common stock on August 10, 2016 as described above, no shares of Series A preferred stock were outstanding as of March 31, 2017 and December 31, 2016.

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016‑01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2019. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company is currently evaluating the impact of the new guidance on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2017. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the new guidance to determine the impact it may have on its financial statements.

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

In January 2017, the FASB issued several amendments to ASU 2014‑09, Revenue from Contracts with Customers — Topic 606 (ASU 2014-09), including clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identifying performance obligations. These amendments do not change the core principle of the standard, but provide clarity and implementation guidance. ASU 2014-09, which supersedes the revenue recognition requirements in FASB ASC 605, primarily states that an entity should recognize

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In 2015, the FASB agreed to allow companies to delay the implementation of this standard for one year effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only for periods beginning after December 15, 2016. The Company plans to adopt this standard on January 1, 2018 and to select the modified retrospective transition method. The Company plans to modify its accounting policies to reflect the requirements of this standard however, the planned adoption will not affect the Company’s financial statements and related disclosures for these periods or future periods until the Company generates revenues.

3. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2017	2016
Accrued offering costs	$60	$—
Legal costs	166	54
Accrued compensation costs	303	706
Other research and development expenses	339	1,259
Other general and administrative expenses	134	94
Total	$1,002	$2,113

4. Debt

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

In December 2015, the Company amended the Interim Notes and certain investors agreed to loan the Company an additional $2.7 million for a revised financing total of $5.5 million. The Interim Notes continued to accrue interest at an 8% rate per annum compounded annually, but were amended to automatically convert into shares of the same class of the Company’s next convertible preferred stock financing round (the Preferred Stock Financing). The conversion into shares issued in the Preferred Stock Financing would be equal to unpaid principal at 115% plus unpaid accrued interest. In the event that either a change of control occurred or the Company completed a public transaction which resulted in the Company’s stockholders holding securities listed on a national securities exchange, including an IPO, before the Preferred Stock Financing, the Interim Notes, as amended, would automatically convert into shares of the Company’s common stock at a conversion price of $6.70585 per share (which represents the original issue price of the Series A preferred stock) based on 100% of outstanding principal and unpaid accrued interest. Lastly, if a Preferred Stock Financing, change of control, or public transaction did not occur before December 31, 2016, the parties agreed to then negotiate a conversion price into a new round of stock.

In February 2016, certain investors agreed to loan the Company an additional $0.2 million for a revised financing total of $5.6 million. The Interim Notes continued to accrue interest at an 8% rate per annum compounded annually, but were amended to automatically convert into shares of the same class of the Company’s next Preferred Stock Financing. The conversion into shares issued in the Preferred Stock Financing would be equal to unpaid principal at 115% plus unpaid

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

accrued interest. In the event that either a change of control occurred or the Company completed a public transaction which resulted in the Company’s stockholders holding securities listed on a national securities exchange, including an IPO, before the Preferred Stock Financing, the Interim Notes, as amended, would automatically convert into shares of the Company’s common stock at a conversion price of $6.70585 per share (which represents the original issue price of the Series A preferred stock as adjusted for the Reverse Stock Split (as defined below)) based on 100% of outstanding principal and unpaid accrued interest. Lastly, if a Preferred Stock Financing, change of control, or public transaction did not occur before December 31, 2016, the parties agreed to then negotiate a conversion price into a new round of stock.

In April 2016, the Company amended the Interim Notes and certain investors agreed to loan the Company an additional $5.0 million for a revised financing total, including Interim Notes previously issued, of $10.6 million. The Interim Notes continued to accrue interest at an 8% rate per annum compounded annually, but were amended so that 125% of the unpaid principal and accrued interest, would automatically convert into shares of the same class of the Company’s next convertible preferred stock financing round of at least $5.0 million (the Qualified Financing). In the event that either a change of control occurred or the Company completed a public transaction which resulted in the Company’s stockholders holding securities listed on a national securities exchange, including an IPO, before the Qualified Financing, 100% of outstanding principal and unpaid accrued interest on the Interim Notes, as amended, would automatically convert into shares of the Company’s common stock at a conversion price of $6.70585 per share, as adjusted for the Reverse Stock Split. Lastly, if a Qualified Financing, change of control, or public transaction did not occur, the Interim Notes would become payable on demand any time after December 31, 2016. The Company incurred issuance costs related to the April 2016 financing in the amount of $10,000. The Interim Notes were discounted for the issuance costs, and the discount was amortized to interest expense over their remaining term using the straight‑line method.

On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Interim Notes, together with accrued interest thereon, converted into 1,656,807 shares of common stock. At the time of their issuance, the Interim Notes contained a conversion premium with regard to the conversion into shares at the time of the next Qualified Financing. The Company determined that the redemption feature under the Interim Notes qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the Interim Notes. The discount was amortized to interest expense over the term of the Interim Notes using the straight‑line method. The embedded derivative was accounted for separately on a fair market value basis. As a result of the conversion of the Interim Notes, together with accrued interest thereon, into common stock immediately prior to the closing of the IPO, there was no premium conversion derivative outstanding as of March 31, 2017 and December 31, 2016. The Company recorded the fair value changes of the premium conversion derivative associated with the Interim Notes to interest income (expense) that amounted to zero and $(22,000) for the three months ended March 31, 2017 and 2016, respectively.

As a result of their conversion to common stock on August 10, 2016 as described above, there were no Interim Notes outstanding as of March 31, 2017 and December 31, 2016.

5. Commitments and Contingencies

Pfizer License Agreement

In April 2011, the Company and Pfizer Inc. (Pfizer) entered into an exclusive license agreement (the Pfizer Agreement) for the clinical product candidate gemcabene. In exchange for this worldwide exclusive right and license to certain patent rights to make, use, sell, offer for sale and import the clinical product gemcabene, the Company agreed to certain milestone and royalty payments on future sales (See Note 6 — License Agreement). As of March 31, 2017, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the license agreement, and as such, no liabilities were recorded related to the license agreement.

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

Series A Preferred Stock Dividends

Holders of the Series A preferred stock were entitled to cumulative accruing dividends at a simple rate of 8% per year on the original issue price of the preferred stock of $6.70585 per share, as adjusted for the Reverse Stock Split. The dividends effectively accrued daily on each share of preferred stock. The dividends were payable upon the earliest to occur of (1) the date determined by the Board, (2) the liquidation of the Company (including a deemed liquidation event) or (3) the conversion or redemption of at least a majority of the outstanding shares of Series A preferred stock. If the board reasonably believed that the Company was not legally able to pay the dividends in cash at the payment date, or if elected by the majority of the Series A preferred stockholders or if issued in connection with an IPO, the dividends were to be paid in shares of common stock at the conversion price for the Series A preferred stock in effect at that time, which was the original issue price of the Series A preferred stock as adjusted from time to time for any stock dividends, combinations, splits or recapitalizations. On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Series A preferred stock, together with accrued dividends thereon, converted into 827,205 shares of common stock, and as such, there were no cumulative unpaid dividends for the Series A preferred stock as of March 31, 2017 and December 31, 2016.

Other Agreements

Both cancellable and non-cancellable facility agreements were in place that provided for fixed monthly rent for the quarters ended March 31, 2017 and 2016. The total rent expense was $26,000 and $8,000 for the three months ended March 31, 2017 and 2016, respectively. In May 2016, the Company entered into a new lease agreement for its headquarters location, commencing in August 2016. The initial term of the agreement is 3 years with an initial monthly base rent of approximately $8,400. In conjunction with entering into the new lease agreement for its headquarters location, the Company cancelled its original Northville, Michigan lease agreement, as amended, effective August 31, 2016 and renegotiated a new cancellable lease agreement for limited use of office space in the Northville location that expires in September 2017.

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

On March 31, 2015, upon the closing of the Series A preferred stock financing, the Company issued 675,250 shares of its common stock, at a fair market value of $0.9 million, to Pfizer in connection with the first equity payment, pursuant to which Pfizer became the owner of more than 5% of the Company’s capital stock. The transaction was recorded as acquired in‑process research and development expenses based on the fair market value of the common shares issued since no processes or activities that would constitute a “business” were acquired and none of the rights and underlying assets acquired had alternative future uses or reached a stage of technological feasibility. None of the other milestone or royalty payments were triggered as of March 31, 2017.

The Pfizer Agreement will expire upon expiration of the last royalty term. Either party may terminate the Pfizer

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

Agreement for the other party’s uncured material breach or upon specified bankruptcy events. Pfizer may terminate the Pfizer Agreement if the Company or any of its sublicenses challenge the validity, enforceability or ownership of the licensed patents. Upon termination of the license agreement for cause by Pfizer, the Company must grant Pfizer a non-exclusive license to use any intellectual property rights arising from the development or commercialization of gemcabene. Additionally, Pfizer may revoke the license if the Company is unable to adequately commercialize gemcabene by April 2021.

Pfizer has a non-exclusive, sub licensable, royalty-free right and license for non-commercial research or development purposes to intellectual property rights relating to gemcabene that are developed by us after the effective date of the license with Pfizer.

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

There were no dividends deemed payable and accrued as of March 31, 2017 or December 31, 2016 due to the conversion of the Series A preferred stock, together with accrued dividends thereon, on August 10, 2016 immediately prior to the closing of the IPO.

Voting Rights

Each share of Series A preferred stock was entitled to vote together with the common stock on all actions to be taken by the stockholders of the Company, based on the number of shares of common stock into which each share of Series A preferred stock could be converted. A separate vote of a majority of the outstanding shares of Series A preferred stock was required to (1) issue or authorize any class or series of equity securities or equivalents, (2) effect any transaction that results in a change in control, (3) change the principal business of the Company, enter new lines of business, or exit the current line of business, (4) issue convertible debt above a certain threshold, or (5) materially sell, transfer, license, pledge or encumber technology or intellectual property. A management stock option plan approved by the board of directors, however, was not subject to a separate vote of the Series A preferred stockholders, but any subsequent increases to the authorized option pool were subject to approval by the Series A preferred stock holders via a separate vote.

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

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

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

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

and/or conversion features of the Series A preferred stock were not considered an embedded derivative that required bifurcation.

8. Stockholders’ Equity

Common Stock

The Company had 10,596,838 and 9,270,255 shares of its common stock issued and outstanding as of March 31, 2017 and December 31, 2016, respectively. Voting, dividend and liquidation rights of the holders of the common stock are subject to the Company’s articles of incorporation, corporate bylaws and underlying shareholder agreements.

On March 15, 2017, the Company issued and sold 1,324,256 units at a price of $9.47 per unit for gross proceeds of approximately $12.5 million in connection with the Private Placement.  Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.75 shares of common stock. The issuance costs incurred through March 31, 2017 related to the Private Placement were $1.2 million.

Warrants

In connection with the Private Placement, the Company issued warrants to the investors participating in the financing to purchase an additional 993,204 shares of common stock. The warrants have a term of five years and were exercisable immediately upon issue with an exercise price equal to $10.40 per share. The warrants were classified as additional paid-in capital and recorded based on their relative fair value to the underlying common shares issued in the Private Placement. The fair market value of the warrants was approximately $4.9 million.  The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.0%, a contractual term of five years, zero dividend yield and a volatility factor of 65.1%.

Dividend Rights

Common stock holders are entitled to receive dividends at the sole discretion of the board of directors of the Company. There have been no dividends declared on common stock as of March 31, 2017.

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

Offering Costs

IPO offering costs of $4.1 million, consisting of underwriting discounts and commissions, legal, accounting and other direct fees and costs, were initially capitalized and subsequently offset against the Company’s IPO proceeds upon the close of the offering in August 2016. In addition, costs incurred related to the Private Placement of $1.2 million through March 31, 2017 were offset against proceeds received from the Private Placement.

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

9. Share‑Based Compensation

Share-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed statements of comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2017	2016
General and administrative	$569	$123
Research and development	267	—
Total share-based compensation	$836	$123

Restricted Stock Awards

During the three months ended March 31, 2017 and 2016, the Company did not grant any restricted stock awards (RSAs). The RSAs were subject to various vesting schedules and generally vested ratably over a six to 24 month period coinciding with their respective service periods. During the three months ended March 31, 2017 and 2016, 4,009 and 165,505 RSAs vested, respectively and no RSAs were forfeited during these periods.

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

Amendment and Restatement of 2015 Equity Incentive Plan

In April 2016, the Company’s board of directors approved the Company’s amended and restated 2015 Plan (the A&R 2015 Plan). The Company’s stockholders also approved the A&R 2015 Plan in April 2016 and the A&R 2015 Plan became effective immediately upon the execution and delivery of the underwriting agreement related to the IPO. The A&R 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity awards, as well as performance cash awards. The Company initially reserved 2,400,000 shares of common stock for issuance under the A&R 2015 Plan.

Inducement Plan

In September 2016, the Company’s board of directors approved the Company’s Inducement Plan (the Inducement Plan). The Company initially reserved 300,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The Plan was approved by the Company’s board of directors without stockholder approval pursuant to Rule 5635(c)(4), and the terms and conditions of the Plan are substantially similar to the Company’s stockholder-approved A&R 2015 Plan.

Adoption of 2016 Employee Stock Purchase Plan

In April 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (the ESPP) in order to enable eligible employees to purchase shares of the Company’s common stock at a discount following the effective date of the IPO. The Company’s stockholders also approved the ESPP in April 2016 and the ESPP became effective immediately upon the execution and delivery of the underwriting agreement related to the IPO. The Company initially

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

reserved 150,000 shares of common stock for issuance under the ESPP. As of March 31, 2017, no shares were purchased under the ESPP.

During the three months ended March 31, 2017, the Company granted an aggregate of 123,500 stock options under the A&R 2015 Plan and the Inducement Plan to its officers, directors, employees and consultants, generally vesting over a four-year period with a weighted average grant date fair value of $6.32 per share. There were no options granted during the three month period ending March 31, 2016.

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

The weighted‑average assumptions used in the Black‑Scholes option‑pricing model are as follows:

	Three Months Ended
	March 31,
	2017	2016

Expected stock price volatility	65.1%	—
Expected life of options (years)	6.1	—
Expected dividend yield	0%	—
Risk free interest rate	2.1%	—

During the three months ended March 31, 2017 and 2016, 136,353 and 35,385 stock options vested, respectively, and 3,250 and zero stock options were forfeited, respectively. As of March 31, 2017, 336,950 shares were available for future issuance under the A&R 2015 and Inducement Plans.

Unrecognized share‑based compensation cost stock options issued under the A&R 2015 Plan and the Inducement Plan was $11.2 million as of March 31, 2017. The non‑employee portion of the unrecognized compensation cost was estimated utilizing the Company’s fair market value for its common stock as of March 31, 2017. The unrecognized share‑based expense is expected to be recognized over a weighted average period of 3.1 years for the stock options.

There was no remaining unrecognized stock-based compensation related to the RSAs as of March 31, 2017.

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

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s RSAs, stock options, shares of Series A preferred stock, Convertible Notes and Interim Notes are considered common stock equivalents while outstanding for this purpose. Diluted earnings are computed utilizing the treasury method for the RSAs and stock options, and in the case of the Series A preferred stock, either the two‑class method or the if‑converted method, whichever was more dilutive. Diluted earnings with respect to the Convertible Notes and Interim Notes utilized the if‑converted method, but was not applicable during the three months ended March 31, 2017 and 2016 as no conditions required for conversion had occurred during these periods while the instruments were outstanding. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti‑dilutive given the net loss reported for the three months ended March 31, 2017 and 2016.  The following table sets forth the computation of basic and diluted loss per share as of March 31, 2017 and 2016 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(7,496)	$(2,103)
Adjustment to redemption value on Series A convertible preferred stock
Premium upon substantial modification of convertible notes with certain stockholders	—	(149)
Net loss attributed to common stock holders	$(7,496)	$(2,252)
Denominator:
Basic and diluted weighted average common shares outstanding	9,521,224	3,468,764
Basic and diluted net loss per share	$(0.79)	$(0.65)

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti‑dilutive:

	Three Months Ended March 31,
	2017	2016
Stock options	2,360,723	302,842
Warrants	993,204	—
Restricted stock awards	—	182,588
Convertible Notes	—	867,498
Series A	—	745,637

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

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

As of March 31, 2017 and December 31, 2016, the fair values of cash and cash equivalents, other assets, accounts payable and accrued liabilities approximated their carrying values because of the short‑term nature of these assets or liabilities. The estimated fair value of the Company’s Interim Notes prior to conversion upon the close of the IPO was based on amortized cost which was deemed to approximate fair value. The derivative liability associated with the conversion premium on the Interim Notes was based on cash flow models discounted at current implied market rates evidenced in recent arms‑length transactions representing expected returns by market participants for similar instruments which were based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2017 and 2016.

The following table provides a roll‑forward of the Company’s premium conversion derivative liabilities measured at fair value on a recurring basis using unobservable level 3 inputs (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance as of beginning of period	$—	$345
Issuance of underlying convertible notes	—	8
Change in fair value of premium conversion derivative	—	(22)
Reversal of premium conversion derivative associated with note extinguishment	—	—
Redemption of underlying convertible notes	—	—
Balance as of end of period	$—	$331

There were no instruments measured on a recurring fair value basis as of March 31, 2017 and December 31, 2016.

In addition, no financial instruments were measured on a non‑recurring basis for any of the periods presented.

12. Income Taxes

The effective tax rate for the three months ended March 31, 2017 and 2016 was zero percent. As a result of the analysis of all available evidence as of March 31, 2017 and December 31, 2016, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three month period ended March 31, 2017, or for the comparable period in 2016. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

13. Related Party Transactions

The Company rented an office in Northville, Michigan from an LLC owned by one current and one former officer under short‑term agreements during the three month periods ended March 31, 2017 and 2016. The original facility lease, as amended, was cancelled and replaced with a cancellable lease agreement in August 2016 for limited use of office space in the same Northville location. The new lease agreement became effective in August 2016 and expires in September 2017 with a nominal base rent over its term. Rent expense under the related party agreements was zero and $8,000 during the three months ended March 31, 2017 and 2016, respectively.

On March 31, 2015, 68,649 and 63,967 shares of Series A preferred stock were issued to two officers and to investors related to one board member and three officers of the Company, respectively. These issuances were the result of the conversion of a series of convertible note financings that were outstanding at the time.

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

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

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

The IPO included 154,450 shares sold to five officers and three board members, totaling $1.5 million. In addition, 500,000 shares were sold to one investor who is related to one of the Company’s directors, totaling $5.0 million, and 47,000 shares totaling $0.5 million were sold to 14 investors who are related to five officers of the Company.

Lastly, the Private Placement included 56,678 units sold to three board members, for aggregate proceeds totaling approximately $0.5 million, and 52,798 units sold to one investor who is related to one board member, for proceeds totaling approximately $0.5 million.

14. Subsequent Events

On April 20, 2017, the registration statement on Form S-1 (File No 333-217296) for the resale of the shares of common stock issued in the Private Placement and the shares of common stock to be issued upon exercise of the warrants issued in the Private Placement was declared effective by the SEC.

Gemphire Therapeutics Inc.

Form 10-Q

ITEM 2MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included in our Annual Report on Form 10-K filed on March 21, 2017.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward‑looking statements.

These forward‑looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K filed on March 21, 2017 and subsequent reports filed with or furnished to the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward‑looking statements.

Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable laws or regulations.

Overview

We are a clinical‑stage biopharmaceutical company focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life threatening cardiovascular disease, and nonalcoholic fatty liver disease (NAFLD/NASH). Dyslipidemia is generally characterized by an elevation of LDL‑C, or bad cholesterol, triglycerides, or fat in the blood, as well as inflammation, especially in diabesity patients. We are developing our product candidate gemcabene, a novel, once‑daily, oral therapy, for high risk cardiovascular patients who are unable to achieve normal levels of LDL‑C or triglycerides with currently approved therapies, primarily statin therapy, and for those patients who present with NASH. Gemcabene’s mechanism of action is designed to enhance the clearance of VLDLs in the plasma and inhibit the production of fatty acids and cholesterol in the liver. In addition, gemcabene has been shown to markedly lower C-reactive protein and improve insulin sensitization. Gemcabene has been tested as monotherapy and in combination with statins and other drugs in 895 subjects, which we define as healthy volunteers and patients, across 18 Phase 1 and Phase 2 clinical trials and has demonstrated promising evidence of efficacy, safety and tolerability.

We are pursuing gemcabene in the following indications as a treatment in addition to maximally tolerated statin therapy for patients who are unable to reach their lipid‑lowering goals: HoFH, HeFH, ASCVD, SHTG and NASH. We believe we can design an efficient development plan to provide a new treatment alternative for HoFH patients while demonstrating gemcabene’s potential ability to treat patients in the most severe segment of the dyslipidemia market, which can further enhance brand awareness among key thought leaders and physicians. We are developing in parallel

Gemphire Therapeutics Inc.

Form 10-Q

gemcabene for HeFH, ASCVD, SHTG and NASH given gemcabene’s: (1) promising clinical data and mechanism in these indications; (2) cost‑effective manufacturing process; (3) convenient oral dosing; (4) viability as adjunct combination therapy; and (5) large commercial potential. During 2016, we initiated three late stage clinical trials for gemcabene in HoFH, hypercholesterolemia, including HeFH and ASCVD patients on maximally tolerated statins, and SHTG. By the end of the second and third quarters of 2017, we expect to report top line data from the COBALT-1 and ROYAL-1 trials, respectively, and expect to report top line data from the INDIGO-1 trial by the first quarter of 2018. We plan to initiate a fourth Phase 2 clinical trial in the second half of 2017 to study gemcabene in NASH with top line data expected in the second half of 2018. Upon completion of one or more of these clinical trials, we intend to request an End of Phase 2 (EOP2) meeting with the FDA to reach an agreement on the design of Phase 3 registration trials and long term safety exposure for our target indications. We intend to pursue similar discussions with Canadian and European health authorities.

Our Company was co‑founded in November 2008 as a limited liability company under the name Michigan Life Therapeutics, LLC (MLT) by former Pfizer Inc. employees, including Dr. Charles Bisgaier, who were responsible for licensing exclusive worldwide rights to gemcabene from Pfizer in April 2011. In October 2014, we incorporated a new entity under the name Gemphire Therapeutics Inc. in Delaware. In November 2014, we entered into a merger agreement with Gemphire whereby MLT was merged with and into Gemphire, with Gemphire as the surviving entity and all outstanding units of membership interest in MLT were exchanged for shares of common stock of Gemphire. The purpose of the merger was to change the jurisdiction of our incorporation from Michigan to Delaware and to convert from a limited liability company to a corporation.

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

On March 10, 2017, we entered into a securities purchase agreement for a private placement (the Private Placement) with a select group of accredited investors whereby, on March 15, 2017, we issued and sold 1,324,256 units at a price of $9.47 per unit for net proceeds of approximately $11.3 million after deducting offering expenses of approximately $1.2 million. Each unit consists of one share of our common stock and a warrant to purchase 0.75 shares of common stock. The warrants have an exercise price of $10.40 per share and are exercisable for a period of five years from the date of issuance.

To date, our primary activities have been conducting research and development activities, planning and conducting clinical trials, performing business and financial planning, recruiting personnel and raising capital. We do not have any products approved for sale and have not generated any revenue. We do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve gemcabene and we successfully commercialize gemcabene. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Through March 31, 2017, we have funded our operations primarily through the issuance of common stock in our Private Placement totaling $12.5 million in gross proceeds, our IPO totaling $30.3 million in gross proceeds, and, prior to our IPO, the issuance of preferred stock and convertible notes totaling $14.8 million in gross proceeds. Our net losses were $7.5 million and $2.1 million for the three month periods ending March 31, 2017 and 2016, respectively, and $14.6 million,

Gemphire Therapeutics Inc.

Form 10-Q

$9.0 million and $0.3 million during the years ended December 31, 2016, 2015 and 2014, respectively. As of March 31, 2017, we had an accumulated deficit of $34.6 million. We anticipate that our expenses will increase substantially as we:

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

Operating Expenses

Our operating expenses are classified into two categories: general and administrative and research and development.

General and Administrative

General and administrative expenses consist primarily of personnel‑related costs, including salaries and share‑based compensation costs, for personnel in functions not directly associated with research and administrative activities. Other significant costs include legal fees relating to intellectual property and corporate matters and professional fees for accounting and other services. We anticipate that our general and administrative expenses will continue to trend significantly above comparable prior period levels in the future to support our research and development activities, potential commercialization of gemcabene, if approved, and any future product candidates we may develop and the increased costs of operating as a public company. These increases will include increased costs related to personnel, fees for legal and professional services, significantly increased share-based compensation costs related to stock options issued in conjunction with and subsequent to our IPO and anticipated future option grants in conjunction with personnel additions, as well as other public‑company related costs.

Gemphire Therapeutics Inc.

Form 10-Q

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

We expect that gemcabene will have higher development costs during its later stages of clinical development, as compared to costs incurred during its earlier stages of development, primarily due to the increased size and duration of the later‑stage clinical trials, so we expect our research and development expenses to continue to trend significantly above comparable prior period levels in the future as we continue to conduct preclinical studies and clinical trials for gemcabene and potentially develop other product candidates. However, it is difficult to determine with certainty the duration, costs and timing to complete our current or future preclinical programs and clinical trials of gemcabene. The duration, costs and timing of clinical trials and development of gemcabene will depend on a variety of factors that include, but are not limited to, the following:

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

Interest Income

Interest income consists of cash interest earnings from short term, highly liquid money market accounts from proceeds received from the IPO and Private Placement and, in 2016, non-cash interest activity related to the Interim Notes and activity associated with the underlying premium conversion derivative related to such notes. The notes we issued had an annual interest rate of 8%. The interest on the Interim Notes compounded on an annual basis. The principal and accrued and unpaid interest on the Interim Notes converted into shares of common stock immediately prior to the closing of the IPO.

Gemphire Therapeutics Inc.

Form 10-Q

We expect to continue to earn interest income in future periods from the investment of the net proceeds from the Private Placement and IPO.

Other Expense

Other expense relates to foreign currency exchange net losses over gains. Foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. Foreign currency gains and losses may continue to fluctuate in the future due to changes in foreign currency exchange rates.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, there is no provision for income taxes, as we have incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets as of March 31, 2017 and December 31, 2016.

Results of Operations

The following table summarizes our operating results for the periods indicated:

	For the Three Months Ended
	March 31,
	2017	2016	Change

	(in thousands)
Operating expenses:
General and administrative	$2,223	$1,050	$1,173
Research and development	5,280	1,176	4,104
Total operating expenses	7,503	2,226	5,277
Loss from operations	(7,503)	(2,226)	(5,277)
Interest income	12	127	(115)
Other expense	(5)	(4)	(1)
Loss before income taxes	(7,496)	(2,103)	(5,393)
Provision (benefit) for income taxes	—	—	—
Net loss	$(7,496)	$(2,103)	$(5,393)

Comparison of Three Months Ended March 31, 2017 and 2016

General and Administrative

General and administrative expenses for the three months ended March 31, 2017 increased to $2.2 million compared to $1.1 million for the three months ended March 31, 2016. Increased infrastructure costs to support the clinical trials and public company requirements, focused primarily in increased personnel costs, including share-based compensation expense, and professional services were the primary drivers of the increase over the prior year period. General and administrative expenses included $0.6 million and $0.1 million in share‑based compensation expense during the three months ended March 31, 2017 and 2016, respectively.

Research and Development

Research and development expenses for the three months ended March 31, 2017 were $5.3 million compared to $1.2 million for the three months ended March 31, 2016. The $4.1 million increase was primarily attributable to increased clinical trial activities encompassing three separate Phase 2b clinical trials on-going in the current year period

Gemphire Therapeutics Inc.

Form 10-Q

versus no active clinical studies in the prior year period. Research and development expenses included $0.3 million in share‑based compensation expense during the three months ended March 31, 2017. There was no share‑based compensation expense included in research and development expense during the three months ended March 31, 2016.

Interest Income

Interest income for the three months ended March 31, 2017 and 2016 was $12,000 and $0.1 million, respectively. Interest income during the three months ended March 31, 2017 represented cash interest earned from proceeds received from the IPO and Private Placement that were held in short term, highly liquid money market accounts. Interest income during the three months ended March 31, 2016 represented non-cash interest income on a net basis resulting from the amortization of the note premium associated with the July 2015 Interim Notes coupled with the bifurcation of the conversion premium liability and subsequent fair value adjustments associated with the Interim Notes. The Interim Notes were converted to common stock upon the close of the IPO.

Liquidity and Capital Resources

Capital Resources

As of March 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of approximately $29.3 million. Our cash and cash equivalents are invested primarily in cash deposits and money market accounts.

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

Historical Capital Resources

On March 15, 2017, we issued and sold 1,324,256 units at a price of $9.47 per unit for gross proceeds of approximately $12.5 million in connection with the Private Placement prior to the deduction of approximately $1.2 million in offering expenses. Each unit consisted of one share of our common stock and a warrant to purchase 0.75 shares of common stock. The warrants have an exercise price of $10.40 per share and are exercisable for a period of five years from the date of issuance. The resale of the shares of common stock issued in the Private Placement and the shares of common stock to be issued upon exercise of the warrants issued in the Private Placement was subsequently registered in April 2017 under the Securities Act of 1933, as amended.

Gemphire Therapeutics Inc.

Form 10-Q

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

Our primary source of cash prior to the Private Placement and IPO had been proceeds received from the issuance of preferred stock and from the issuance of convertible notes and promissory notes. The proceeds from the issuances of preferred stock and from the issuances of the convertible and promissory notes had been used to fund our operations.

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

The following table summarizes our cash flows for the periods indicated:

	For the Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(6,223)	$(2,056)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	11,472	65
Net increase (decrease) in cash	$5,249	$(1,991)

Cash Flow from Operating Activities

For the three months ended March 31, 2017, cash used in operating activities of $6.2 million was attributable to a net loss of $7.5 million coupled with $0.8 million in non‑cash expense adjustments and a net change of $0.4 million in our net operating assets and liabilities. The non‑cash expenses consisted of $0.8 million of share‑based compensation. The change in operating assets and liabilities was primarily attributable to a decrease in our accrued liabilities offset in part by an increase in accounts payable associated with fluctuations in our operating expense payments.

Gemphire Therapeutics Inc.

Form 10-Q

For the three months ended March 31, 2016, cash used in operating activities of $2.1 million was substantially attributable to a net loss of $2.1 million. The non-cash share-based compensation expense of $0.1 million was offset by the $0.1 million of non-cash interest income related to both the convertible notes and to the premium conversion derivative. The change in operating assets and liabilities was primarily attributable to a net increase in accrued liabilities associated with fluctuations in our operating expense payments.

Cash Flow from Investing Activities

There were no sources or uses of funds from investing activities for all periods presented.

Cash Flow from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2017 was $11.5 million related to the proceeds from our Private Placement, net of discounts, commissions and other costs totaling $1.1 million paid through March 31, 2017.

Net cash provided by financing activities during the three months ended March 31, 2016 was $65,000 consisting of $0.2 million in proceeds from the issuance of convertible notes in February 2016 offset in part by financing costs of $86,000 associated with the IPO.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we

Gemphire Therapeutics Inc.

Form 10-Q

make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in Note 2 of “Part 1, Item 1 – Financial Statements” in this report.

During the three months ended March 31, 2017, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on March 21, 2017.

Related Party Transactions

See Note 13 — “Related Party Transactions” included in Part I “Financial Information”, Item I “Financial Statements” in this Report regarding the impact of certain related party transactions with respect to facility rent and financing activity.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission.

Recent Accounting Pronouncements

Refer to Note 2 to our condensed financial statements included in Part I “Financial Information”, Item I “Financial Statements” in this Report  for a discussion of recently issued accounting pronouncements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position is the potential loss arising from adverse changes in interest rates. As of March 31, 2017, we had cash and cash equivalents of $29.3 million. We generally hold our excess cash in interest‑bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Gemphire Therapeutics Inc.

Form 10-Q

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company may be subject to claims and lawsuits that arise primarily in the ordinary course of business.  The Company believes that the disposition or ultimate resolution of any such claims and lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 1A.RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

(a)	Sales of Unregistered Securities

On March 10, 2017, we entered into a securities purchase agreement for a private placement with a select group of accredited investors whereby, on March 15, 2017 we issued and sold 1,324,256 units at a price of $9.47 per unit for gross proceeds of approximately $12.5 million. Each unit consists of one share of our common stock and a warrant to purchase 0.75 shares of common stock. The warrants have an exercise price of $10.40 per share and are exercisable for a period of five years from the date of issuance. The private placement included 56,678 units sold to three board members, for aggregate proceeds totaling approximately $0.5 million and 52,798 units sold to one investor who is related to one board member, for proceeds totaling approximately $0.5 million. Piper Jaffray & Co. acted as sole lead placement agent and Laidlaw & Company (UK) Ltd. and LifeSci Capital LLC acted as co-placement agents in connection with the private placement and received fees of approximately $1.0 million in the aggregate.

The securities were issued and sold in the private placement only to accredited investors in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder, have not been registered under the Securities Act, or state securities laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or

Gemphire Therapeutics Inc.

Form 10-Q

an applicable exemption from such registration requirements. The resale of the securities from the private placement was subsequently registered, and the registration statement on Form S-1 (File No 333-217296) was declared effective on April 20, 2017 by the SEC.

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

(c) Stock Repurchases

None.

ITEM 3.DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not Applicable.

Gemphire Therapeutics Inc.

Form 10-Q

ITEM 6.EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on March 13, 2017).
10.1	Form of Securities Purchase Agreement, dated March 10, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on March 13, 2017).
10.2	Form of Registration Rights Agreement, dated March 10, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on March 13, 2017).
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Gemphire Therapeutics Inc.

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Gemphire Therapeutics Inc.

SIGNATURE	TITLE	DATE

/s/ Mina Sooch	President and Chief Executive Officer	May 10, 2017
Mina Sooch	(Principal Executive Officer)

/s/ Jeffrey S. Mathiesen	Chief Financial Officer (Principal Financial and	May 10, 2017
Jeffrey S. Mathiesen	Accounting Officer)

Gemphire Therapeutics Inc.

Form 10-Q

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on March 13, 2017).
10.1	Form of Securities Purchase Agreement, dated March 10, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on March 13, 2017).
10.2	Form of Registration Rights Agreement, dated March 10, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on March 13, 2017).
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document