Form 10-Q
period 2017-06-30
Gemphire Therapeutics Inc.
filed 2017-08-14
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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

(734) 245‑1700

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of August 7, 2017 was 10,626,835.

Gemphire Therapeutics Inc.

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Condensed Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	3

	Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016 (unaudited)	4

	Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the six months ended June 30, 2017 and 2016 (unaudited)	5

	Condensed Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4	Controls and Procedures	33

PART II	OTHER INFORMATION	34

ITEM 1	Legal Proceedings	34

ITEM 1A :	Risk Factors	34

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 3	Default upon Senior Securities	35

ITEM 4	Mine Safety Disclosures	36

ITEM 5	Other Information	36

ITEM 6	Exhibits	36

SIGNATURES		37

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Gemphire Therapeutics Inc.

Condensed Balance Sheets

(in thousands, except share amounts and par value)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,491	$24,033
Prepaid expenses	483	713
Total current assets	22,974	24,746
Other assets	30	8
Total assets	$23,004	$24,754
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,464	$2,008
Accrued liabilities	1,808	2,113
Total current liabilities	5,272	4,121
Other liabilities	2	1
Total liabilities	5,274	4,122
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2017 and December 31, 2016, no shares issued or outstanding as of June 30, 2017 and December 31, 2016.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2017 and December 31, 2016, 10,607,361 and 9,270,255 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	18	17
Additional paid–in capital	62,769	47,674
Accumulated deficit	(45,057)	(27,059)
Total stockholders’ equity	17,730	20,632
Total liabilities and stockholders’ equity	$23,004	$24,754

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses:
General and administrative	$4,678	$1,051	$6,901	$2,101
Research and development	5,837	789	11,117	1,965
Total operating expenses	10,515	1,840	18,018	4,066
Loss from operations	(10,515)	(1,840)	(18,018)	(4,066)
Interest income	13	449	25	576
Other expense	—	—	(5)	(4)
Loss before income taxes	(10,502)	(1,391)	(17,998)	(3,494)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(10,502)	(1,391)	(17,998)	(3,494)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(10,502)	$(1,391)	$(17,998)	$(3,494)
Net loss	$(10,502)	$(1,391)	$(17,998)	$(3,494)
Adjustment to redemption value on Series A convertible preferred stock	—	(150)	—	(299)
Net loss attributable to common stockholders	$(10,502)	$(1,541)	$(17,998)	$(3,793)
Net loss per share:
Basic and diluted (Note 10)	$(0.99)	$(0.42)	$(1.79)	$(1.07)
Number of shares used in per share calculations:
Basic and diluted	10,603,371	3,626,825	10,065,287	3,547,795

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid–In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2016	745,637	$7,953	3,758,488	$12	$—	$(12,392)	$(12,380)
Redemption value adjustment — Series A preferred stock	—	299	—	—	(218)	(81)	(299)
Share–based compensation — employee	—	—	—	—	131	—	131
Share–based compensation — non–employee	—	—	—	—	87	—	87
Net loss	—	—	—	—	—	(3,494)	(3,494)
Balance at June 30, 2016	745,637	$8,252	3,758,488	$12	$—	$(15,967)	$(15,955)

Balance at January 1, 2017	—	$—	9,270,255	$17	$47,674	$(27,059)	$20,632
Issuance of common stock from private placement offering	—	—	1,324,256	1	8,978	—	8,979
Issuance of detachable stock warrants in connection with private placement offering	—	—	—	—	3,562	—	3,562
Issuance costs of private placement offering	—	—	—	—	(1,257)	—	(1,257)
Exercise of stock options	—	—	12,850	—	13	—	13
Share–based compensation — employee	—	—	—	—	3,784	—	3,784
Share–based compensation — non–employee	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	(17,998)	(17,998)
Balance at June 30, 2017	—	$—	10,607,361	$18	$62,769	$(45,057)	$17,730

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(17,998)	$(3,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,799	218
Non-cash interest on convertible notes to related parties	—	108
Non-cash interest on convertible notes	—	199
Non-cash discount amortization on convertible notes to related parties	—	(33)
Non-cash discount amortization on convertible notes	—	(243)
Revaluation of premium conversion derivative	—	(607)
Change in assets and liabilities:
Prepaid expenses and other assets	208	(148)
Accounts payable	1,456	111
Accrued and other liabilities	(307)	103
Net cash used in operating activities	(12,842)	(3,786)
Investing activities
Net cash provided by (used in) investing activities	—	—
Financing activities
Proceeds from issuance of convertible notes	—	2,651
Proceeds from issuance of convertible notes to related parties	—	2,500
Issuance costs related to convertible notes	—	(10)
Exercise of stock options	13	—
Proceeds from offering	12,541	—
Offering costs	(1,254)	(149)
Net cash provided by financing activities	11,300	4,992
Net (decrease) increase in cash and cash equivalents	(1,542)	1,206
Cash and cash equivalents at beginning of period	24,033	3,620
Cash and cash equivalents at end of period	$22,491	$4,826
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental non-cash financing transactions:
Redemption value change of Series A preferred stock	$—	$299
Bifurcation of premium conversion derivative related to Interim notes	$—	$505
Offering costs in accounts payable and accrued liabilities	$3	$734

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

The Company is a clinical‑stage biopharmaceutical entity focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life threatening cardiovascular disease, and NAFLD/NASH (nonalcoholic fatty liver disease). The Company’s primary activities to date have been conducting research and development activities, planning and conducting clinical trials, performing business and financial planning, recruiting personnel and raising capital. The Company is subject to certain risks, which include the need to research, develop, and clinically test potentially therapeutic products, initially one product candidate gemcabene (also known as CI‑1027); obtain regulatory approval for its products and commercialize them around the world; expand its management scientific staff; finance its operations; and, find collaboration partners to further advance development and commercial efforts.

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

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

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

Convertible Preferred Stock

On March 31, 2015, the Company issued 745,637 shares of Series A convertible preferred stock (the Series A preferred stock). On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Series A preferred stock, together with accrued dividends thereon, converted into 827,205 shares of common stock. The Series A preferred stock prior to conversion was classified outside of permanent equity, in mezzanine equity, on the Company’s condensed balance sheet. The Company initially recorded preferred stock that may be redeemed at the option of the holder, or based on the occurrence of events outside of the Company’s control, at the value of the proceeds received. Subsequently, if it was probable that the preferred stock would become redeemable, the Company recognized changes in the redemption value immediately as they occurred and adjusted the carrying amount of the instrument to equal the redemption value at the end of each reporting period. If it was not probable that the preferred stock would become redeemable, the Company did not adjust the carrying value. In the absence of retained earnings, these charges were recorded against additional paid‑in‑capital, if any, and then to accumulated deficit. See Note 7 — Convertible Series A Preferred Stock for further discussion. As a result of their conversion to common stock on August 10, 2016 as described above, no shares of Series A preferred stock were outstanding as of June 30, 2017 and December 31, 2016.

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

In January 2017, the FASB issued several amendments to ASU 2014‑09, Revenue from Contracts with Customers — Topic 606 (ASU 2014-09), including clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identifying performance obligations. These amendments do not change the core principle of the standard, but provide clarity and implementation guidance. ASU 2014-09, which supersedes the revenue recognition requirements in FASB ASC 605, primarily states that an entity should recognize

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In 2015, the FASB agreed to allow companies to delay the implementation of this standard for one year effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only for periods beginning after December 15, 2016. The Company plans to adopt this standard on January 1, 2018 and to select the modified retrospective transition method. The Company plans to modify its accounting policies to reflect the requirements of this standard, however, the planned adoption will not affect the Company’s financial statements and related disclosures for these periods or future periods until the Company generates revenues.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the requirements of this new guidance and has not yet determined its impact on the Company’s financial statements.

3. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2017	2016
Accrued offering costs	$3	$—
Legal costs	97	54
Accrued compensation costs	1,007	706
Other research and development expenses	621	1,259
Other general and administrative expenses	80	94
Total	$1,808	$2,113

Accrued compensation costs as of June 30, 2017 included $0.5 million in severance costs related to the departure of our former chief executive officer in May 2017.

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

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

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

On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Interim Notes, together with accrued interest thereon, converted into 1,656,807 shares of common stock. At the time of their issuance, the Interim Notes contained a conversion premium with regard to the conversion into shares at the time of the next Qualified Financing. The Company determined that the redemption feature under the Interim Notes qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the Interim Notes. The discount was amortized to interest expense over the term of the Interim Notes using the straight‑line method. The embedded derivative was accounted for separately on a fair market value basis. As a result of the conversion of the Interim Notes, together with accrued interest thereon, into common stock immediately prior to the closing of the IPO, there was no premium conversion derivative outstanding as of June 30, 2017 and December 31, 2016. The Company recorded the fair value changes of the premium conversion derivative associated with the Interim Notes to interest income that amounted to $0.6 million for both the three and six month period ended June 30, 2016. Given the conversion of the Interim Notes to common stock on August 10, 2016, there were no Interim Notes outstanding as of June 30, 2017 and December 31, 2016, and as such, no interest income (expense) activity was recorded related to the Interim Notes during the three and six months ended June 30, 2017.

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

5. Commitments and Contingencies

Pfizer License Agreement

In April 2011, the Company and Pfizer Inc. (Pfizer) entered into an exclusive license agreement (the Pfizer Agreement) for the clinical product candidate gemcabene. In exchange for this worldwide exclusive right and license to certain patent rights to make, use, sell, offer for sale and import the clinical product gemcabene, the Company agreed to certain milestone and royalty payments on future sales (See Note 6 — License Agreement). As of June 30, 2017, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the license agreement, and as such, no liabilities were recorded related to the license agreement.

Series A Preferred Stock Dividends

Holders of the Series A preferred stock were entitled to cumulative accruing dividends at a simple rate of 8% per year on the original issue price of the preferred stock of $6.70585 per share, as adjusted for the Reverse Stock Split. The dividends effectively accrued daily on each share of preferred stock. The dividends were payable upon the earliest to occur of (1) the date determined by the Board, (2) the liquidation of the Company (including a deemed liquidation event) or (3) the conversion or redemption of at least a majority of the outstanding shares of Series A preferred stock. If the board reasonably believed that the Company was not legally able to pay the dividends in cash at the payment date, or if elected by the majority of the Series A preferred stockholders or if issued in connection with an IPO, the dividends were to be paid in shares of common stock at the conversion price for the Series A preferred stock in effect at that time, which was the original issue price of the Series A preferred stock as adjusted from time to time for any stock dividends, combinations, splits or recapitalizations. On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Series A preferred stock, together with accrued dividends thereon, converted into 827,205 shares of common stock, and as such, there were no cumulative unpaid dividends for the Series A preferred stock as of June 30, 2017 and December 31, 2016.

Other Agreements

Both cancellable and non-cancellable facility agreements were in place that provided for fixed monthly rent for the three and six months ended June 30, 2017 and 2016. The total rent expense was $26,000 and $52,000 for the three and six months ended June 30, 2017, respectively, and $8,000 and $16,000 for the three and six months ended June 30, 2016, respectively. In May 2016, the Company entered into a new lease agreement for its headquarters location, commencing in August 2016. The initial term of the agreement is 3 years with an initial monthly base rent of approximately $8,400. In conjunction with entering into the new lease agreement for its headquarters location, the Company cancelled its original Northville, Michigan lease agreement, as amended, effective August 31, 2016 and renegotiated a new cancellable lease agreement for limited use of office space in the Northville location that expires in September 2017.

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

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

including any patent term extensions or supplemental protection certificates. Under the Pfizer Agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize gemcabene.

On March 31, 2015, upon the closing of the Series A preferred stock financing, the Company issued 675,250 shares of its common stock, at a fair market value of $0.9 million, to Pfizer in connection with the first equity payment, pursuant to which Pfizer became the owner of more than 5% of the Company’s capital stock. The transaction was recorded as acquired in‑process research and development expenses based on the fair market value of the common shares issued since no processes or activities that would constitute a “business” were acquired and none of the rights and underlying assets acquired had alternative future uses or reached a stage of technological feasibility. None of the other milestone or royalty payments were triggered as of June 30, 2017.

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

Pfizer has a non-exclusive, sub licensable, royalty-free right and license for non-commercial research or development purposes to intellectual property rights relating to gemcabene that are developed by the Company after the effective date of the license with Pfizer.

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

There were no dividends deemed payable and accrued as of June 30, 2017 or December 31, 2016 due to the conversion of the Series A preferred stock, together with accrued dividends thereon, on August 10, 2016 immediately prior to the closing of the IPO.

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

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

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

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

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

8. Stockholders’ Equity

Common Stock

The Company had 10,607,361 and 9,270,255 shares of its common stock issued and outstanding as of June 30, 2017 and December 31, 2016, respectively. Voting, dividend and liquidation rights of the holders of the common stock are subject to the Company’s articles of incorporation, corporate bylaws and underlying shareholder agreements.

On March 15, 2017, the Company issued and sold 1,324,256 units at a price of $9.47 per unit for gross proceeds of approximately $12.5 million in connection with the Private Placement. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.75 shares of common stock. The issuance costs incurred through June 30, 2017 related to the Private Placement were $1.3 million.

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

Dividend Rights

Common stock holders are entitled to receive dividends at the sole discretion of the board of directors of the Company. There have been no dividends declared on common stock as of June 30, 2017.

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

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

Offering Costs

Costs incurred related to the Private Placement of $1.3 million through June 30, 2017 were offset against proceeds received from the Private Placement. In addition, IPO offering costs of $4.1 million, consisting of underwriting discounts and commissions, legal, accounting and other direct fees and costs, were initially capitalized and subsequently offset against the Company’s IPO proceeds upon the close of the offering in August 2016.

9. Share‑Based Compensation

Share-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed statements of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative	$2,684	$95	$3,253	$218
Research and development	279	—	546	—
Total share-based compensation	$2,963	$95	$3,799	$218

Restricted Stock Awards

During the three and six months ended June 30, 2017 and 2016, the Company did not grant any restricted stock awards (RSAs). The RSAs were subject to various vesting schedules and generally vested ratably over a six to 24 month period coinciding with their respective service periods. During the three and six months ended June 30, 2017, zero and 4,009 RSAs vested, respectively. During the three and six months ended June 30, 2016, 106,369 and 271,874 RSAs vested, respectively. No RSAs were forfeited during the three and six months ended June 30, 2017 or 2016.

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

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

Adoption of 2016 Employee Stock Purchase Plan

In April 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (the ESPP) in order to enable eligible employees to purchase shares of the Company’s common stock at a discount following the effective date of the IPO. The Company’s stockholders also approved the ESPP in April 2016 and the ESPP became effective immediately upon the execution and delivery of the underwriting agreement related to the IPO. The Company initially reserved 150,000 shares of common stock for issuance under the ESPP. As of June 30, 2017, no shares were purchased under the ESPP.

During the three and six months ended June 30, 2017, the Company granted an aggregate of 60,000 and 183,500 stock options, respectively, under the A&R 2015 Plan and the Inducement Plan to its officers, directors, employees and consultants, generally vesting over a four-year period with a weighted average grant date fair value of $5.89 and $6.18 per share, respectively. There were no options granted during the three and six month period ending June 30, 2016.

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

The weighted‑average assumptions used in the Black‑Scholes option‑pricing model are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Expected stock price volatility	66.6%	—	65.6%	—
Expected life of options (years)	5.2	—	5.8	—
Expected dividend yield	0%	—	0%	—
Risk free interest rate	1.8%	—	2.0%	—

During the three and six months ended June 30, 2017, 451,672 and 588,025 stock options vested, respectively, and zero and 3,250 were forfeited, respectively. During the second quarter of 2017, the separation of the Company’s former chief executive officer resulted in a significant increase to stock-based compensation expense during this period due to stock option vesting acceleration. The vesting acceleration of the former chief executive officer’s stock options amounted to $2.1 million in share-based compensation costs that included all stock options that would have otherwise vested had the former chief executive officer remained employed by the Company through August 4, 2019. These stock options will remain exercisable until the August 3, 2026 termination date of the underlying award agreement. The remaining 150,000 stock options held by the former chief executive officer that would have otherwise vested after August 4, 2019 will be eligible for vesting only in the event of a change of control occurring prior to August 4, 2019.

During the three and six months ended June 30, 2016, 28,107 and 63,492 stock options vested, respectively, and no stock options were forfeited during these periods. As of June 30, 2017, 277,329 shares were available for future issuance under the A&R 2015 and Inducement Plans.

Unrecognized share‑based compensation cost stock options issued under the A&R 2015 Plan and the Inducement Plan

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

was $7.7 million as of June 30, 2017. The non‑employee portion of the unrecognized compensation cost was estimated utilizing the Company’s fair market value for its common stock as of June 30, 2017. The unrecognized share‑based expense is expected to be recognized over a weighted average period of 2.8 years for the stock options. There was no remaining unrecognized stock-based compensation related to the RSAs as of June 30, 2017.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s RSAs, stock options, warrants, shares of Series A preferred stock, Convertible Notes and Interim Notes are considered common stock equivalents while outstanding for this purpose. Diluted earnings are computed utilizing the treasury method for the RSAs, stock options and warrants, and in the case of the Series A preferred stock, either the two‑class method or the if‑converted method, whichever was more dilutive. Diluted earnings with respect to the Convertible Notes and Interim Notes utilized the if‑converted method, but was not applicable during the three and six months ended June 30, 2017 and 2016 as no conditions required for conversion had occurred during these periods while the instruments were outstanding. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti‑dilutive given the net loss reported for the three and six months ended June 30, 2017 and 2016. The following table sets forth the computation of basic and diluted loss per share as of June 30, 2017 and 2016 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(10,502)	$(1,391)	$(17,998)	$(3,494)
Adjustment to redemption value on Series A convertible preferred stock
Premium upon substantial modification of convertible notes with certain stockholders	—	(150)	—	(299)
Net loss attributed to common stock holders	$(10,502)	$(1,541)	$(17,998)	$(3,793)
Denominator:
Basic and diluted weighted average common shares outstanding	10,603,371	3,626,825	10,065,287	3,547,795
Basic and diluted net loss per share	$(0.99)	$(0.42)	$(1.79)	$(1.07)

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti‑dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	2,409,821	302,842	2,409,821	302,842
Warrants	993,204	—	993,204	—
Restricted stock awards	—	76,218	—	76,218
Convertible Notes	—	1,642,587	—	1,642,587
Series A	—	745,637	—	745,637

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

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

As of June 30, 2017 and December 31, 2016, the fair values of cash and cash equivalents, other assets, accounts payable and accrued liabilities approximated their carrying values because of the short‑term nature of these assets or liabilities. The estimated fair value of the Company’s Interim Notes prior to conversion upon the close of the IPO was based on amortized cost which was deemed to approximate fair value. The derivative liability associated with the conversion premium on the Interim Notes was based on cash flow models discounted at current implied market rates evidenced in recent arms‑length transactions representing expected returns by market participants for similar instruments which were based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2017 and 2016.

The following table provides a roll‑forward of the Company’s premium conversion derivative liabilities measured at fair value on a recurring basis using unobservable level 3 inputs (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Balance as of beginning of period	$—	$345
Issuance of underlying convertible notes	—	505
Change in fair value of premium conversion derivative	—	(607)
Balance as of end of period	$—	$243

There were no instruments measured on a recurring fair value basis as of June 30, 2017 and December 31, 2016. In addition, no financial instruments were measured on a non‑recurring basis for any of the periods presented.

12. Income Taxes

The effective tax rate for the three and six months ended June 30, 2017 and 2016 was zero percent. As a result of the analysis of all available evidence as of June 30, 2017 and December 31, 2016, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three and six month periods ended June 30, 2017 and 2016. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

13. Related Party Transactions

The Company rented an office in Northville, Michigan from an LLC owned by one current and one former officer under short‑term agreements during the three and six month periods ended June 30, 2017 and 2016. The original facility lease, as amended, was cancelled and replaced with a cancellable lease agreement in August 2016 for limited use of office space in the same Northville location. The new lease agreement became effective in August 2016 and expires in September 2017 with a nominal base rent over its term. There was nominal rent expense under the related party agreements during the three and six months ended June 30, 2017, and $8,000 and $16,000 during the three and six months ended June 30, 2016, respectively.

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

In February 2016, the Company issued an additional $0.2 million of Interim Notes, as described in Note 4 — Debt, which included two notes issued to two board members (or entities they control) in the amount of $81,000. The February 2016 Interim Note issuances also included a $20,000 note to an investor who was related to an officer of the Company.

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

The IPO included 154,450 shares sold to five officers and three board members, totaling $1.5 million. In addition, 500,000 shares were sold to one investor who was related to one of the Company’s directors, totaling $5.0 million, and 47,000 shares totaling $0.5 million were sold to 14 investors who were related to five officers of the Company.

The Private Placement included 56,678 units sold to three board members, for aggregate proceeds totaling approximately $0.5 million, and 52,798 units sold to one investor who was related to one board member, for proceeds totaling approximately $0.5 million.

14. Subsequent Events

On July 24, 2017, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank for a term loan of up to $15.0 million (the Term Loan), subject to funding in several tranches. The Company drew the initial tranche of $10.0 million on July 24, 2017. Conditioned on the occurrence of certain clinical and pre-clinical milestones, an additional tranche of $5.0 million may be available to be drawn by the Company through July 31, 2018.

All amounts advanced under the Term Loan mature on February 1, 2021 and have an interest-only monthly payment period through August 1, 2018, which may be extended to February 1, 2019 conditioned on the occurrence of such clinical and pre-clinical milestones. Following the interest-only payment period, the Company will begin making monthly payments of principal and interest until the maturity date. Interest will accrue on the unpaid principal balance at a floating per annum rate equal to the prime rate, except that, following an event of default, interest will accrue at a rate up to 5% above the rate that is otherwise applicable.

Gemphire Therapeutics Inc.
Notes to Condensed Financial Statements (unaudited) - continued

The Loan Agreement requires the Company to pay the following fees: (i) upon the maturity, acceleration or prepayment of the Term Loan, a final payment fee of 10% of the funded principal amount of the Term Loan, (ii) a success fee of 3.5% of the funded principal amount of the Term Loan in the event any of the following occur prior to 5:00 pm Eastern Time on July 24, 2024: (a) the Company receives FDA approval for any new drug application for gemcabene, (b) a sale or other transfer of all or substantially all of the assets of the Company occurs, (c) a merger or consolidation of the Company with or into another person or entity occurs where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor immediately following such transaction or (d) any sale by the holders of the Company’s outstanding voting equity securities where such holders do not continue to hold at least a majority of the Company’s issued and outstanding voting equity securities, and (iii) upon termination of the Loan Agreement prior to the maturity date for any reason, a prepayment fee equal to 2% (if such prepayment occurs prior to the first anniversary of the Effective Date) or 1% (if such prepayment occurs thereafter) of the funded principal amount of the Term Loan.

The Company intends to use the capital to support the ongoing development of gemcabene and for general corporate purposes.

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

Overview

We are a clinical‑stage biopharmaceutical company focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life threatening cardiovascular disease, and nonalcoholic fatty liver disease (NAFLD/NASH). Dyslipidemia is generally characterized by an elevation of LDL‑C, or bad cholesterol, triglycerides, or fat in the blood, as well as inflammation, especially in diabesity patients. We are developing our product candidate gemcabene, a novel, once‑daily, oral therapy, for high risk cardiovascular patients who are unable to achieve normal levels of LDL‑C or triglycerides with currently approved therapies, primarily statin therapy, and for those patients who present with NASH. Gemcabene’s mechanism of action is designed to enhance the clearance of VLDLs in the plasma and inhibit the production of fatty acids and cholesterol in the liver. In addition, gemcabene has been shown to markedly lower C-reactive protein and improve insulin sensitization. Gemcabene has been tested as monotherapy and in combination with statins and other drugs in 956 subjects, which we define as healthy volunteers and patients, across 20 Phase 1 and Phase 2 clinical trials and has demonstrated promising evidence of efficacy, safety and tolerability.

We are pursuing gemcabene in the following indications as a treatment in addition to maximally tolerated statin therapy for patients who are unable to reach their lipid‑lowering goals: HoFH, HeFH, ASCVD, SHTG and NASH. We believe we can design an efficient development plan to provide a new treatment alternative for HoFH patients while demonstrating gemcabene’s potential ability to treat patients in the most severe segment of the dyslipidemia market, which can further enhance brand awareness among key thought leaders and physicians. We are developing in parallel

Gemphire Therapeutics Inc.

Form 10-Q

gemcabene for HeFH, ASCVD, SHTG and NASH given gemcabene’s: (1) promising clinical data and mechanism in these indications; (2) cost‑effective manufacturing process; (3) convenient oral dosing; (4) viability as adjunct combination therapy; and (5) large commercial potential. During 2016, we initiated three Phase 2b clinical trials for gemcabene in HoFH, hypercholesterolemia, including HeFH and ASCVD patients on maximally tolerated statins, and SHTG. We reported top line data from the COBALT-1 trial in the second quarter of 2017 and top line data from the ROYAL-1 trial in August 2017, and we expect to report top line data from the INDIGO-1 trial in the first quarter of 2018. We plan to initiate a Proof-of-Concept clinical trial in the second half of 2017 to study gemcabene in NASH with top line data expected in the second half of 2018. Upon completion of one or more of these clinical trials, we intend to request an End of Phase 2 (EOP2) meeting with the FDA to reach an agreement on the design of Phase 3 registration trials and long term safety exposure for our target indications. We intend to pursue similar discussions with Canadian and European health authorities.

Our Company was co‑founded in November 2008 as a limited liability company under the name Michigan Life Therapeutics, LLC (MLT) by former Pfizer Inc. employees, including Dr. Charles Bisgaier, who were responsible for licensing exclusive worldwide rights to gemcabene from Pfizer in April 2011. In October 2014, we incorporated a new entity under the name Gemphire Therapeutics Inc. in Delaware. In November 2014, we entered into a merger agreement with Gemphire whereby MLT was merged with and into Gemphire, with Gemphire as the surviving entity and all outstanding units of membership interest in MLT were exchanged for shares of common stock of Gemphire. The purpose of the merger was to change the jurisdiction of our incorporation from Michigan to Delaware and to convert from a limited liability company to a corporation. As of June 30, 2017, we had 16 employees.

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

On March 10, 2017, we entered into a securities purchase agreement for a private placement (the Private Placement) with a select group of accredited investors whereby, on March 15, 2017, we issued and sold 1,324,256 units at a price of $9.47 per unit for net proceeds of approximately $11.3 million after deducting offering expenses of approximately $1.3 million. Each unit consists of one share of our common stock and a warrant to purchase 0.75 shares of common stock. The warrants have an exercise price of $10.40 per share and are exercisable for a period of five years from the date of issuance.

To date, our primary activities have been conducting research and development activities, planning and conducting clinical trials, performing business and financial planning, recruiting personnel and raising capital. We do not have any products approved for sale and have not generated any revenue. We do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve gemcabene and we successfully commercialize gemcabene. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Through June 30, 2017, we have funded our operations primarily through the issuance of common stock and warrants in our Private Placement totaling $12.5 million in gross proceeds, the issuance of common stock in our IPO totaling $30.3 million in gross proceeds, and, prior to our IPO, the issuance of preferred stock and convertible notes totaling $14.8 million in gross proceeds. As described under “—Liquidity and Capital Resources—Capital Resources” below, we entered into a

Gemphire Therapeutics Inc.

Form 10-Q

Loan Agreement with Silicon Valley Bank on July 24, 2017, and we drew $10 million under the Loan Agreement on that date.

Our net losses were $18.0 million for the six month period ending June 30, 2017 and $14.6 million, $9.0 million and $0.3 million during the years ended December 31, 2016, 2015 and 2014, respectively. As of June 30, 2017, we had an accumulated deficit of $45.1 million. We anticipate that our expenses will increase substantially as we:

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

General and Administrative

General and administrative expenses consist primarily of personnel‑related costs, including salaries and share‑based compensation costs, for personnel in functions not directly associated with research and administrative activities. Other significant costs include legal fees relating to intellectual property and corporate matters and professional fees for accounting and other services. We anticipate that our general and administrative expenses will continue to trend significantly above comparable prior period levels in the future to support our research and development activities, potential commercialization of gemcabene, if approved, and any future product candidates we may develop and the increased costs of operating as a public company. These increases will include costs related to personnel, fees for legal and professional services, significantly increased share-based compensation costs related to stock options issued in conjunction with and subsequent to our IPO and anticipated future option grants in conjunction with personnel additions, as well as other public‑company related costs.

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

Gemphire Therapeutics Inc.

Form 10-Q

We expect to continue to earn interest income in future periods from the investment of the net proceeds from our financing activities.

Other Expense

Other expense relates to foreign currency exchange net losses over gains. Foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. Foreign currency gains and losses may continue to fluctuate in the future due to changes in foreign currency exchange rates.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, there is no provision for income taxes, as we have incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets as of June 30, 2017 and December 31, 2016.

Results of Operations

The following table summarizes our operating results for the periods indicated:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change

	(in thousands)
Operating expenses:
General and administrative	$4,678	$1,051	$3,627	$6,901	$2,101	$4,800
Research and development	5,837	789	5,048	11,117	1,965	9,152
Total operating expenses	10,515	1,840	8,675	18,018	4,066	13,952
Loss from operations	(10,515)	(1,840)	(8,675)	(18,018)	(4,066)	(13,952)
Interest income	13	449	(436)	25	576	(551)
Other expense	—	—	—	(5)	(4)	(1)
Loss before income taxes	(10,502)	(1,391)	(9,111)	(17,998)	(3,494)	(14,504)
Provision (benefit) for income taxes	—	—	—	—	—	—
Net loss	$(10,502)	$(1,391)	$(9,111)	$(17,998)	$(3,494)	$(14,504)

Comparison of Three Months Ended June 30, 2017 and 2016

General and Administrative

General and administrative expenses for the three months ended June 30, 2017 increased to $4.7 million compared to $1.1 million for the three months ended June 30, 2016. General and administrative expenses included $2.7 million and $95,000 in share‑based compensation expense during the three months ended June 30, 2017 and 2016, respectively. The expenses for the second quarter 2017 include separation costs for our former chief executive officer totaling $0.5 million of cash compensation and $2.1 million of non-cash share-based compensation expense resulting from the acceleration of stock option vesting. Increased infrastructure costs to support our ongoing clinical trials and public company requirements, focused primarily in personnel costs and professional services, were the primary drivers of the remainder of increase over the prior year period.

Gemphire Therapeutics Inc.

Form 10-Q

Research and Development

Research and development expenses for the three months ended June 30, 2017 were $5.8 million compared to $0.8 million for the three months ended June 30, 2016. The $5.0 million increase was primarily attributable to increased clinical trial activities encompassing three separate Phase 2b clinical trials on-going in the current year period versus minimal expenses related to the initiation of one clinical study in the prior year period. Research and development expenses included $0.3 million in share‑based compensation expense during the three months ended June 30, 2017. There was no share‑based compensation expense included in research and development expense during the three months ended June 30, 2016.

Interest Income

Interest income for the three months ended June 30, 2017 and 2016 was $13,000 and $0.4 million, respectively. Interest income during the three months ended June 30, 2017 represented cash interest earned from proceeds received from the IPO and Private Placement that were held in short term, highly liquid money market accounts. Interest income during the three months ended June 30, 2016 represented non-cash interest income on a net basis resulting from the amortization of the note premium associated with the July 2015 Interim Notes coupled with the bifurcation of the conversion premium liability and subsequent fair value adjustments associated with the Interim Notes. The Interim Notes were converted to common stock upon the close of the IPO.

Comparison of Six Months Ended June 30, 2017 and 2016

General and Administrative

General and administrative expenses for the six months ended June 30, 2017 increased to $6.9 million compared to $2.1 million for the six months ended June 30, 2016. General and administrative expenses included $3.3 million and $0.2 million in share‑based compensation expense during the six months ended June 30, 2017 and 2016, respectively. The expenses for the six months ended June 30, 2017 include separation costs for our former chief executive officer totaling $0.5 million of cash compensation and $2.1 million of non-cash share-based compensation expense resulting from the acceleration of stock option vesting. Increased infrastructure costs to support our ongoing clinical trials and public company requirements, focused primarily in personnel costs and professional services, were the primary drivers of the remainder of the increase over the prior year period.

Research and Development

Research and development expenses for the six months ended June 30, 2017 were $11.1 million compared to $2.0 million for the six months ended June 30, 2016. The $9.2 million increase was primarily attributable to increased clinical trial activities encompassing three separate Phase 2b clinical trials on-going in the current year period versus minimal expenses related to the initiation of one clinical study in the prior year period. Research and development expenses included $0.5 million in share‑based compensation expense during the six months ended June 30, 2017. There was no share‑based compensation expense included in research and development expense during the six months ended June 30, 2016.

Interest Income

Interest income for the six months ended June 30, 2017 and 2016 was $25,000 and $0.6 million, respectively. Interest income during the six months ended June 30, 2017 represented cash interest earned from proceeds received from the IPO and Private Placement that were held in short term, highly liquid money market accounts. Interest income during the six months ended June 30, 2016 represented non-cash interest income on a net basis resulting from the amortization of the note premium associated with the July 2015 Interim Notes coupled with the bifurcation of the conversion premium liability and subsequent fair value adjustments associated with the Interim Notes. The Interim Notes were converted to common stock upon the close of the IPO.

Gemphire Therapeutics Inc.

Form 10-Q

Liquidity and Capital Resources

Capital Resources

As of June 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of approximately $22.5 million. Our cash and cash equivalents are invested primarily in cash deposits and money market accounts.

On July 24, 2017, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank. The Loan Agreement established a term loan facility in the aggregate principal amount of up to $15.0 million (the Term Loan) to be funded in several tranches. We drew $10.0 million under the Loan Agreement on July 24, 2017. Conditioned on the occurrence of both a positive clinical trial event and a pre-clinical event, an additional tranche of $5.0 million may be available to be drawn by us through July 31, 2018. “Positive clinical trial event” means the receipt by the bank of a written electronic communication from a member of our board of directors (i) stating that the board of directors has determined that the results from either (a) our ROYAL-1 clinical trial (GEM-301) or (b) our INDIGO-1 clinical trial (GEM-401) are sufficient to support the development plan for submission of a new drug application with FDA and continued development of gemcabene and (ii) attaching a copy of the press release announcing the foregoing.  “Pre-clinical event” means the receipt by the bank of a written electronic communication from our chief executive officer or chief financial officer, together with supporting documentation from the FDA, that the FDA has lifted the partial clinical hold with respect to clinical trials of longer than six months in duration for gemcabene.

The Term Loan is secured by a security interest in substantially all of our assets whether currently owned or hereafter acquired, excluding our intellectual property. Under the Loan Agreement, we may not grant a security interest in our intellectual property to any party. See “—Liquidity and Capital Resource Requirements” below for a description of the repayment terms and certain other material terms of the Loan Agreement.

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

Historical Capital Resources

On March 15, 2017, we issued and sold 1,324,256 units at a price of $9.47 per unit for gross proceeds of approximately $12.5 million in connection with the Private Placement prior to the deduction of approximately $1.3 million in offering expenses. Each unit consisted of one share of our common stock and a warrant to purchase 0.75 shares of common stock. The warrants have an exercise price of $10.40 per share and are exercisable for a period of five years from the date of

Gemphire Therapeutics Inc.

Form 10-Q

issuance. The resale of the shares of common stock issued in the Private Placement and the shares of common stock to be issued upon exercise of the warrants issued in the Private Placement. On April 20, 2017, the registration statement on Form S-1 (File No 333-217296) for the resale of the shares of common stock issued in the Private Placement and the shares of common stock to be issued upon exercise of the warrants issued in the Private Placement was declared effective by the SEC.

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

Our primary source of cash prior to the IPO had been proceeds received from the issuance of preferred stock and from the issuance of convertible notes and promissory notes. The proceeds from the issuances of preferred stock and from the issuances of the convertible and promissory notes had been used to fund our operations.

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

The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(12,842)	$(3,786)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	11,300	4,992
Net (decrease) increase in cash	$(1,542)	$1,206

Cash Flow from Operating Activities

For the six months ended June 30, 2017, cash used in operating activities of $12.8 million was attributable to a net loss of $18.0 million offset by $3.8 million in share‑based compensation and a net change of $1.4 million in our net operating assets and liabilities. The change in operating assets and liabilities was primarily attributable to an increase in our accounts payable and decrease in our prepaid expenses offset in part by a decrease in accrued and other liabilities associated with fluctuations in our operating expense payments.

Gemphire Therapeutics Inc.

Form 10-Q

For the six months ended June 30, 2016, cash used in operating activities of $3.8 million was attributable to a net loss of $3.5 million and $0.4 million in net non‑cash income (expense) adjustments offset by a net increase of $66,000 in our net operating assets and liabilities. The non‑cash adjustments consisted of $0.2 million of share‑based compensation offset by net non‑cash interest income of $0.6 million related to both the Interim Notes and to the premium conversion derivative. The change in operating assets and liabilities was primarily attributable to an increase in accrued liabilities offset in part by an increase in our prepaid expenses associated with fluctuations in our operating expense payments.

Cash Flow from Investing Activities

There were no sources or uses of funds from investing activities for all periods presented.

Cash Flow from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2017 was $11.3 million related to the proceeds from our Private Placement, net of discounts, commissions and other costs totaling $1.3 million paid through June 30, 2017.

Net cash provided by financing activities during the six months ended June 30, 2016 was $5.0 million consisting of $5.2 million in proceeds from the issuance of convertible notes in February 2016 and April 2016 offset in part by deferred offering and debt issuance costs of $0.2 million.

Liquidity and Capital Resource Requirements

Pursuant to our Loan Agreement described above, all amounts advanced under the Term Loan mature on February 1, 2021 and have an interest-only monthly payment period through August 1, 2018, which may be extended to February 1, 2019 upon the occurrence of both a positive clinical trial event and a pre-clinical event.  Following the interest-only payment period, we will begin making monthly payments of principal and interest until the maturity date. Interest will accrue on the unpaid principal balance at a floating per annum rate equal to the prime rate, except that, following an event of default, interest will accrue at a rate up to 5% above the rate that is otherwise applicable. Our obligations under the Loan Agreement may be accelerated by the bank upon the occurrence of an event of default. An event of default includes customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants, bankruptcy or related defaults, defaults on certain other indebtedness, defaults under certain other agreements, the imposition of judgments or penalties, the material inaccuracy of representations or warranties, material adverse changes and revocations of government approvals.

The Loan Agreement requires us to pay the following fees: (i) upon the maturity, acceleration or prepayment of the Term Loan, a final payment fee of 10% of the funded principal amount of the Term Loan, (ii) a success fee of 3.5% of the funded principal amount of the Term Loan upon the occurrence of certain contingent events as defined in the Loan Agreement, and (iii) upon termination of the Loan Agreement prior to the maturity date for any reason, a prepayment fee equal to 2% (if such prepayment occurs prior to the first anniversary of the Effective Date) or 1% (if such prepayment occurs thereafter) of the funded principal amount of the Term Loan.

In the event a positive clinical trial event does not occur by March 31, 2018, on such date, we must either (i) provide cash security and maintain a cash balance in a restricted account at the bank in an amount of at least 50% of the amounts we owe to the bank or (ii) prepay the Term Loan in its entirety. In the event a pre-clinical event does not occur by July 31, 2018, on such date, we must either (i) provide cash security and maintain a cash balance in a restricted account at the bank in an amount of at least 100% of the amounts we owe to the bank or (ii) prepay the Term Loan in its entirety.  In each case, if we choose to prepay the Term Loan, in addition to the repayment of the outstanding principal and accrued and unpaid interest, we are required to pay the Final Payment Fee and, if applicable, the Success Fee, but not the Prepayment Fee.

Subject to certain exceptions, the Loan Agreement contains covenants prohibiting us from, among other things: (a) disposing of its properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in by us or reasonably related thereto; (d) engaging in business combinations or acquisitions or permitting or suffering any change in control; (e) incurring any additional indebtedness; (f) allowing any lien or

Gemphire Therapeutics Inc.

Form 10-Q

encumbrance on any of its property; (g) paying any dividends or distributions; (h) entering into transactions with affiliates; and (i) making payment on subordinated debt.

We have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve gemcabene and we successfully commercialize gemcabene. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Under our Loan Agreement, an additional tranche of $5.0 million may be available to be drawn by us through July 31, 2018 conditioned on the occurrence of both a positive clinical trial event and a pre-clinical event. We do not have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Similar to the restrictions described above under our Loan Agreement, additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development, future commercialization efforts, or grant rights to develop and market gemcabene that we would otherwise prefer to develop and market ourselves.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in Note 2 — “Summary of Significant Accounting Policies” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report.

During the three and six months ended June 30, 2017, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on March 21, 2017.

Related Party Transactions

See Note 13 — “Related Party Transactions” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report regarding the impact of certain related party transactions with respect to facility rent and financing activity.

Gemphire Therapeutics Inc.

Form 10-Q

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission.

Recent Accounting Pronouncements

Refer to Note 2—  “Summary of Significant Accounting Policies” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for a discussion of recently issued accounting pronouncements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position is the potential loss arising from adverse changes in interest rates. As of June 30, 2017, we had cash and cash equivalents of $22.5 million. We generally hold our excess cash in interest‑bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Gemphire Therapeutics Inc.

Form 10-Q

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company may be subject to claims and lawsuits that arise primarily in the ordinary course of business.  The Company believes that the disposition or ultimate resolution of any such claims and lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 1A.RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the additional risk factor set forth below.  Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our Loan Agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

On July 24, 2017, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank. The Loan Agreement established a term loan facility in the aggregate principal amount of up to $15.0 million (the Term Loan) to be funded in several tranches. We drew $10.0 million under the Loan Agreement on July 24, 2017. Conditioned on the occurrence of both a positive clinical trial event and a pre-clinical event, an additional tranche of $5.0 million may be available to be drawn by us through July 31, 2018. “Positive clinical trial event” means the receipt by the bank of a written electronic communication from a member of our board of directors (i) stating that the board of directors has determined that the results from either (a) our ROYAL-1 clinical trial (GEM-301) or (b) our INDIGO-1 clinical trial (GEM-401) are sufficient to support the development plan for submission of a new drug application with FDA and continued development of gemcabene and (ii) attaching a copy of the press release announcing the foregoing.  “Pre-clinical event” means the receipt by the bank of a written electronic communication from our chief executive officer or chief financial officer, together with supporting documentation from the FDA, that the FDA has lifted the partial clinical hold with respect to clinical trials of longer than six months in duration for gemcabene.

All amounts advanced under the Term Loan mature on February 1, 2021 and have an interest-only monthly payment period through August 1, 2018, which may be extended to February 1, 2019 upon the occurrence of both a positive clinical trial event and a pre-clinical event.  Following the interest-only payment period, we will begin making monthly payments of principal and interest until the maturity date. Interest will accrue on the unpaid principal balance at a floating per annum rate equal to the prime rate, except that, following an event of default, interest will accrue at a rate up to 5% above the rate that is otherwise applicable.

Subject to certain exceptions, the Loan Agreement contains covenants prohibiting us from, among other things: (a) disposing of its properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in by us or reasonably related thereto; (d) engaging in business combinations or acquisitions or permitting or suffering any change in control; (e) incurring any additional indebtedness; (f) allowing any lien or encumbrance on any of its property; (g) paying any dividends or distributions; (h) entering into transactions with affiliates; and (i) making payment on subordinated debt. Our business may be adversely affected by these restrictions on our ability to operate our business. In the event a positive clinical trial event does not occur by March 31, 2018, on such date, we must either (i) provide cash security and maintain a cash balance in a restricted account at the bank in an amount of at least 50% of the amounts we owe to the bank or (ii) prepay the Term Loan in its entirety. In the event a pre-clinical event does not occur by July 31, 2018, on such date, we must either (i) provide cash security and maintain a cash balance in a restricted account at the bank in an amount of at least 100% of the amounts we owe to the bank or (ii) prepay the Term Loan in its

Gemphire Therapeutics Inc.

Form 10-Q

entirety.

Our obligations under the Loan Agreement may be accelerated by the bank upon the occurrence of an event of default. An event of default includes customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants, bankruptcy or related defaults, defaults on certain other indebtedness, defaults under certain other agreements, the imposition of judgments or penalties, the material inaccuracy of representations or warranties, material adverse changes and revocations of government approvals.  We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time such event of default were to occur, if ever. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The bank could also exercise its security interest, which collateral includes substantially all of our assets whether currently owned or hereafter acquired, excluding our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

(a)	Sales of Unregistered Securities

None.

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

(c) Stock Repurchases

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Gemphire Therapeutics Inc.

Form 10-Q

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not Applicable.

ITEM 6.EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.1	Separation and Release Agreement between Gemphire Therapeutics Inc. and Mina Sooch dated May 30, 2017.
10.2	Offer Letter between Gemphire Therapeutics Inc. and Dr. Steve Gullans dated June 8, 2017.
10.3

Loan and Security Agreement dated as of July 24, 2017 by and between Gemphire Therapeutics Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2017).

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

Registrant: Gemphire Therapeutics Inc.

SIGNATURE	TITLE	DATE

/s/ STEVEN GULLANS	Interim President and Chief Executive Officer	August 14, 2017
Steven Gullans	(Principal Executive Officer)

/s/ Jeffrey S. Mathiesen	Chief Financial Officer (Principal Financial and	August 14, 2017
Jeffrey S. Mathiesen	Accounting Officer)

Gemphire Therapeutics Inc.

Form 10-Q

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.1	Separation and Release Agreement between Gemphire Therapeutics Inc. and Mina Sooch dated May 30, 2017.
10.2	Offer Letter between Gemphire Therapeutics Inc. and Dr. Steve Gullans dated June 8, 2017.
10.3

Loan and Security Agreement dated as of July 24, 2017 by and between Gemphire Therapeutics Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2017).

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