Form 10-K
period 2017-12-31
Gemphire Therapeutics Inc.
filed 2018-03-20
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $71.3 million on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of March 7, 2018 was 14,225,900.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1.BUSINESS

Overview

Gemphire is a clinical-stage biopharmaceutical company that is committed to helping patients with cardiometabolic disorders, including dyslipidemia and non-alcoholic steatohepatitis (NASH). We are focused on providing new treatment options for cardiometabolic diseases through our complementary, convenient, cost-effective product candidate, gemcabene, as add-on to the standard of care, especially statins, that will benefit patients, physicians, and payors. We are developing our product candidate gemcabene (CI-1027), a novel, once-daily, oral therapy, for pediatric and adult patients who present with NASH and for high risk cardiovascular patients who are unable to achieve normal levels of LDL-C (“bad” cholesterol) or triglycerides (“fats”) with currently approved therapies, primarily statin therapy.  Gemcabene’s potential to treat various subsets of cardiometabolic patients reflects its actions to reduce many known risk factors, particularly LDL-C, triglycerides and high-sensitivity C reactive protein (hsCRP), a marker of inflammation. By lowering the burden of these risk factors, we expect that gemcabene will provide benefits to a broad array of fatty liver and cardiometabolic patients.

Gemcabene’s mechanism of action is multifaceted. In the liver gemcabene acts in two major ways to reduce levels of circulating LDL-C and triglycerides: 1) inhibition of the two metabolic pathways that synthesize precursors (i.e., cholesterol and fatty acids) of VLDL-C, LDL-C and triglycerides and 2) stimulation of a liver mechanism known as the remnant receptor pathway that removes particles that contain cholesterol and triglycerides from the blood. Gemcabene’s stimulation of this remnant receptor pathway involves enhanced removal of an LDL-C precursor known as very low-density lipoproteins (VLDLs). With regard to gemcabene’s anti-inflammatory properties, in human clinical trials and animal studies to date, gemcabene has been shown to significantly reduce plasma levels of CRP. Furthermore, in preclinical studies of dyslipidemia as well as NASH, gemcabene inhibited production of a number of known pro-inflammatory molecules (e.g., CRP, CCR2, CCR5, IL-6, TNF alpha, MCP-1 and MIP1-beta) as well as pro-fibrotic factors (e.g.,TIMP-1, MMP-2). Gemcabene has been tested as monotherapy or in combination with all U.S. approved doses of the highest intensity statins in nearly 1,100 subjects, including both healthy volunteers and patients, across 23 Phase 1 and Phase 2 clinical trials and has demonstrated promising evidence of efficacy, safety and tolerability. Overall, gemcabene’s multifaceted mechanism of action provides the potential for safely addressing multiple major risk factors in a broad array of adult and pediatric cardiometabolic patients who have an elevated risk of cardiovascular or liver disease, even when taking conventional therapies.

Non-alcoholic steatohepatitis (NASH) is part of a group of conditions called nonalcoholic fatty liver disease (NAFLD) that affects one out of four people in the United States. In the United States NASH is estimated to affect between six to eight million people. NAFLD is a major public health concern given the recent increase in its prevalence and link to obesity and other metabolic comorbidities. The presentation of NASH resembles alcoholic liver disease but occurs in people who drink little or no alcohol. The major feature of NASH is excess fat content in the liver, along with inflammation and liver damage. It can lead to liver fibrosis, cirrhosis, hepatocellular carcinoma, liver failure, liver-related death and liver transplantation. NASH is associated with an increased risk of cardiovascular disease, as many of the risk factors for NASH are similar to those that lead to cardiovascular disease, and cardiovascular disease and cardiovascular disease is a leading cause of death in this patient population. Prevalence of NASH has increased due to the growing number of obese, dyslipidemic and diabetic patients. It is more common in women than in men and currently there are no FDA approved therapies for treating NASH.

NAFLD has emerged as the leading cause of chronic liver disease in children and adolescents in the United States. A two-to three-fold rise in the rates of obesity and an increase in sedentary life-style in children over the last 20 years is likely responsible for the epidemic of NAFLD. It is estimated that 20% of children between the ages 12 to 19 are obese, and 36% of obese children have NAFLD. NALFD is estimated to affect seven million children overall in the United States. The estimated population prevalence for pediatric NASH is two million children. Pediatric NAFLD and NASH, while similar to the adult disease, can have distinct pathophysiological characteristics in terms of histology, disease progression, and ultimately adverse outcomes at early ages.  Steatosis and portal inflammation tend to be more severe in pediatric NAFLD. Children diagnosed with NAFLD often have elevated serum lipids and diabetes or prediabetes and have a 13.6 times greater risk of dying over the next 20 years, than children without NAFLD. It is estimated that 10 to 25% of children with NAFLD progress to NASH and then advanced fibrosis/cirrhosis by their third or fourth decade of life.

Cardiovascular disease is a major health concern, causing more deaths globally than any other disease. Dyslipidemia leads to cardiovascular disease and is generally an important predictor of cardiovascular events including heart attack and stroke. Dyslipidemia is generally characterized by an elevation of low-density lipoprotein cholesterol (LDL-C), or bad cholesterol, triglycerides, or fat in the blood, or both. It represents one of the largest therapeutic areas with annual worldwide drug sales of approximately $22.0 billion in 2013. We estimate more than 40% of Americans have elevated LDL-C or triglycerides, or both. Statins, such as atorvastatin or rosuvastatin, are standard of care for LDL-C lowering, while fibrates, prescription fish oils and niacin are standard of care for triglyceride lowering. Although these drugs are highly prescribed and capable of reducing LDL-C and triglyceride levels, many patients are unable to effectively manage their dyslipidemia with currently approved therapies and are in need of additional treatment options. For example, approximately 40% of patients on statins are unable to meet their LDL-C lowering goal, and doubling a statin dose has been shown to incrementally lower LDL-C levels by a nominal percentage (approximately 6% based on historical evidence), while increasing safety and tolerability concerns. An even higher percentage of patients with severe hypertriglyceridemia do not achieve triglyceride levels low enough to reduce the risk of developing co-morbidities such as pancreatitis.

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

•

Promising safety and tolerability.  Gemcabene was observed to be well tolerated in nearly 1,100 subjects across 23 Phase 1 and Phase 2 trials both as monotherapy and in combination with statins. No subjects died and no subjects experienced a serious adverse event (SAE) that was considered to be related to gemcabene. Adverse events (AEs) reported were generally mild to moderate in intensity. Gemcabene did not appear to increase the reporting of myalgia (muscle pain) or liver injury when given as monotherapy or when added to statin therapy in clinical trials.

•

First-in-class mechanism.  Gemcabene is a first-in-class, once-daily, oral therapy that may be suitable for patients who are unable to achieve normal levels of LDL-C or triglycerides with currently approved therapies, primarily statins.  Gemcabene's mechanism of action (MOA) enhances the clearance of very low-density lipoproteins (VLDLs) in the plasma and inhibition of the production of cholesterol and triglycerides in the liver.  The combined effect of these mechanisms has been clinically observed to result in a reduction of plasma non-HDL-C, VLDL-C, LDL-C, apolipoprotein B and triglycerides.  In addition, gemcabene has been shown to markedly lower high sensitivity C-reactive protein (hsCRP) in humans and improve insulin sensitization.  Gemcabene’s effects on hsCRP may be due to its effect on reduction of IL-6 expression, as well as its direct effects on inhibiting transcription factors C/EBP-β and NF-kB interaction with the CRP gene.

•

Pleiotropic MOA provides many beneficial attributes. At a high level, gemcabene acts on the liver to reduce production of cholesterol, triglycerides, and hsCRP. It also enhances the liver clearance of cholesterol- and triglyceride-rich particles (e.g., VLDL remnants) via the remnant receptor clearance systems. The molecular details of the clearance mechanisms are actively being elucidated in preclinical studies. Notably, with regard to enhancing the VLDL remnant clearance pathway, gemcabene reduces hepatic apolipoprotein C-III (apoC-III) mRNA expression and plasma apoC-III levels thereby making VLDL more susceptible to lipoprotein lipase mediated lipolysis (breakdown of the VLDL triglyceride to fatty acids for delivery to muscle for energy and adipose for storage) and efficient clearance of the resulting VLDL remnants by the liver VLDL remnant receptor prior to their conversion to LDL. Furthermore, gemcabene was found to enhance VLDL remnant receptor (i.e., also known as syndecan-1) activity by decreasing mRNA levels of an enzyme (sulfatase-2) that inactivates the receptor. Interestingly, diabetic and obese patients generally present with elevated VLDL-C and triglycerides, likely related to their elevated liver sulfatase-2 levels. Other molecular players in gemcabene’s MOA include a reduction in acetyl-CoA carboxylase (ACC1) mRNA, a key metabolic step in fatty acid synthesis, and a decrease in CCR2/CCR5 receptor mRNA levels, which are involved in liver inflammation and the progression of NASH/NAFLD.

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

•

Additive effect of gemcabene.  Across multiple Phase 2 trials in patients with uncontrolled hypercholesterolemia, including background stable statin therapy, gemcabene was observed to significantly lower LDL‑C by an additional 21%, range of 17% to 31%, from baseline. In subjects with mixed dyslipidemia, baseline, LDL≥100mg/dL and TG ≥200 mg/dL and <500 mg/dL, gemcabene reduced LDL-C by 25%. This data indicates that gemcabene may better treat a large population of patients who are unable to reach their lipid goal with statins and other currently prescribed therapies, including those medications commonly used for diabetes and NASH patients.

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

We are pursuing gemcabene as treatment in the following indications (representing up to 20 million addressable at-risk patients in the US): (1) for patients with dyslipidemias including familial hypercholesterolemia (FH), severe hypertriglyceridemia, and, potentially ASCVD, likely as add-on therapy to statins, and (2) for patients, including both adults and children, diagnosed with NASH/NAFLD as monotherapy or in combination with other approved treatments.

•

familial hypercholesterolemia is comprised of homozygous familial hypercholesterolemia (HoFH) patients and heterozygous familial hypercholesterolemia (HeFH) patients, who collectively represent an estimated 0.5 to 1.5 million people in the US and an additional 15 to 30 million worldwide. HoFH is a rare genetic disease that results in elevated LDL‑C usually due to mutations on both copies of the LDL‑receptor gene leading to reduced (defective) or absence (deficient) LDL receptor function. Other genetic mutations, such as a those on the apoB gene, can lead to HoFH. HoFH is considered an orphan disease, as there are approximately 300 to 2,000 HoFH patients in the US and 6,000 to 45,000 patients worldwide. In comparison, HeFH is a more prevalent genetic condition which results in elevated LDL‑C usually due to a mutation causing either defective or deficient function on one of the two copies of the LDL‑receptor gene;

•

severe hypertriglyceridemia (SHTG), in which patients with elevated triglycerides (TGs > 500 mg/dL) are at an increased risk of developing co-morbidities such as pancreatitis. There are 3.0 to 3.5 million patients in the US and another estimated 60 to 75 million worldwide;

•

non-alcoholic steatohepatitis (NASH) and non-alcoholic fatty liver disease (NAFLD), are severe diseases of the liver caused by inflammation and a buildup of fat in the organ, which can lead to liver cirrhosis, fibrosis, hepatocellular carcinoma, liver failure, liver related death and liver transplantation. There are an estimated 80 million patients with NAFLD and 8 million patients with NASH, including approximately 2 million pediatric NASH patients, in the US. The global prevalence of NAFLD is estimated at 24% and NASH is estimated to be 3 to 5%; and

•

atherosclerotic cardiovascular disease (ASCVD), patients with hypercholesterolemia, or patients with elevated LDL-C who have had or are at risk for a cardiovascular event, such as heart attack, stroke, and/or revascularization. This are an estimated 10 million ASCVD patients in the US of which approximately half have mixed dyslipidemia. Worldwide estimates of ASCVD patients range from 100 to 120 million. That said, the addressable market for gemcabene in ASCVD remains to be fully elucidated given that market dynamics continue to evolve for this condition;

We initially began pursuing HoFH given that gemcabene has received orphan drug designation for this indication. We believe we can design an efficient development plan to provide a new treatment alternative for these patients. Furthermore, we believe that gemcabene’s potential ability to treat FH patients, who represent a high-risk segment of the dyslipidemia market, can further enhance brand awareness among key thought leaders and physicians. Studies to date suggest gemcabene has the potential to treat a wide range of cardiometabolic conditions generally characterized by elevation of LDL-C, triglycerides, and/or inflammatory markers. Additional benefits of gemcabene include: (1) promising clinical data and mechanistic effects that have been associated with disease progression in these indications; (2) cost‑effective manufacturing process; (3) convenient oral dosing; (4) viability as safe adjunctive combination therapy; and (5) large commercial potential. In Q2 of 2018, we expect to report top-line data from the INDIGO-1 trial in dyslipidemia. We initiated two Phase 2a trials in NASH/NAFLD in late 2017 and early 2018 and expect to report top-line data from these trials in late 2018 and early 2019, respectively.

Gemcabene Pipeline Indications

We are in the process of scheduling an End of Phase 2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA). The exact timing of the EOP2 meeting will depend in part on the FDA’s timeline to review our 2-year rodent carcinogenicity study, for which the in-life work was completed in October 2017. The EOP2 meeting is intended to reach an agreement with the FDA on the design of Phase 3 registration trials in hypercholesterolemia and long‑term safety exposure for our target indications. We also intend to seek FDA advice in future meetings for additional indications including SHTG and NASH as we complete ongoing trials in those indications. We intend to pursue similar discussions with Canadian and European health authorities. Other markets will be considered as appropriate.

We believe it is unlikely the FDA will require us to initiate a cardiovascular outcomes trial for our target dyslipidemia indications. The FDA has not required the initiation or completion of cardiovascular outcomes trials for recent approvals of certain dyslipidemia therapies, including non‑statin therapies targeting LDL‑C for the treatment of HoFH, HeFH and ASCVD and triglyceride lowering for treatment of SHTG. Cardiovascular outcomes trials require evaluation of cardiovascular clinical conditions in large patient populations over a long period of time and are both costly and time‑consuming. However, for commercial and competitive reasons, such as the potential to broaden the label claims, we intend to review with the FDA a design for a cardiovascular outcomes trial enriched for high risk patients whose risk factors could be modified by gemcabene. Such a trial, if pursued, could be initiated prior to an NDA submission and completed post‑approval.

Our company was co‑founded by Dr. Charles Bisgaier, who was responsible for licensing exclusive worldwide rights to gemcabene from Pfizer in April 2011. Prior to co‑founding the original Esperion Therapeutics, Inc. (Esperion) in 1998, which was acquired by Pfizer in 2004, Dr. Bisgaier worked at Parke‑Davis, a division of Warner-Lambert Company from 1990 to 1998, and was instrumental in the discovery and development of gemcabene, as well as the development of

Lipitor and Lopid. Many of our employees and consultants have been involved in the historical development of gemcabene and other innovative dyslipidemia product candidates in development, including ETC‑216, a synthetic high‑density lipoprotein mimetic based on ApoAI‑Milano (developed by the original Esperion, Pfizer, and currently The Medicines Company), ACP‑501 (developed by AlphaCore Pharma, later acquired by AstraZeneca) and Bempedoic Acid (AKA ESP 55016 and ETC‑1002, developed by the original Esperion, Pfizer and the current Esperion. We have organized a medical and scientific advisory board including Drs. John Kastelein, Evan Stein, Robert Hegele, Dirk Blom, Harold Bays, Rohit Loomba, and Kevin Williams. Many of our advisors have been involved in numerous dyslipidemia, cardiovascular and NASH clinical trials (e.g., statins from their earliest trials, fibrates, ezetimibe, cholesteryl ester transfer protein (CETP) inhibitors, extended release niacin, antisense oligonucleotides (mipomersen), monoclonal antibodies including PCSK9 inhibitors and multiple development stage NASH drugs) and published numerous research papers. The management team, led by our Interim CEO Dr. Steven Gullans, collectively has significant experience in operating and financing biopharmaceutical companies and discovering, developing and commercializing treatments in the cardiovascular and orphan markets.

Our Strategy

Our goal is to become a leading cardiometabolic biopharmaceutical company that develops and commercializes best‑in‑class therapies for lipid disorders including dyslipidemia and NASH.

The core elements of our strategy to achieve our goal are the following:

•

Advance the late‑stage clinical development of gemcabene across multiple target indications, beginning with FH and SHTG and then expanding into NASH. We are focused on multiple cardiometabolic indications for gemcabene including FH, SHTG, NASH/NAFLD, and, in the future, ASCVD. Within these indications there are a number of orphan indications such as HoFH or FPL that we may pursue. In addition, we recently initiated a pediatric NAFLD/NASH trial which, if successful, could open opportunities within the pediatric population. In the second quarter of 2018, we expect to report top-line data from our late stage clinical trial for gemcabene in SHTG patients (INDIGO-1). The data from our 23 completed Phase 1 and Phase 2 trials and multiple preclinical studies have provided us with a comprehensive set of information and key insights into gemcabene’s mechanism of action, lipid‑lowering and anti-inflammatory effects, and safety profile. With regard to the regulatory path forward for gemcabene’s target dyslipidemia conditions, our interactions to date with the FDA, along with relatively recent approvals of other cardiovascular therapies, such as biologic PCSK9 inhibitors for HoFH, HeFH and ASCVD as well as prescription fish oils for SHTG, provide information regarding precedent regulatory pathways to approval. Furthermore, given gemcabene’s attributes as compared to other products on the market, we believe that there is a likelihood of commercial success following approval across multiple indications.

•

Recently launched Phase 2 NASH/NAFLD trials target adult, pediatric, and orphan indications. We recently announced the initiation of two open-label NAFLD/NASH trials, one in familial partial lipodystrophy (FPL) and one in pediatric NAFLD/NASH. We expect top-line data from the FPL trial in the fourth quarter of 2018 and from the pediatric trial in the first quarter of 2019. Our rationale for pursuing gemcabene in NASH and/or NAFLD relates to its mechanism of action to decrease the production of the apoC‑III protein and possibly inhibit ACC, which has been observed to result in the lowering of triglycerides in the plasma and inhibiting de novo lipogenesis, and thereby possibly reduce liver fat content. We completed pre-clinical testing for gemcabene in an established NASH preclinical model (STAM™) designed by SMC Laboratories of Japan which showed a reduction in liver NAS score and fibrosis.

Our approach to clinical trials for NAFLD and NASH has been guided by discussions with key opinion leaders (KOLs) and others in the field who recommended we conduct highly focused Phase 2 Proof-of-Concept (PoC) studies to characterize in some detail the efficacy and biological actions of gemcabene, without having to deal with a multitude of confounding variables that can affect NASH trials. In keeping with this strategy, adult FPL and pediatric NAFLD/NASH represent indications where patients can be recruited relatively quickly, are considered relatively compliant, do not drink alcohol, and generally have fewer co-morbidities. These PoC studies will evaluate safety, tolerability, and efficacy related to several parameters in adult and pediatric fatty liver populations. We will collect standard measures of liver status and fat content (MRI-PDFF), as well as information about changes in other liver biomarkers and liver function. We believe these results will enable us to design optimal future pivot trials, in conjunction with

FDA guidance, that will open opportunities for gemcabene to treat adult, pediatric, and orphan NASH populations. With regard to regulatory and commercial paths forward, although there are currently no approved NASH therapies to serve as references, we believe that there is and will continue to be sufficient guidance available from the FDA, providers, payors and others to enable us to design and implement an approvable Phase 3 program and successfully launch a commercial product in NASH.

•

Pursue oral combination opportunities for gemcabene.  Oral combination therapy is the current paradigm for the treatment of dyslipidemia (and expected for treatment of NASH/NAFLD), as patients typically require multiple drugs to address their dyslipidemia as well as other co‑morbidities such as diabesity. Based on existing data demonstrating additive effects on LDL‑C and triglyceride lowering as well as no drug‑drug interactions with statins, we believe that gemcabene has the potential to be developed as a fixed‑dose combination with low to high dose statins, which, if approved, may enhance adoption in the market and patient compliance. As part of our development strategy, we plan to formulate and manufacture gemcabene in fixed‑dose combination with statins and other lipid‑lowering agents. However, given our recently launched NASH program, the combination therapy program has become a lower priority.

•

Continue to build out our patent portfolio for gemcabene.  We believe our patents and patent applications provide us with a significant competitive advantage. As of February 26, 2018, we had 46 issued patents and 45 pending patent applications for gemcabene in the United States and internationally directed to formulations, compositions, methods of use and methods of manufacturing. We intend to aggressively prosecute and defend our patent portfolio and pursue new patents in order to ensure the long term commercial success of gemcabene.

•

Maximize the global commercial value of gemcabene.  We have retained all commercial and manufacturing rights to gemcabene. We intend to evaluate our strategic alternatives to collaborate with global biopharmaceutical companies for the development and commercialization of gemcabene. We believe we could independently commercialize gemcabene for the treatment of patients with HoFH in the United States with a targeted sales force and would seek commercial partners outside of the United States. We may co-promote the SHTG indication with a partner with our internal sales force and distributor(s). For larger indications, such as ASCVD and NASH we expect to assess partnership opportunities for Phase 3 development and the worldwide commercialization of gemcabene.

•

Leverage the expertise and experience of our management team to evaluate future in‑licensing and acquisition opportunities.  Across our leadership team, we have discovered and/or developed Lipitor, Lopid, Bempedoic Acid, ETC‑216, ACP‑501, CER‑209, CER‑001 and PNT‑2258, and commercialized many lipid-regulating and orphan drugs including Crestor, Myalept and Lynparza. Our team is well‑qualified to identify and in‑license or acquire clinical‑stage cardio‑metabolic assets, and we intend to evaluate these opportunities to diversify our pipeline and generate long‑term growth.

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

•

On March 20, 2017, Esperion announced that the FDA “confirmed that Esperion’s LDL-C lowering program is adequate to support approval of an LDL-C lowering indication for bempedoic acid”, resolving questions about whether a cardiovascular outcomes trial would be required for approval.

•

On June 27, 2017, Merck announced that anacetrapib (CETP inhibitor) met its primary end point in the REVEAL outcomes study, with modest CV risk reduction. In October 2017, Merck announced that it will not submit applications for regulatory approval for anacetrapib, effectively terminating its development.

•

On August 27, 2017, Novartis announced that the Phase III CANTOS study demonstrated that targeting inflammation with canakinumab reduces cardiovascular risk. This study provided the first clinical proof-of-concept for inflammation as a modifiable risk factor for cardiovascular disease.

•

On March 10, 2018, Sanofi and Regeneron announced that the ODYSSEY OUTCOMES trial met its primary endpoint, demonstrating that high-risk patients who added Praluent (alirocumab) Injection to maximally-tolerated statins experienced significantly fewer major adverse cardiovascular events compared to those on maximally-tolerated statins alone. No new safety issues were observed.

At the close of 2017, the sales of PCSK9 inhibitors Repatha and Praluent have been limited as a result of access being limited by pricing and payors.

Regulatory Precedents for Approval in Dyslipidemia Indications

Historical data suggest a linear relationship between LDL‑C and cardiovascular disease, showing that lower LDL‑C levels reduces the risk of mortality and other cardiovascular events (for example, for about every 2mg/dL reduction in LDL-C, an additional 1.2 % reduction in cardiovascular risk reduction is realized). The chart below by the Cholesterol Treatment Trialists’ (CTT) Collaboration provides the foundation for this ‘LDL‑C hypothesis’.

Lowering LDL‑C Decreases Cardiovascular Risk

Elevated LDL‑C lowering is the #1 Modifiable Risk Factor

CV Risk Reduction (MACE)%
LDL-C Reduction (mg/dL)
0
5
10
15
20
25
30
35
40
45
50
0
10
20
30
40
50
60
70
JUPITER
hsCRP
AFCAPS
ASCOT-LLA
HHS
TG
WOSCOPS
4S
HPS
LIPID
CARE
TNT
CANTOS
hsCRP
Repatha
SPARCL
PROSPER
PROVE-IT
*A-Z
*IDEAL
ALLHAT
IMPROVE-IT

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

In the broader populations, such as HeFH and ASCVD, the FDA recently approved PCSK9 inhibitors based on LDL‑C as the surrogate endpoint and did not require the completion of cardiovascular outcomes trial in these high‑risk dyslipidemia patients. The FDA approved Praluent and Repatha based on LDL‑C reduction as an adjunct to maximally tolerated statin therapy (and diet), but did not approve these drugs for monotherapy or primary prevention patients, noting that such approval may be premature in the absence of cardiovascular outcomes data.

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

hsCRP Biomarker of Interest

Inflammation plays a significant role in the propagation of atherosclerosis and susceptibility to cardiovascular events. Of the wide array of inflammatory biomarkers that have been studied, hsCRP (or CRP) has received the most attention for its use in risk reclassification of cardiovascular disease. Recently, at the 2015 European Society for Cardiology meeting, Merck presented a post‑hoc analysis of the IMPROVE‑IT trial which confirmed the importance of lowering both LDL‑C and hsCRP levels to below 70 mg/dL and 2 mg/L, respectively, with a 27% relative risk reduction in cardiovascular events occurring in patients that were able to attain these target levels compared to those patients who achieved neither of these target levels. In 2017, in its CANTOS trial, Novartis’ canakinumab demonstrated an outcomes benefit for mortality and other modifiable risk factors for CV disease by lowering hsCRP (median hsCRP reduction of 37% led to a 15% reduction in cardiovascular related MACE) without affecting LDL-C. These findings support the potential for novel non‑statin therapies that can demonstrate clinical efficacy in both LDL‑C and hsCRP reduction. Gemcabene’s ability to substantially lower hsCRP in conjunction with LDL‑C may offer further benefit to the cardiovascular health of patients.

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

Our Target Indications

We believe that oral, once‑daily gemcabene as an add‑on to statin and other existing therapies is differentiated by the ability to lower multiple risk factors (LDL‑C, hsCRP and triglycerides) and, if approved, presents a significant opportunity across multiple indications in dyslipidemia and NASH. These indications span from HoFH to more prevalent conditions, such as HeFH, SHTG, NASH, and, in the future, ASCVD in which therapies are required to reduce elevated levels of LDL‑C, triglycerides, inflammation or any combination thereof. Our target indications are summarized below with a total of approximately 14 million addressable dyslipidemia patients in the United States who could be treated with gemcabene, and another six million patients with NASH in the U.S.

Patient Related Large Markets for Dyslipidemia and NASH

Homozygous Familial Hypercholesterolemia (FH)

There are two types of FH patients, Homozygous FH (HoFH) and Heterozygous (HeFH), generally related to either two or one genetic defects in the LDL-C receptor pathway, respectively. HoFH is a rare genetic disease that is usually caused by mutation in both alleles of the LDL receptor gene responsible for removing LDL from the blood. As a result of having defective or deficient LDL receptor function, HoFH patients exhibit severely high LDL-C levels, are at very high risk of experiencing premature cardiovascular events, such as a heart attack or stroke, and develop premature and progressive atherosclerosis. LDL‑C levels in HoFH patients are often in the range of 500 mg/dL to 1,000 mg/dL, compared to a normal target range of 70 mg/dL to 100 mg/dL. Unless treated, most patients with HoFH do not survive adulthood beyond 30 years of age. There are approximately 300 to 2,000 HoFH patients in the United States and 6,000 to 45,000 patients in the rest of the world based on an estimated prevalence rate of one in 160,000 to one in one million.

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

The HeFH patient population is generally comprised of individuals who have one defective gene that leads to elevated LDL-C levels at or above 190 mg/dL. These patients are prone to premature cardiovascular events. The incidence of patients with HeFH is estimated to be approximately one in 200 and one in 500, and, accordingly, we estimate there are approximately 0.5 to 1.5 million patients with HeFH in the United States and 15 to 30 million in the rest of the world.

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

Non-alcoholic Steatohepatitis (NASH)

NAFLD (“fatty liver” where patients have fat in their liver, but no inflammation or liver damage) affects 10-30% of Americans. NASH is a severe form of fatty liver disease with the presence of hepatocyte ballooning, inflammation and fibrosis in the organ. In the United States, NASH affects up to approximately 2-5% of the population roughly at 6 million adult NASH patients and 2 million pediatric NASH patients. The underlying cause of NASH is unclear, but it most often occurs in persons who are middle-aged and overweight or obese. Many patients with NASH have elevated serum lipids, diabetes or pre-diabetes. Progression of NAFLD/NASH can lead to liver fibrosis, cirrhosis, hepatocellular carcinoma, liver failure and liver-related death. Liver transplantation is currently the only treatment for advanced cirrhosis with liver failure.

Our first two trials for this indication are focused evaluating the potential effects of gemcabene on NAFLD/NASH in (i) a specialty-adult population in patients with Familial Partial Lipodystrophy (FPL) and (ii) the pediatric NAFLD/NASH population.

FPL is a rare genetic disorder and orphan disease characterized by an abnormal distribution of fatty (adipose) tissue. As the body is unable to store fat correctly, a buildup can occur around all vital organs and in the blood (hypertriglyceridemia). FPL can also cause an abnormal buildup of fats in the liver (hepatic steatosis), which can result in an enlarged liver (hepatomegaly) and abnormal liver function. FPL can lead to loss of metabolic control and a variety of metabolic abnormalities, including diabetes, cardiovascular disease, hypertriglyceridemia and NASH.

NAFLD/NASH in children is a major public health concern given the recent increase in its prevalence and link to obesity and other metabolic comorbidities. NAFLD has emerged as the leading cause of chronic liver disease in children and adolescents in the United States. A two- to three-fold rise in the rates of obesity in children over the last 20 years is likely responsible for the epidemic of NAFLD. It is estimated that 20% of children between the ages 12 to 19 are obese, and 36% of obese children have NAFLD. NALFD is estimated to affect 7 million children overall in the U.S.; the estimated population prevalence for pediatric NASH is 2 million children.

Pediatric NAFLD and NASH, while similar to the adult diseases, have distinct pathophysiological characteristics in terms of histology, disease progression, and ultimately adverse outcomes at early ages. Steatosis and portal inflammation tend to be more severe in pediatric NAFLD. Children diagnosed with NAFLD often have elevated serum lipids and diabetes or prediabetes and have a 13.6 times greater risk of dying over the next 20 years, than children without NAFLD. Progression of NAFLD and NASH can lead to liver fibrosis, cirrhosis, hepatocellular carcinoma, liver failure and liver-related death. It is estimated that 10- 25% of children with NAFLD progress to NASH and then advanced fibrosis/cirrhosis by their third or fourth decade of life. Liver transplantation is currently the only treatment for advanced cirrhosis with liver failure.

At this time, there are no approved treatments by the FDA for NAFLD/NASH for either adults or children. Based on the current understanding of pathophysiological mechanisms associated with NASH, several compounds are in clinical development, although none have been approved to date. The Clinical Trials website lists many trials for NASH. These compounds target the regulation of dyslipidemia (e.g. acetyl CoA carboxylase inhibitors, bile acid/fatty acid conjugates), inflammation (e.g. combined CCR2/CCRCR5 inhibitor) and/or fibrosis (e.g. 6-ethylchenodeoxycholic acid).

Gemcabene may be effective in treating patients for NASH given its mechanism of action around inflammation and triglycerides, especially for obese and diabetic patients. If approved, we expect gemcabene to be used as an oral combination with statins and other drugs approved for NASH with complementary mechanisms.

Atherosclerotic Cardiovascular Disease (ASCVD)

ASCVD represents patients who have experienced or are at risk of a cardiovascular event and are unable to meet their LDL-C lowering goal of less than 70 mg/dL with maximally tolerated statin therapy. This population also includes many patients who, in addition to not being able to meet their LDL-C lowering goal, often have elevated triglyceride levels and may benefit in reduction of both their elevated LDL-C and TG from gemcabene. We estimate that approximately 10 million patients in the United States and 200 million patients in the rest of the world have a need for additional therapies to effectively and safely bring them closer to their LDL-C and triglyceride lowering goals.

Currently approved treatments for both primary hypercholesterolemia and ASCVD include statins, ezetimibe, bile acid sequestrants, niacin, fibrates and PCSK9 inhibitors. While these drugs have demonstrated efficacy in lipid-lowering in this population, they do not sufficiently address the patients with mixed dyslipidemia who need to lower both LDL-C and triglycerides.

We believe that there is a meaningful number of underserved ASCVD patients who are: (1) unable to reach LDL‑C and triglyceride goals on maximally tolerated statin therapy; (2) require LDL‑C reduction beyond the 6% reduction observed when statin dose is doubled; or (3) unable to tolerate higher doses of statins. However, if our recently launched Phase 2 clinical trial programs in NASH prove successful, we will likely delay the launch of a Phase 3 ASCVD trial in favor of conducting pivotal NASH trials. Nonetheless, if gemcabene is ultimately approved for ASCVD, it may potentially offer patients, especially cardiometabolic patients, a preferred well‑tolerated combination therapy with a statin and/or ezetimibe that is convenient, oral, once‑daily, cost effective, and impacts multiple factors, LDL-C, hsCRP and triglycerides, that all add to the residual cardiovascular risk in these patients.

Our Product Candidate — Gemcabene

Our product candidate, gemcabene, is a novel, once‑daily, oral therapy designed to target known lipid metabolic pathways to lower levels of LDL‑C, hsCRP and triglycerides. Gemcabene shares many of the attributes of statin therapy, including broad therapeutic applications, convenient route of administration and cost‑effective manufacturing process, but does not appear to increase the reporting of myalgia when added to statin therapy. Gemcabene has also shown additive LDL-C lowering in combination with stable low, moderate or high‑intensity statin therapy. We also plan to develop a fixed‑dose combination of gemcabene with atorvastatin to enhance market adoption and maximize the likelihood of commercial success.

We are developing multiple indications for gemcabene, ranging from HoFH, an orphan indication, to more prevalent conditions, such as SHTG, NASH, HeFH, and in the future, ASCVD. During 2017, we read out two late stage dyslipidemia clinical trials for gemcabene: an 8-patient trial for HoFH (COBALT-1) and a 105 patient trial for hypercholesterolemia on high‑intensity statin therapy including HeFH and ASCVD patients (ROYAL-1). In the second quarter of 2018, we expect to read out top-line data from a late stage 90 patient trial for SHTG (INDIGO-1). In addition, we initiated two Phase 2a trials in NASH/NAFLD in early 2018 and expect to report top-line data from these trials in late 2018 and early 2019, respectively.

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
- **Renal elimination**

Potential molecular targets in the liver (ApoC-III, ACC)

Clearance Mechanism:

Gemcabene clears VLDL efficiently due to a reduction in ApoC-III followed by rapid uptake by the remnant receptor

Gemcabene, which has been shown to lower plasma ApoB-lipoprotein concentrations in mice and in humans, appears to regulate remnant receptor via SULF2 in the liver, as illustrated in the diagram below:

In addition, we believe gemcabene may result in the reduction of inflammation, inflammatory markers and triglycerides (as a result of reduced apoC‑III production) in the plasma of a patient in an inflammatory state. C‑reactive Protein (CRP) is an inflammatory marker protein. CRP levels increase in response to inflammatory states and are associated with medical conditions such as atherosclerosis and other cardiovascular diseases, arthritis, hypertension, obesity, insulin resistance, and fatty liver disease. CRP expression is regulated by proteins in the nucleus of cells known as nuclear hormone receptors (NHRs). In inflammatory states, cytokines, such as interleukin‑6 (IL‑6) and interleukin (IL1‑β), activate NHRs, such as C/EPB‑β, C/EPB‑δ and nuclear factor kappa B (NF‑κB), and lead them to bind to the CRP promoter and increase CRP mRNA production. Based on preclinical studies, gemcabene may inhibit the interaction of these NHRs on the CRP promoter and therefore reduce CRP mRNA production. Gemcabene has also been shown in preclinical studies to inhibit tissue necrosis factor‑α (TNF‑α) induced expression of the inflammatory cytokine IL‑6 in human coronary artery endothelial cells and in a human hepatoma cell line. Overall, gemcabene may not only decrease the expression of CRP, but may also decrease the expression of the inflammatory cytokine IL‑6 resulting in a reduction of inflammation. Gemcabene has been shown to reduce the level of CRP in human clinical trials, to decrease inflammation in a mouse model of arthritis, in a mouse model of NASH, and to decrease pain in a rat model of thermal hyperalgesia.

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

Clinical Experience

Gemcabene has been assessed in 23 completed Phase 1 and Phase 2 clinical trials. Across these trials, over 1,400 adult subjects have participated, including healthy volunteers and patients with various underlying conditions (see summary table below). Of the subjects, nearly 1,100 have been exposed to at least one dose of gemcabene.

We believe that gemcabene’s efficacy across the clinical and non-clinical trials support our development plan focused on HoFH, SHTG, NASH, HeFH and, in the future, ASCVD patients. In Phase 2 studies, patients treated with gemcabene were observed to have significantly lowered LDL‑C, hsCRP and triglycerides with results from the trials summarized below:

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

•

In a 12-week, open-label, dose-escalation Phase 2 trial (GEM-201, COBALT-1), patients were administered oral gemcabene once daily, with dosage escalating from 300 mg to 600 mg and then 900 mg every 4 weeks, for a total duration of 12 weeks. On various baseline aggressive lipid lowering therapies, the eight FH subjects had a mean baseline LDL-C level of 351 mg/dl prior to add-on gemcabene treatment. Treatment with gemcabene 600 mg, the Company’s target commercial dose, resulted in an LDL-C reduction of approximately 30% for the overall population and approximately 15% and 39% for the HoFH and HeFH subjects, respectively.GEM-201 was designed to assess the LDL-C-lowering efficacy of multiple sequential rising doses of gemcabene in subjects with either genotypic or phenotypic HoFH.

Specifically, all subjects received gemcabene 300 mg QD for 4 weeks, followed by 600 mg QD for 4 weeks, followed by 900 mg QD for 4 weeks. The LDL-C-lowering efficacy of gemcabene was assessed for all subjects as a whole and for subgroups based on LDLr status. In addition, the safety, tolerability, and effects on other lipid and cardiometabolic biomarkers, including hsCRP, were assessed. HoFH was diagnosed by genetic confirmation or a clinical diagnosis based on either (1) a history of an untreated LDL-C concentration > 500 mg/dL (12.92 mmol/L) together with either appearance of xanthoma before 10 years of age, or evidence of heterozygous familial hypercholesterolemia (HeFH) in both parents or, if history was unavailable, (2) LDL-C > 300 mg/dL (7.76 mmol/L) on maximally tolerated lipid lowering drug therapy. Eight adult subjects (3 female and 5 male), with a mean age of 52.8 years and a mean baseline LDL-C of 351.3 mg/dL, received lipid-lowering background therapy included maximum tolerated doses of statin, and/or ezetimibe, evolocumab (a PCSK9 inhibitor), cholestyramine, and fish oil. For the subgroups based on genetically defined LDLr status, 5 subjects were classified as HeFH (defective LDLr status) and 3 subjects were classified as HoFH (LDLr deficient status) according to the completed study genetic evaluation. HoFH subjects with LDLr deficient status had LDLr activity < 2%. All study subjects completed the study. The LS mean percent change from baseline for all subjects was -25.54% (p = 0.0041) on Day 28 for the 300 mg dose level, -29.94% (p = 0.0010) on Day 56 for the 600 mg dose level, and -29.41% (p = 0.0012) on Day 84 for the 900 mg dose level. Secondary efficacy included subgroup analyses for LDL-C according to genetic testing results. The LS mean percent change from baseline in fasting LDL-C was greater in HeFH subjects compared to HoFH subjects for each dose level. The LS mean percent change from baseline in fasting LDL-C in HeFH subjects was -33.97% (p < 0.0001) on Day 28 for the 300 mg dose level, -38.33% (p < 0.0001) on Day 56 for the 600 mg dose level, and -39.22% (p < 0.0001) on Day 84 for the 900 mg dose level. The LS mean percent change from baseline in fasting LDL-C in HoFH subjects was -9.78% on Day 28 for the 300 mg dose level, -14.27% on Day 56 for the 600 mg dose level, and -11.36% on Day 84 for the 900 mg dose level. The LS mean percent change from baseline in fasting LDL-C was not statistically significant at any dose level for the HoFH subgroup.

•

In a 12-week, double-blind, placebo-controlled, Phase 2 trial (GEM-301, ROYAL-1) gemcabene produced a mean percent decrease of 17% in LDL-C (vs 5% for placebo) and a median percent decrease of 40% in hsCRP (vs 6% for placebo). Gemcabene reduced LDL-C by 20% and hsCRP by 53% when added to moderate intensity statin therapy. Greater effects were observed in a cardiometabolic population, patients with mixed dyslipidemia, who have a particularly high atherogenic particle burden.  In the mixed dyslipidemia group of patients, gemcabene 600 mg demonstrated a placebo adjusted LDL-C reduction of 23% (p < 0.05). Consistent with the mechanism of action of gemcabene, patients with mixed dyslipidemia showed greater reductions in LDL-C, non-HDL-C, ApoB, ApoE and TG of 23%, 19%, 26%, 34% and 33%, respectively.

From 23 completed clinical trials with nearly 1,100 subjects, including both healthy volunteers and patients, treated with gemcabene, gemcabene was observed to be well tolerated at single doses up to 1,500 mg and multiple doses up to 900 mg/day. Safety of the subjects in these trials was evaluated by AE monitoring, clinical laboratory assessments, electrocardiograms (ECGs), physical examinations, and vital sign assessments. Across all trials, 10 healthy volunteers or patients reported a treatment‑emergent SAE, none of which were considered by the clinician to be related to gemcabene. No deaths occurred in any of the trials. AEs reported were generally mild to moderate in intensity with the most common events being headache, weakness, nausea, dizziness, upset stomach, infection and abnormal bowel movements. Gemcabene, when compared with placebo, was not associated with an increased incidence of myalgia or liver enzyme elevations, whether as monotherapy or in combination with statin therapy. Elevated levels of liver enzymes, specifically alanine transaminase (ALT) and/or aspartate aminotransferase (AST), were observed in a few patients (0.23% of gemcabene patients compared to 0.26% of placebo patients had ALT or AST levels more than three times the upper limit of normal (ULN)) returning to baseline after cessation of treatment. Small mean increases in serum creatinine and blood urea nitrogen (BUN) have been observed in some trials. The increase was reversible with all creatinine values returning to baseline within approximately two weeks of cessation of gemcabene. No clinically meaningful changes were observed in physical examinations or vital signs, including blood pressure.

In addition, gemcabene demonstrated promising clinical pharmacology attributes across 14 completed Phase 1 trials in healthy subjects, such as once‑daily dosing, no meaningful drug‑drug interactions with high‑intensity statins and no observed food effect. Gemcabene can be taken with or without food. Gemcabene was observed to: (1) be rapidly absorbed following oral administration with time of maximum concentration within two hours and (2) reach maximum plasma concentration (Cmax) and area under the curve over 24 hours (AUC 0‑24) that were dose proportional following both single‑ and multiple‑dose administration. Steady state concentrations were achieved within six days of repeated dose administration. Average half‑life ranged from 32 to 41 hours. Gemcabene’s primary route of elimination was renal. In addition, no significant drug‑drug interactions were observed with digoxin, a cardiovascular drug for the treatment of atrial fibrillation, atorvastatin and simvastatin, both agents used as background therapy in patients with HoFH, HeFH and ASCVD. Patients with SHTG and NASH often have statin therapy prescribed as well. There were no observed clinically relevant effects on QTc, a measure of cardiac rhythm, and no observed clinically relevant effect on blood pressure. Renal clearance was slightly decreased and was associated with a slight increase in serum creatinine.

Based on the results of these trials, we believe gemcabene has the potential to have a differentiated profile as an oral once‑daily, well tolerated adjunct therapy with promising evidence of efficacy in lowering of LDL‑C, hsCRP and triglycerides in patients with dyslipidemia and NASH.

Gemcabene Phase 2 Completed Clinical Trials

Gemcabene has been evaluated in nine Phase 2 trials across a diverse patient population. These trials explored safety, tolerability and efficacy and multiple doses of gemcabene as monotherapy and in combination with low‑, moderate‑ and high‑intensity statins. The table below summarizes our completed Phase 2 clinical trials.

Summary of Phase 2 Completed Clinical Trials with Gemcabene

Trial Number	Patient / Indication	Trial Objectives	Doses	# Patients	Duration	Key Lipid and Other Endpoints
1027-004	Low HDL‑C and normal or elevated TG (including SHTG)	Double‑blind, placebo‑controlled, randomized trial to determine the efficacy and safety of gemcabene in subjects with low HDL‑C and either normal or elevated triglycerides	150, 300, 600, 900 mg	GEM=129 placebo=32	12 weeks	HDL‑C, TG, LDL‑C, hsCRP, apoB, Total cholesterol
1027‑012	Hypertension	Double‑blind, placebo‑controlled, randomized trial to determine the effect of gemcabene compared to quinapril	900 mg (with quinapril 20 mg)	GEM=43 quinapril=18 placebo=41	12 weeks	Systolic BP, Diastolic BP
1027‑014	Healthy Obese Non‑diabetic	Double‑blind, placebo‑controlled, randomized trial to determine the effect of gemcabene on insulin sensitivity	900 mg	GEM=26 placebo=27	4 weeks	Insulin sensitivity
1027‑015	Hypertension	Double‑blind, placebo‑controlled, randomized trial to determine the effect of gemcabene on blood pressure	900 mg	GEM=23	4 weeks	Systolic BP, Diastolic BP
1027-018	Hypercholesterolemia (not at goal on stable statin)	Double‑blind, placebo‑controlled, randomized trial to determine the efficacy and safety of gemcabene on stable statin therapy	300, 900 mg (with various low, moderate and high intensity statins)	GEM=42 placebo=24	8 weeks	LDL‑C, hsCRP, apoB, TG, HDL‑C, VLDL, Total cholesterol
A4141001	Hypercholesterolemia	Double‑blind, placebo‑controlled, randomized trial to determine the efficacy and safety of gemcabene as monotherapy or in combination with atorvastatin (after statin washout)	300, 600, 900 mg (with 10, 40, 80 mg atorvastatin)	GEM=208 atorvastatin=52 placebo=17	8 weeks	LDL‑C, hsCRP, apoB, TG, HDL‑C, Total cholesterol
A4141004	Osteoarthritis	Double blind, placebo controlled, randomized trial to determine the efficacy and safety of gemcabene in patients with osteoarthritis of the knee	150, 450, 900 mg (with rofecoxib 25 mg)	GEM=242 rofecoxib=79 placebo=83	4 weeks	Pain assessment, CGIC, PGIC, SODA
GEM-201 (COBALT-1)	HoFH	Open-label, dose-finding study assessed the efficacy, safety, and tolerability of gemcabene in patients with HoFH on stable, lipid-lowering therapy	300, 600, 900 mg	GEM=8	12 weeks	LDL‑C, hsCRP, apoB, TG, HDL‑C, VLDL, Total cholesterol
GEM-301 (ROYAL-1)	Hypercholesterolemia on High-and Moderate-Internsity Statins	Double blind, placebo controlled, randomized trial to determine safety and efficacy of gemcabene on background high- and moderate-intensity statin therapy.	600 mg	GEM=53 Placebo=52	12 weeks	LDL‑C, hsCRP, apoB, TG, HDL‑C, VLDL, Total cholesterol

SODA=Sequential occupational dexterity assessment, PGIC=Patients global impression of change, CGIC=Clinical global impression of change, GEM=gemcabene; TG=triglycerides.

Gemcabene Phase 2 Trial in Patients with HoFH (COBALT-1)

This Phase 2 open-label, dose-finding study assessed the efficacy, safety, and tolerability of gemcabene in patients with HoFH on stable, lipid-lowering therapy. COBALT-1 was a 12-week, dose-escalation trial with n=8 patients with a diagnosis of HoFH by genetic confirmation (including heterozygosity) or a clinical diagnosis based on either: (1) A history of an untreated LDL-C concentration >500 mg/dL (12.92 mmol/L) together with either appearance of xanthoma before 10 years of age, or evidence of heterozygous familial hypercholesterolemia in both parents; or (2) If history is unavailable, LDL-C >300 mg/dL (7.76 mmol/L) on maximally tolerated lipid-lowering drug therapy. Successive escalating doses of 300mg, 600mg, 900mg gemcabene were given every four weeks.

Efficacy:  Patients were administered oral gemcabene once daily, with dosage escalating from 300 mg to 600 mg and then 900 mg every 4 weeks, for a total duration of 12 weeks. On various baseline aggressive lipid lowering therapies, the eight FH subjects had a mean baseline LDL-C level of 351 mg/dl prior to add-on gemcabene treatment. Treatment with gemcabene 600 mg, the Company’s target commercial dose, resulted in an absolute reduction of 93 mg/dL for the overall population and 92 mg/dL and 94 mg/dL for the HoFH and HeFH subjects, respectively. The results for the primary endpoint of mean percent change in LDL-C from baseline at each dose and related time point are presented below.

As shown the table below, gemcabene impacted multiple secondary endpoints, showing reductions from baseline in total cholesterol (TC), triglycerides (TG), non-HDL, apoB, apoE, high sensitivity C-Reaction Protein (hsCRP), and other relevant biomarkers. Importantly, gemcabene 600 mg showed a 33% reduction in hsCRP.

Safety:Safety was assessed by adverse event (AE) monitoring, clinical laboratory assessments, electrocardiograms, physical examinations and vital signs.  AEs were mild to moderate in intensity across all doses of gemcabene and consistent with previously reported AEs. The majority of AEs were gastrointestinal.  There were no serious AEs or withdrawals due to AEs in the COBALT-1 study. There was no evidence of hepatic or muscle injury in the study.

Gemcabene Phase 2 Trial in Patients with Hypercholesterolemia on High- and Moderate- Intensity Statin Therapy

ROYAL-1 was designed to largely address the safety of gemcabene in patients on the highest doses of statins. In patients with hypercholesterolemia, despite being on MI and HI statins, gemcabene produced significant reductions in both atherogenic and inflammatory markers without evidence of increased muscle or liver toxicities. A total of 105 hypercholesterolemic patients, including ASCVD or HeFH, were randomized 1:1 to either gemcabene 600 mg or placebo with 50 (24 gemcabene 600 mg; 26 placebo) patients on baseline high-intensity (HI) statins (atorvastatin 40 mg or 80 mg QD; or rosuvastatin 20 mg or 40 mg QD) and 55 (29 gemcabene 600 mg; 26 placebo) patients on baseline moderate-intensity (MI) statins (atorvastatin 10 mg or 20 mg QD; rosuvastatin 5 mg or 10 mg QD; or simvastatin 20 or 40 mg QD). Baseline LDL-C was 127 mg/dL and 134 mg/dL in the MI statin and HI statin stratum, respectively. The double-blind treatment phase of the trial was 12 weeks.

Efficacy:  Top-line data for ROYAL-1 showed gemcabene produced a mean percent decrease of 17% in LDL-C (vs 5% for placebo) and a median percent decrease of 40% in hsCRP (vs 6% for placebo). Gemcabene reduced LDL-C by 20% and hsCRP by 53% when added to moderate intensity statin therapy. Greater effects were observed in a cardiometabolic population, patients with mixed dyslipidemia, who have a particularly high atherogenic particle burden.  In the mixed dyslipidemia group of patients, gemcabene 600 mg demonstrated a placebo adjusted LDL-C reduction of 23% (p < 0.05). Consistent with the mechanism of action of gemcabene, patients with mixed dyslipidemia showed greater reductions in LDL-C, non-HDL-C, ApoB, ApoE and TG of 23%, 19%, 26%, 34% and 33%, respectively.

Safety:Overall, gemcabene was well tolerated with a profile consistent with earlier studies. There were no SAEs and no deaths reported in the study. 33 of 54 patients (61.1%) in the gemcabene group and 24 of 51 patients (47.1%) in the placebo group who reported at least one AE during the study. The most prevalent AEs were those associated with infections. Reported AEs were similar for the MI and HI statin stratums. There was no difference in myalgias between placebo and gemcabene groups. There were no transaminase elevations > 3 x ULN and no clinically significant CK elevations.

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

Hepatic Lipids in Male Sprague-Dawley Rats Treated with Gemfibrozil or Gemcabene

15
10
5
0
Hepatic Triglyceride
(µg/mg protein) ± SEM
Control , n=8
CI-719 (Gemfibrozil), n=8
PD72953 (Gemcabene), n=8
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

STAM Model Fibrosis (Sirius Red-Positive Area)

Additionally, hepatic gene expression and plasma markers indicative of inflammation (e.g., CRP and CCR2/CCR5), and lipid modulation (e.g., ApoC-III and ACC1) were significantly reduced as were other markers, as displayed in the table below. Gemcabene demonstrated proof of concept on NAS score and fibrosis, supporting further development in the clinic.

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

We initiated three late stage clinical trials in dyslipidemia in 2016, and we initiated two Phase 2a trials in NASH/NAFLD in late 2017 and early 2018. With the completion of the COBALT and ROYAL trials last year, we are preparing for our EOP2 meeting with the FDA to discuss the design and scope of the Phase 3 registration trials and long‑term safety exposure needed for registration. These long-terms exposure trials will require that the FDA lift its partial clinical hold on gemcabene, which would occur as soon as the agency reviews our report on the 2-year rodent carcinogenicity study for which the in-life portion was completed this past October. We would expect to launch our first Phase 3 registration trial in 2018 for a targeted indication. The development programs for our targeted indications are described below. The in‑vitro drug transport studies have been completed in accordance with FDA guidelines, and we expect to conduct a few additional clinical pharmacology Phase 1 trials to support registration.

Homozygous Familial Hypercholesterolemia (HoFH): COBALT Program

The clinical development program for HoFH patients is expected to include the 25 completed and ongoing Phase 1 and Phase 2 trials.  Additionally, we anticipate a limited clinical trial program to support HoFH registration.  It is anticipated that the program will consist of the following:  1) GEM-202, is a 12-week double-blind, placebo‑controlled study in HoFH subjects older than 12; 2) GEM-205 is an open-label study in subjects on background LDL apheresis to assess PK and PD; and 3) GEM-204, an open-label extension study to GEM-202 and GEM-205.

After EOP2 discussions with the FDA and other regulatory agencies we will be able to better define the Phase 3 registration trials and long-term safety exposure needed for registration

Hypercholesterolemia, HeFH and ASCVD: ROYAL Program

The clinical development program for adult patients with hypercholesterolemia (including HeFH, ASCVD, ASCVD with mixed dyslipidemia and statin-intolerant patients) with elevated LDL‑C levels while on maximally tolerated high‑intensity statin therapy is expected to include the 25 completed and ongoing Phase 1 and Phase 2 clinical studies followed by Phase 3 registration trials. Current precedent for this high-risk population of patients is that reductions in LDL-C is an acceptable surrogate for registration.

After EOP2 discussions with the FDA and other regulatory agencies, we believe we will be able to better define the Phase 3 registration trials and long‑term safety exposure needed for registration.

SHTG: INDIGO Program

The clinical development program for adult patients with SHTG with elevated triglyceride levels is expected to include the 25 completed and ongoing Phase 1 and Phase 2 clinical studies, including GEM‑401 (INDIGO-1), followed by Phase 3 registration trials.

INDIGO-1 is a 12 week, multicenter, double-blind, placebo-controlled, randomized trial in patients with severe hypertriglyceridemia (SHTG) (TG≥500mg/dL) with or without statin therapy. The study has completed enrollment of 90 subjects into one of three arms, gemcabene 300 mg, gemcabene 600 mg and placebo. The primary endpoint will be TG lowering from baseline after 12 weeks. Other endpoints will include LDL‑C, hsCRP, apoB, non HDL‑C, VLDL and total cholesterol. Safety of these patients will be assessed by AE monitoring, clinical laboratory assessments, ECGs, physical examinations and vital sign assessments. We announced that enrollment completed in January 2018 and top-line data is expected in the second quarter of 2018.

After completion of the Phase 2 trial and after EOP2 discussions with the FDA and other regulatory agencies, we believe we will be able to better define the Phase 3 registration trials and long‑term safety exposure needed for registration.

NASH/NAFLD Program

The clinical development program NASH/NAFLD patients is expected to include the 25 completed and ongoing Phase 1 and Phase 2 trials.  In addition, there are two ongoing proof-of concept Phase 2a studies to evaluate gemcabene in NASH/NAFLD subjects and these studies are described below.

Pediatric NAFLD: Phase 2a Clinical Trial

In January 2018, the Company announced that it had initiated a Phase 2a proof-of-concept clinical trial investigating gemcabene as a treatment for pediatric NAFLD.  The open label trial is expected to enroll approximately 40 adolescent children between the ages of 12 and 17 who are diagnosed with NAFLD and abnormal liver function as assessed by liver transaminases.  Patients will receive gemcabene at a dose of 300 mg once daily.  The primary endpoint is a measure of the change in serum alanine transaminase, an enzyme that serves as a biomarker of liver function, from baseline to 12 weeks.  Secondary endpoints include change in hepatic steatosis as measured by non-invasive magnetic resonance imaging – proton density fat fraction (MRI-PDFF), change in liver inflammation and fibrosis score by non-invasive MRI liver multiscan, change in AST, insulin sensitivity, serum lipids (including triglycerides), apolipoproteins, and inflammatory markers (including hsCRP) as well as safety and tolerability.  Top line results from the pediatric NAFLD trial are expected in early 2019.

Adult NASH in Familial Partial Lipodystrophy (FPL): Phase 2a Clinical Trial

In December 2017, the Company announced that it had initiated a Phase 2a study to assess the efficacy and safety of two dosing regimens of gemcabene in FPL patients with elevated triglycerides and NAFLD.  The primary objective of this Phase 2a study is to assess the efficacy and safety of two dosing regimens of gemcabene in up to eight FPL patients with elevated triglycerides and NAFLD.  Patients will be randomized to two treatment groups, to receive either gemcabene 300 mg once daily for 24 weeks or gemcabene 300 mg once daily for 12 weeks immediately followed by gemcabene 600 mg once daily for an additional 12 weeks. The trial’s primary endpoint is the reduction in triglycerides after 12 weeks of treatment.  Secondary endpoints will include measures of liver fat (MRI-PDFF) and NAS (histology) at 24 weeks. Patients who are considered responders (i.e., defined as triglycerides lowering > 30% at Week 12) will be offered the opportunity for long-term therapy with gemcabene in a separate open-label extension study.  We anticipate top line results from the trial in the second half of 2018.

After completion of the Phase 2a trials, the company expects to discuss the data with the FDA and other regulatory agencies.  After these meetings, the company will better be able to define the clinical development pathway in NASH/NAFLD.

Additional Studies and Trials

Studies in Response to Partial Clinical Hold for Compounds in PPAR Class

Peroxisome proliferation‑activated receptor (PPAR) agonists are natural ligands or drugs which bind to PPARs and turn on or off PPAR responsive genes in the cell nucleus. PPARs comprises three subtypes, PPARα, PPARγ and PPARβ (also referred to as PPARδ). When the PPARs are activated by natural or pharmaceutical molecules, those molecules can regulate (turn‑off or turn‑on) the transcription (making messenger RNA) of genes that regulate the storage and mobilization of lipids (fats), glucose metabolism, and inflammatory responses. PPARα and PPARγ are the molecular targets of a number of marketed drugs to treat metabolic syndrome including lowering triglycerides and cholesterol such as fibrate drugs and to treat diabetes mellitus and insulin resistance such as thiazolidinedione drugs.

Beginning in 2004, the FDA began issuing partial clinical holds to all sponsors of PPARs or agents deemed to have PPAR‑like properties from preclinical studies. The FDA takes the position that preclinical data suggest PPAR agonists are carcinogenic in rodents. In 2004, the FDA determined that gemcabene was a PPAR agonist and issued a partial clinical hold. Our current IND is subject to the same partial clinical hold. The partial clinical hold permits clinical trials of up to six months for gemcabene and also requires us to conduct two‑year rat and mouse carcinogenicity studies before conducting clinical trials of longer than six months. Our two‑year rat and mouse carcinogenicity studies are underway and the in-life portion of the studies were completed in Q4 2017. Thereafter, multiple tissues samples will be analyzed to complete draft audited data reports. These reports are expected to be completed in the second quarter of 2018 for submission to the FDA for review.

We believe the apparent PPARα effects observed in rodents (such as peroxisome proliferation and elevation of liver weight) are likely rodent‑specific phenomena. Based on historical nonclinical and clinical experience on these type of compounds, we believe rodents share little apparent relevance for human risk assessment. In a recently completed PPAR agonist receptor binding assays we observed essentially no gemcabene direct binding to the mouse, rat, or human PPARα, PPARβ, or PPARγ receptors, whereas reference agents for each of the receptors showed the expected binding, including marketed PPARα agents, such as fibrates, including gemfibrozil. We believe the PPARα responses in rats and mice are secondary and perhaps related to the mobilization or formation of a naturally occurring molecule that binds to PPARα in response to gemcabene administration.

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

Sales and Marketing

Given our current stage of development, we have not yet established a commercial organization or distribution capabilities, nor have we entered into any partnership or co‑promotion arrangements with an established pharmaceutical company. To develop the appropriate commercial infrastructure to launch gemcabene in the United States, if approved, for the narrower indications of HoFH, we may build out a specialty sales force to reach a concentrated number of approximately 50 lipid centers and 500 lipidologists across the country. This would require additional financial and managerial resources. We may co-promote the SHTG indication with a partner or use a contract sales force along with our internal sales force and distributor(s). We may engage in partnering discussions with third parties from time to time. As we further develop and seek approval as well as launch commercial sales of gemcabene outside of the United States or for broader patient populations in the United States, including patients with NASH, HeFH, and ASCVD, we may establish partnerships with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related costs and our available resources.

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

We agreed to make milestone payments totaling up to $37 million upon the achievement of certain milestones, including the first regulatory submission in any country, regulatory approval in each of the United States, Europe and Japan, the first anniversary of the first regulatory approval in any country, and upon achieving certain aggregate sales levels of gemcabene or any product containing gemcabene. Future milestone payments under the Pfizer Agreement, if any, are not expected to begin before at least late 2019 and extend over a number of subsequent years.

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

Intellectual Property

Our patent estate includes patents and/or patent applications to forms of gemcabene, methods of using gemcabene, and methods of manufacturing gemcabene. The patent estate includes patents licensed from Pfizer and additional patents and applications that have been filed subsequent to obtaining the license that are entirely owned by Gemphire. Charles Bisgaier, a co-founder of Gemphire, is an inventor on thirteen of the pending fifteen patent families. As of February 26, 2018, Gemphire’s patent estate, including patents we own or license from third parties, on a worldwide basis, included five issued U.S. patents, sixteen pending U.S. patent applications, 41 issued patents in foreign jurisdictions including Canada, France, Germany, Great Britain, Ireland, Italy, Mexico and Spain and 29 pending patent applications in foreign jurisdictions including Australia, Canada, China, Europe, Hong Kong, Japan and Mexico. Of our worldwide patents and pending applications, all relate to our product candidate gemcabene.

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

U.S. Patent Number 8,557,835, which was also in‑licensed from Pfizer, includes claims directed to pharmaceutical compositions comprised of combinations of gemcabene with statins and methods of using a combination of gemcabene on top of a statin in a patient that does not reach sufficient LL-C lowering on a statin alone, for treating several conditions including hyperlipidemia. This patent is expected to expire in 2021, absent any extension. Related foreign patents, which have issued in jurisdictions including Mexico, and Singapore are expected to expire in 2018, absent any adjustments or extensions.

U.S. Patent No. 8,846,761, which is owned by Gemphire, includes claims directed to methods of reducing risk of pancreatitis for patients with TG≥ 500 mg/dL with gemcabene treatment. This patent is expected to expire in 2032, absent any extension. Foreign patents have issued in Australia, Japan, Mexico and Europe. The European patent was validated into 21 European countries. Foreign counterpart patent applications are pending in Australia, Canada, China, Europe, Hong Kong and Mexico, and any patents issuing from such applications are expected to expire in 2031, absent any adjustments or extensions.

U.S. patent application number 14/370,722, which we own, is directed to methods of decreasing a patient’s risk for developing coronary heart disease or preventing, delaying or reducing the severity of a secondary cardiovascular event by administering gemcabene with a statin. This application is granted in Australia and related patent applications are pending in foreign jurisdictions including Canada, China, Europe, Japan and Mexico. Any patent that may issue in this family, absent any patent term adjustment or extension, is expected to expire in 2033.

In 2015-2017, we filed, filed U.S. patent application number 14/942,765 and 14 foreign non‑provisional patent applications on methods of large scale manufacturing for making dicarboxyalkyl ethers. Any patent issuing from this patent family is expected to expire in 2035. In addition, in 2017, we filed U.S. provisional patent applications of which 62/477,831, 62/578,782, 62/467,407, 62/486,822, 62,486,728, 62/569,358, 62/584,576, 62/505,085, 62/560,540, 62/560,888 and in 2018 we filed 62/624,564, all of which are pending.  In 2017, we also filed two PCT applications one for methods of treating mixed dyslipidemia using gemcabene in combination with statins and treatment of NASH using gemcabene as a monotherapy (PCT/US2016/060837), and the other relating to fixed dose combinations and modified release formulations of gemcabene and statins (PCT/US2016/060849) which will be nationized. Two U.S. Patent Applications were filed as continuations of PCT/US2016/060837 and one as a divisional. U.S. Patent Application Number 15/416,911, now U.S. 9,849,104, is directed to methods of treating NASH by administering gemcabene as a monotherapy, U.S. Patent Application Number 15/424,620, is directed methods for treating Mixed Dyslipidemia by administering gemcabene and a statin, and divisional U.S. Patent Application Number 15/814,118 directed to other aspects of NASH. Any patent that may issue in either of these two families, absent any patent term adjustment or extension, is expected to expire in 2037.

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

There are multiple product candidates in late stage development for HoFH, HeFH and ASCVD. Regeneron’s evinacumab (completed Phase 2) is in development for the treatment of HoFH. For hypercholesterolemia, including HeFH and ASCVD, drugs in development include oral CETPi, Merck’s anacetrapib (recently discontinued Phase 3), Eli Lilly and Company’s evacetrapib (recently discontinued Phase 3), and Amgen/Dezima’s TA‑8995 (Phase 2), current Esperion’s oral product, Bempedoic Acid (Phase 3), The Medicines Company/Alnylam Pharmaceuticals, Inc.’s

(Alnylam) injectable PCSK9 inhibitor, ALN‑PCSsc (completed Phase 2), Eli Lilly’s injectable PCSK9 inhibitor, LY3015014 (Phase 2), and Pfizer’s injectable PCSK9 inhibitor bococizumab (recently discontinued Phase 3).

The market for LDL lowering therapy is both large and competitive, and the diagram below depicts the opportunity for gemcabene in 2nd line oral therapy, especially with discontinuation of competing oral CETPi and injectable PCSK9 inhibitor.

Competitive LDL‑C Lowering Landscape

1st Line Oral Standard of Care
Statins (Lipitor & Crestor): LDL-C =-37 to -55% hsCRP=-35 to -41% TG=-10 to -52%
(Doubling statin dose adds 4%-6% efficacy with increased toxicities)
2nd Line Oral Approved Drugs (and Product Candidates in Development)
Ezetimibe (Zetia): LDL-C=-12 to -25% hsCRP=N/A TG=-5 to -9%
Gemcabene: LDL-C=-17 to -40% hsCRP=-26 to -54% TG=-39 to -60%
ETC-1002: LDL-C=-13% to -30% hsCRP=-30% TG=N/E
Juxtapid: LDL-C=-40% hsCRP=↑ TG=-45% Box Warning/HoFH
MGL-3196: LDL-C=-19% hsCRP=N/A TG=-25% to -60%
3rd Line Injectables (PCSK9s and Antisense)
Praluent: LDL-C=-43 to -58% hsCRP=N/E TG=-10 to -17%
Kynamro: LDL-C=-25% hsCRP=-40% TG=-18% Box Warning/HoFH
Repatha: LDL-C=-22 to -64% hsCRP=N/A TG=-15 to -20%
Inclisiran LDL-C=-64% hsCRP=-N/A TG=N/A
0
100
200
300
400
500
600
700
800
900
1000
LDL-C mg/dl
N/E = No Effect
N/A = Not Available

**Remaining two CETPi's in development (Anacetrapib and TA-8995) have discontinued their programs*

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

Once the IND is submitted, the sponsor must wait 30 calendar days before initiating any clinical trials. During this time, FDA has an opportunity to review the IND for safety to assure that research subjects will not be subjected to unreasonable risk., unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.

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

Special Protocol Assessment

A company may reach an agreement with the FDA under the Special Protocol Assessment (SPA) process as to the required design and size of clinical trials intended to form the primary basis of an efficacy claim and adequately addresses scientific and regulatory requirements indicating concurrence by FDA with the adequacy and acceptability to support the ability of a future submitted application to meet regulatory requirements for approval. Under the FDC Act and FDA guidance implementing the statutory requirement, an SPA is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the clinical trial begins, public health concerns emerge that were unrecognized at the time of the protocol assessment, the sponsor and FDA agree to the change in writing, or if the clinical trial sponsor fails to follow the protocol that was agreed upon with the FDA.

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

Regulatory Exclusivity in China

China has a six year regulatory exclusivity period for new chemical entities, such as gemcabene, which begins at the date of market approval.

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

Employees

As of March 1, 2018, we had eighteen employees, all of whom are full‑time, four of whom hold Ph.D. or M.D. degrees, eleven of whom were engaged in research and development activities and seven of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We reported top line data from our 8 patient trial for HoFH (COBALT-1) in the second quarter of 2017 and top line data from our 105 patient trial for hypercholesterolemia on high‑intensity statin therapy including HeFH and ASCVD patients (ROYAL-1) in the third quarter of 2017, and we expect to report top line data from our 90 patient trial in SHTG patients (INDIGO-1) in the second quarter of 2018. We initiated a Proof-of-Concept clinical trial in the fourth quarter of 2017 to study gemcabene in NASH with top line data expected in the second half of 2018.

If we are successful in the clinical development of gemcabene for our targeted indications, we plan to eventually seek regulatory approvals of gemcabene initially in the United States, Canada and Europe, and we may seek approvals in other geographies. Before obtaining regulatory approvals for the commercial sale of any product candidate for any target indication, we must demonstrate with substantial evidence gathered in preclinical studies and adequate and well‑controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication. We cannot assure you that the FDA or non‑U.S. regulatory authorities would consider our planned clinical trials to be sufficient to serve as the basis for approval of gemcabene for any indication. The FDA and non‑U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that gemcabene is safe and effective. If we are required to conduct clinical trials of gemcabene in addition to those we have planned prior to approval, such as a cardiovascular outcomes trial, we will need substantial additional funds, and we cannot assure you that the results of any such outcomes trial or other clinical trials will be sufficient for approval.

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

We or our future collaborators may not be able to initiate or continue clinical trials for gemcabene or any future product candidate if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. Orphan indications, in particular, have small populations, and it may be difficult for us to locate and enroll sufficient patients in trials for orphan‑designated indications. Patient enrollment can be affected by many factors, including:

•	severity of the disease under investigation;

•	availability and efficacy of medications already approved for the disease under investigation;

•	eligibility criteria for the trial in question;

•	competition for eligible patients with other companies conducting clinical trials for product candidates seeking to treat the same indication or patient population;

•	our payments for conducting clinical trials;

•	perceived risks and benefits of the product candidate under study;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment;

•	proximity and availability of clinical trial sites for prospective patients; and

•	events that impact our clinical trial sites

Two Phase 2a clinical trials of gemcabene commenced in late 2017 or early 2018 and may take up to 12 months to enroll; however, we cannot assure you that our timing and enrollment assumptions are correct given the above factors. Our inability to enroll a sufficient number of patients for our clinical trials or retain sufficient enrollment through the completion of our trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and cause our stock price to decline.

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

We are initially pursuing development of gemcabene for the treatment of patients with FH, SHTG, NASH/NAFLD and, potentially, ASCVD. Expanding our development and commercialization of gemcabene or any future product candidate in these or other broader patient populations would be more costly and take longer to complete and would be subject to development and commercialization risks that may not be applicable to orphan indications such as HoFH or FPL.

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

Since inception, we have incurred only operating losses. Our net losses were $33.4 million, $14.6 million and $9.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $60.5 million. We have financed our operations primarily through the issuance and sale of common stock and warrants in public offerings and a private placement, proceeds from our term loan facility with Silicon Valley Bank (SVB) and, prior to our IPO, the issuance of preferred stock and convertible notes in private placements. We have devoted substantially all of our financial resources and efforts on research and development, including clinical development of gemcabene. We expect that it will be a number of years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increased operating losses for the foreseeable future.

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

On July 24, 2017, we entered into a Loan and Security Agreement (the Loan Agreement) with SVB. The Loan Agreement established a term loan facility in the aggregate principal amount of up to $15.0 million (the Term Loan) to be funded in several tranches. We drew $10.0 million under the Loan Agreement on July 24, 2017. Conditioned on the occurrence of both a positive clinical trial event and a pre-clinical event, an additional tranche of $5.0 million may be available to be drawn by us through July 31, 2018, unless a default occurs before such date. “Positive clinical trial event” means the receipt by SVB of a written electronic communication from a member of our board of directors (i) stating that the board of directors has determined that the results from either (a) our ROYAL-1 clinical trial or (b) our INDIGO-1 clinical trial are sufficient to support the development plan for submission of a new drug application with FDA and continued development of gemcabene and (ii) attaching a copy of the press release announcing the foregoing. On November 10, 2017, we provided SVB evidence of a positive clinical trial event. “Pre-clinical event” means the receipt by SVB of a written electronic communication from our chief executive officer or chief financial officer, together with supporting documentation from the FDA, that the FDA has lifted the partial clinical hold with respect to clinical trials of longer than six months in duration for gemcabene.

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

See Part II, Item 7, “Management’s Discussion and Analysis of Results of Operation and Financial Condition—Contractual Obligations and Commitments—Term Loan” for a description of the repayment terms and certain other material terms of the Loan Agreement.

We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

Although we believe that cash on hand (including the $23.0 million net proceeds from the public offering in the first quarter of 2018) will be sufficient to fund our operations into at least mid 2019, we will need to raise additional capital to continue to fund the further development of gemcabene and our operations. Our future capital requirements may be substantial and will depend on many factors including:

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

In the past, we issued options to acquire common stock at prices significantly below the initial public offering price and our board of directors will continue to issue options to our employees, directors and consultants under our 2015 Plan or our Inducement Plan. .

To the extent outstanding options are ultimately exercised or the number of shares available for future grant under our equity incentive plans each year are increased, investors will sustain further dilution.

Risks Related to Government Regulation

Gemcabene is subject to a partial clinical hold with respect to clinical trials of longer than six months in duration until ongoing preclinical toxicology studies are complete, which may lead to a significant delay in the commencement of long term clinical trials by us or the failure of gemcabene to obtain marketing approval.

In 2004, the FDA determined that gemcabene was a potential peroxisome proliferator‑activated receptor (PPAR) agonist. As a result, the FDA imposed a partial clinical hold, which restricts us from conducting clinical trials for gemcabene beyond six months in duration, and requires us to conduct two‑year rat and mouse carcinogenicity studies before conducting trials of longer than six months. The FDA has issued these notices to all sponsors of product candidates with PPAR properties based on preclinical studies. We completed the in-life portion of our two‑year rat and mouse carcinogenicity studies in the fourth quarter of 2017, with draft reports expected to be issued in the first half of 2018. Clinical trials may be delayed due to these clinical restrictions and additional oversight by the FDA. For example, if the results of the two‑year rat and mouse carcinogenicity studies do not address FDA concerns related to the partial clinical hold, our Phase 3 long term safety exposure registration trials of longer than six months could be delayed. Also, the findings in the carcinogenicity studies could impact the NDA review, and, if approved, labeling and use of gemcabene.

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

Tax matters, including the changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “TCJA”) was signed into law by President Trump. The TCJA contains significant changes to corporate income taxation, including reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and changes to the deductibility of research and experimental expenditures that will be effective in the future). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  It is also unknown if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is likewise uncertain and could be adverse.

We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to our taxes. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

We also need to comply with new, evolving or revised tax laws and regulations. The enactment of or increases in tariffs, or other changes in the application or interpretation of the TCJA, or on specific products that we may ultimately sell or with which our products compete, may have an adverse effect on our business or on our results of operations.

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
•

other lipid‑lowering monotherapies, including: fibrates, such as TriCor and Trilipix, both marketed by AbbVie Inc. (AbbVie), and Lipofen marketed by Kowa; niacin, such as Niaspan marketed by AbbVie; bile acid sequestrants, such as Welchol, marketed by Daiichi Sankyo Inc.; combination therapies, such as Advicor and Simcor, both of which are marketed by AbbVie; Pemafibrate (PPARalpha agonist) being marketed by Kowa; and the generic versions of these drugs;

•	prescription fish oils, such as Lovaza marketed by GlaxoSmithKline, Epanova marketed by AstraZeneca and Vascepa marketed by Amarin Corporation plc;

•	PCSK9 inhibitors, such as Praluent, developed by Sanofi‑Aventis U.S. LLC, and Regeneron Pharmaceuticals, Inc. and Repatha marketed by Amgen Inc;
•	Anti-inflammatory agents such as canakinumab, developed by Novartis;
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

o

for HeFH and ASCVD, drugs include: oral cholesteryl ester transfer protein inhibitors, such as anacetrapib being developed by Merck and TA‑8995 being developed by Amgen/Dezima; ATP citrate lyase inhibitor, ETC‑1002 developed by current Esperion; PCSK9 inhibitors, such as ALN‑PCSsc (inclisiran) being developed by The Medicines Company and Alnylam Pharmaceuticals, Inc.; apoA antisense agent AKCEA-APO(a)-LRx being developed by Akcea and Novartis; apabetalone (RVX-208) being developed by Resvelogix; and MGL-3196 developed by Madrigal (HeFH only);

o

for SHTG, ISIS‑APOCIII-LRX being developed by Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.); CaPre (long-chain omega-3 phospholipid) being developed by Acasti.; pemafibrate being developed by KOWA.

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

Several pharmaceutical companies have NASH therapies in development that may be approved for marketing in the United States or outside of the United States. Based on publicly available information, we believe the current therapies in development that would compete with gemcabene in NASH include but are not limited to:

o	OCALIVA (Obeticholic Acid) (FXR Agonist) being developed by Intercept Pharmaceuticals, Inc.;
o	Elafibranor (PPAR Agonist) being developed by Genfit SA;
o	Selonsertib (formerly GS-4997) (ASK1 Inhibitor) being developed by Gilead Sciences, Inc.;
o	GS-0976 (ACC Inhibitor) being developed by Gilead Sciences, Inc.;
o	GS-9674 (FXR Agonist) being developed by Gilead;
o	Cenicriviroc (CVC) (CCR2/CCR5 Inhibitor) being developed by Tobira Therapeutics, Inc. (a wholly-owned subsidiary of Allergan plc);
o	Emricasan (Caspase Inhibitor) being developed by Conatus Pharmaceuticals Inc.
o	Aramchol (Synthetic Fatty Acid/Bile Acid Conjugate) being developed by Galmed;
o	MN-001 (5-lipoxygenase Inhibitor) being developed by MediciNova;
o	VK2809 (THR-Beta Agonist) being developed by Viking;
o	BMS-986036 (GFG21) being developed by BMS;
o	Lanifibranor (PPAR Pan Agonist) being developed by Inventiva;

o	GR-MD-02 (Galectin-3 Inhibitor) being developed by Galectin Therapeutics; and
o	MGL-3196 (THR Agonist) being developed by Madrigal.

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

As of February 26, 2018, our patent estate, including patents we own or license from third parties, on a worldwide basis, included five issued U.S. patents, sixteen pending U.S. patent applications, 41 issued patents in foreign jurisdictions including Canada, France, Germany, Great Britain, Ireland, Italy, Mexico and Spain and 29 pending patent applications in foreign jurisdictions including Australia, Canada, China, Europe, Hong Kong, Japan and Mexico. Our worldwide patents and pending applications all relate to our product candidate, gemcabene. Our patents claiming the gemcabene composition of matter generically, which were in‑licensed from Pfizer, have all expired; however, our clinical formulation comprises a specific calcium salt crystal form of gemcabene, which form is claimed in U.S. Patent Number 6,861,555. This patent, which was in‑licensed from Pfizer, is expected to expire in 2021, absent any patent term extension. Our current patent estate includes fifteen patent families that have claims directed to methods of treatment using gemcabene. These patent families include, for example, U.S. Patent Number 8,557,835, licensed from Pfizer that has claims directed to using a statin‑gemcabene combination for treating hyperlipidemia, angina pectoris and atherosclerosis. U.S. Patent Number 8,557,835 is expected to expire in 2021, absent any patent term extension, and corresponding foreign patents are expected to expire in 2018, absent any adjustment or extension. Additionally, U.S. Patent Number 8,846,761 and U.S. Patent Application Number 14/370,722, are owned by us. U.S. Patent Number 8,846,761 is directed to methods of decreasing a subject’s risk for developing pancreatitis by administering gemcabene and is expected to expire in 2032, absent any patent term extension. Any foreign patent in this family that may issue is expected to expire in 2031, absent any patent term extension. U.S. Patent Application Number 14/370,722, is directed to methods of decreasing a patient’s risk for developing coronary heart disease or preventing, delaying or reducing the severity of a secondary cardiovascular event by administering gemcabene with a statin. Related patent applications are pending in foreign jurisdictions including Australia, Canada, China, Europe, Japan and Mexico. Any patent that may issue in this family, absent any patent term adjustment or extension, is expected to expire in 2033.

In 2015-2017, we filed U.S. patent application 14/942,765 and 14 foreign non-provisional patent applications on methods of large scale manufacturing for making dicarboxyalkyl ethers, any patent issuing from this patent family is expected to expire in 2035. In addition, in 2017, we filed U.S. provisional patent applications 62/477,831, 62/578,782, 62/467,407, 62/486,822, 62,486,728, 62/569,358, 62/584,576, 62/505,085, 62/560,540, 62/560,888 and in 2018 we filed 62/624,564, all of which are pending. In 2017, we also filed two PCT applications one for methods of treating mixed dyslipidemia using gemcabene in combination with statins and treatment of NASH using gemcabene as a monotherapy (PCT/US2016/060837), and the other relating to fixed dose combinations and modified release formulations of gemcabene and statins (PCT/US2016/060849). Two U.S. Patent Applications were filed as continuations of PCT/US2016/060837, U.S. Patent Application Number 15/416,911, now U.S. 9,849,104, is directed to methods of treating NASH by administering gemcabene as a monotherapy, U.S. Patent Application Number 15/424,620, is directed methods for treating Mixed Dyslipidemia by administering gemcabene and a statin, and one divisional U.S. Patent Application Number 15/814,118 directed to other aspects of NASH.  Any patent that may issue in either of these two families, absent any patent term adjustment or extension, is expected to expire in 2037.

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

We have registration for three United States trademarks and for one European Union trademark.

We have registrations for three United States trademarks, “Gemphire”, the Gemphire logo and “Advancing a class on top of statins”, and a registration of “Gemphire Therapeutics Inc.” in the European Union. If we do not secure and maintain registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could affect our business. We have also not yet registered trademarks for any product candidate in any jurisdiction. When we file trademark applications for a product candidate, those applications may not be allowed for registration, and registered trademarks may not be obtained, maintained or enforced. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

We are highly dependent on our management, scientific and medical personnel. We have entered into employment agreements with our executive officers, other than Dr. Gullans, our Interim President and Chief Executive Officer and a director, with whom we have an offer letter, but any employee may terminate his or her employment with us. The loss of the services of any of our executive officers, other key employees or consultants and other scientific and medical advisors in the foreseeable future, might impede the achievement of our research, development and commercialization objectives. We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Recruiting and retaining qualified scientific personnel and business and commercial personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may also make it more challenging to recruit and retain qualified scientific personnel.

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of December 31, 2017, we had seventeen full‑time employees, and we expect to increase our number of employees and the scope of our operations as we further the clinical development of gemcabene and continue to operate as a public company. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day‑to‑day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of gemcabene. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize gemcabene or any future product candidate, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

An active trading market for our common stock may not be maintained.

Our common stock is currently traded on the Nasdaq Global Market, but we can provide no assurance that we will be able to maintain an active trading market for our shares on the Nasdaq Global Market or any other exchange in the future. If there is no active market for our common stock, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all.

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

Our executive officers, directors, and their affiliates exercise significant control over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of December 31, 2017, our officers, directors, and their respective affiliates had beneficial ownership, in the aggregate, of approximately 24% of our outstanding common stock.

These stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Some of these stockholders acquired some or all of their shares of common stock for substantially less than the current trading price of our common stock, and these stockholders may have interests, with respect to their common stock, that are different from yours. In addition, this concentration of ownership might adversely affect the market price of our common stock, have the effect of delaying, deferring or preventing a change of control of our company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Even after we no longer qualify as an emerging growth company, we may qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, and particularly after we are no longer an “emerging growth company,” we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the stock exchange upon which our common stock is listed and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time‑consuming and costly. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

To achieve compliance with Section 404, we engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, hire additional finance and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.

In addition, as a public company we are required to timely file accurate quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend on CROs to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.

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

As of December 31, 2017, we had approximately $13.3 million in U.S. federal and state net operating loss carryforwards, which will begin to expire in 2034 for federal and 2026 for state, that we can use in certain circumstances to offset any future taxable income and thus reduce any federal and state income tax liability. We also had net tax credit carryforwards of $1.9 million and $45,000 available to reduce future tax liabilities, if any, for U.S. federal and state purposes, respectively. Our ability to utilize these net operating losses and tax credit carryforwards to offset future taxable income and tax liability may be significantly limited if we have experienced or if we experience in the future an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In general, an ownership change will occur if there is a cumulative change in our ownership by “5‑percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three‑year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the corporation’s subsequent use of net operating loss carryovers that arose from pre‑ownership change periods and use of losses that are subsequently recognized with respect to assets that had a built‑in‑loss on the date of the ownership change. The amount of the annual limitation generally equals the value of the corporation immediately before the ownership change multiplied by the long‑term tax‑exempt interest rate (subject to certain adjustments). To the extent that the limitation in a post‑ownership‑change year is not fully utilized, the amount of the limitation for the succeeding year will be increased.

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

If we experience, or have experienced, an ownership change, we may not be able to fully utilize our net operating losses, resulting in additional income taxes and a reduction in our stockholders’ equity. As described below, recent tax reform legislation has significantly revised the rules applicable to the utilization of net operating losses for tax years either beginning or ending after January 1, 2018.

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

The following table sets forth the high and low intra-day sales prices of our common stock for the periods indicated.

	High	Low
2017
First quarter	$13.00	$7.51
Second quarter	$13.45	$9.01
Third quarter	$21.59	$7.20
Fourth quarter	$10.82	$7.46

2016
Third quarter (from August 5, 2016)	$13.98	$8.50
Fourth quarter	$11.95	$7.25

Stockholders

On March 7, 2018, we had 14,225,900 shares of common stock outstanding and 58 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees. The transfer agent and registrar for our common stock is Computershare, Inc.

Stock Performance Graph

The graph below matches Gemphire Therapeutics Inc.'s cumulative 17-Month total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from August 5, 2016 to December 31, 2017.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividend Policy

We have never declared or paid any dividends on our common stock, and we do not currently intend to pay any dividends on our common stock for the foreseeable future. Furthermore, our Loan Agreement with SVB contains covenants prohibiting us from, among other things, paying any dividends or distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies—Term Loan.” Any future determination to pay dividends on our common stock will be, subject to applicable law, at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, and contractual restrictions in loan or other agreements.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

ITEM 6.SELECTED FINANCIAL DATA

We have derived the following selected statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected balance sheet data as of December 31, 2017 and 2016 from our audited financial statements included elsewhere in this Report. We have derived the following selected statement of operations data for the year ended December 31, 2014 and the selected balance sheet data as of December 31, 2015 and 2014 from audited financial statements that are not included in this Report.

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

Statements of Operations Data:	Year Ended
	December 31,
	2017	2016	2015	2014
Operating expenses:
General and administrative	$10,438	$5,956	$3,177	$214
Research and development	22,686	8,740	3,991	52
Acquired in–process research and development	—	—	908	—
Total operating expenses	33,124	14,696	8,076	266
Loss from operations	(33,124)	(14,696)	(8,076)	(266)
Interest (expense) income	(286)	114	(762)	(55)
Loss on convertible note extinguishment	—	—	(198)	—
Other (expense) income	(5)	(4)	7	1
Loss before income taxes	(33,415)	(14,586)	(9,029)	(320)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(33,415)	(14,586)	(9,029)	(320)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(33,415)	$(14,586)	$(9,029)	$(320)
Net loss	$(33,415)	$(14,586)	$(9,029)	$(320)
Adjustment to redemption value on Series A convertible preferred stock	—	(366)	(2,968)	—
Premium upon substantial modification of convertible notes with certain stockholders	—	—	(1,047)	—
Net loss attributable to common stockholders	$(33,415)	$(14,952)	$(13,044)	$(320)
Net loss per share:
Basic and diluted	$(3.23)	$(2.57)	$(4.54)	$(0.21)
Number of shares used in per share calculations:
Basic and diluted (1)	10,349,136	5,809,396	2,875,053	1,521,703

Balance Sheet Information:	Year Ended
	December 31,
	2017	2016	2015	2014

Cash and cash equivalents	$18,473	$24,033	$3,620	$317
Total assets	19,017	24,754	4,490	330
Convertible notes (including premium conversion derivative)	—	—	6,769	810
Term loan (long-term portion)	8,683	—	—	—
Total liabilities	15,076	4,122	8,917	861
Series A convertible preferred stock	—	—	7,953	—
Accumulated deficit	(60,474)	(27,059)	(12,392)	(584)
Total stockholders’ equity (deficit)	3,941	20,632	(12,380)	(531)

(1)

Basic and diluted net loss per share attributable to common stockholders is computed based on the weighted-average number of shares of common stock outstanding during each period. In April 2016, our board of directors approved an amendment to our certificate of incorporation to effect a 1-for-3.119 reverse stock split (the Reverse Stock Split) for all common and Series A preferred stock, effective on April 27, 2016. All share and per share data in this table has been adjusted to reflect the Reverse Stock Split. For additional information, see Note 1 to our consolidated financial statements included elsewhere in this Report

ITEM 7MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Report.

Overview

We are a clinical‑stage biopharmaceutical company focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life threatening cardiovascular disease, and nonalcoholic fatty liver disease (NAFLD/NASH). Dyslipidemia is generally characterized by an elevation of LDL‑C, or bad cholesterol, triglycerides, or fat in the blood, as well as inflammation, especially in diabesity patients. We are developing our product candidate gemcabene, a novel, once‑daily, oral therapy, for high risk cardiovascular patients who are unable to achieve normal levels of LDL‑C or triglycerides with currently approved therapies, primarily statin therapy, and for those patients who present with NASH. Gemcabene’s mechanism of action is designed to enhance the clearance of VLDLs in the plasma and inhibit the production of fatty acids and cholesterol in the liver. In addition, gemcabene has been shown to markedly lower C-reactive protein and improve insulin sensitization. Gemcabene has been tested as monotherapy and in combination with statins and other drugs in nearly 1,100 subjects, which we define as healthy volunteers and patients, across 23 Phase 1 and Phase 2 clinical trials and has demonstrated promising evidence of efficacy, safety and tolerability.

We are pursuing gemcabene in the following indications as a treatment in addition to maximally tolerated statin therapy for patients who are unable to reach their lipid‑lowering goals: HoFH, HeFH, ASCVD, SHTG and NASH. We believe we can design an efficient development plan to provide a new treatment alternative for HoFH patients while demonstrating gemcabene’s potential ability to treat patients in the most severe segment of the dyslipidemia market, which can further enhance brand awareness among key thought leaders and physicians. We are developing in parallel gemcabene for HeFH, ASCVD, SHTG and NASH given gemcabene’s: (1) promising clinical data and mechanism in these indications; (2) cost‑effective manufacturing process; (3) convenient oral dosing; (4) viability as adjunct combination therapy; and (5) large commercial potential. During 2016, we initiated three Phase 2b clinical trials for gemcabene in HoFH, hypercholesterolemia, including HeFH and ASCVD patients on maximally tolerated statins, and SHTG. We reported top line data from our 8 patient trial for HoFH (COBALT-1) in the second quarter of 2017 and top line data from our 104 patient trial for hypercholesterolemia on high‑intensity statin therapy including HeFH and ASCVD patients (ROYAL-1) in the third quarter of 2017, and we expect to report top line data from our 90 patient trial in SHTG patients (INDIGO-1) in the second quarter of 2018. We initiated a Proof-of-Concept clinical trial in the fourth quarter of 2017 to study gemcabene in NASH with top line data expected in the second half of 2018. Upon completion of one or more of these clinical trials, we intend to request an End of Phase 2 (EOP2) meeting with the FDA to reach an agreement on the design of Phase 3 registration trials and long term safety exposure for our target indications. We intend to pursue similar discussions with Canadian and European health authorities.

To date, our primary activities have been conducting research and development activities, planning and conducting clinical trials, performing business and financial planning, recruiting personnel and raising capital. We do not have any products approved for sale and have not generated any revenue. We do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve gemcabene and we successfully commercialize gemcabene. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Our net losses were $33.4 million, $14.6 million and $9.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $60.5 million. We anticipate that our expenses will increase substantially as we:

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

In August 2016, we consummated the initial public offering (our IPO) of our common stock pursuant to a registration statement on Form S-1. We sold an aggregate of 3,027,755 shares of our common stock, including 27,755 shares of our common stock purchased by the underwriters upon the partial exercise of their overallotment option, at a public offering price of $10.00 per share. We received net proceeds of approximately $26.1 million after deducting underwriting discounts and commissions and offering expenses.

On March 15, 2017, we closed a private placement of 1,324,256 units at a price of $9.47 per unit for net proceeds of approximately $11.3 million after deducting offering expenses. Each unit consisted of one share of our common stock and a warrant to purchase 0.75 shares of common stock. The warrants have an exercise price of $10.40 per share and are exercisable for a period of five years from the date of issuance.

In the first quarter of 2018, we closed an underwritten public offering of 3,592,858 shares of our common stock, including 450,000 shares of our common stock purchased by the underwriters upon the partial exercise of their overallotment option, at the public offering price of $7.00 per share. We received net proceeds of approximately $23.0 million after deducting underwriting discounts and commissions and offering expenses.

We have funded our operations to date primarily through the issuance and sale of common stock and warrants in public offerings and  a private placement, the proceeds of our term loan facility with Silicon Valley Bank and, prior to our IPO, the issuance of preferred stock and convertible notes. As of December 31, 2017, we had cash and cash equivalents of $18.5 million.

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

General and Administrative

General and administrative expenses consist primarily of personnel‑related costs, including salaries and share‑based compensation costs, for personnel in functions not directly associated with research and administrative activities. Other significant costs include legal fees relating to intellectual property and corporate matters and professional fees for accounting and other services. We anticipate that our on-going general and administrative expenses will continue to trend above comparable prior period levels in the future to support our research and development activities, potential commercialization of gemcabene, if approved, and any future product candidates we may develop and the increased costs of operating as a public company. These increases will include costs related to personnel, fees for legal and professional services, as well as other public‑company related costs.

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

Interest (Expense) Income

In 2017, Interest (expense) income consists of cash and non-cash interest expense attributed to our Term Loan based on the prime rate in effect, as well as cash interest income from our cash and cash equivalents. In 2016 and 2015, interest (expense) income largely consists of non-cash activity related to certain convertible notes issued by us prior to the IPO and the underlying conversion derivative related to such notes, and cash interest earnings from cash and cash equivalents. The notes we issued had an annual interest rate of 8%, with some notes compounding interest daily and others compounding annually. The principal and accrued and unpaid interest on the convertible notes issued prior to the Series A preferred stock financing converted into shares of the Company’s Series A preferred stock upon the closing of such financing on March 31, 2015. The Series A preferred stock, and accrued dividends thereon, as well as the principal and accrued and unpaid interest on the convertible notes issued following the Series A preferred stock financing, converted into common stock immediately prior to the closing of the IPO.

We expect to continue to incur cash and non-cash interest expense related on our Term Loan and to earn interest income from the investment of our cash and cash equivalents in future periods.

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

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

The following table summarizes our operating results for the periods indicated:

	For the Year Ended
	December 31,
	2017	2016	Change

	(in thousands)
Operating expenses:
General and administrative	$10,438	$5,956	$4,482
Research and development	22,686	8,740	13,946
Total operating expenses	33,124	14,696	18,428
Loss from operations	(33,124)	(14,696)	(18,428)
Interest (expense) income	(286)	114	(400)
Other expense	(5)	(4)	(1)
Loss before income taxes	(33,415)	(14,586)	(18,829)
Provision (benefit) for income taxes	—	—	—
Net loss	$(33,415)	$(14,586)	$(18,829)

General and Administrative

General and administrative expenses for the year ended December 31, 2017 were $10.4 million compared to $6.0 million for the year ended December 31, 2016. The $4.5 million increase was primarily attributable to an increase in staffing and professional services associated largely with supporting our clinical trials and becoming a public company in August 2016 as well as separation costs for our former chief executive officer totaling $0.5 million of cash compensation and $2.1 million of non-cash share-based compensation expense resulting from the acceleration of stock option vesting.  General and administrative expenses included $4.1 million and $1.2 million in share‑based compensation expense during the year ended December 31, 2017 and 2016, respectively.

Research and Development

Research and development expenses for the year ended December 31, 2017 were $22.7 million compared to $8.7 million for the year ended December 31, 2016. The $13.9 million increase was primarily attributable to increased staffing and fees paid to external service providers for clinical trial development, regulatory consulting, preclinical studies and manufacturing activities to support clinical advancement of gemcabene. Research and development expenses included $1.2 million and $0.6 million in share‑based compensation expense during the year ended December 31, 2017 and 2016, respectively.

Interest (Expense) Income

Interest (expense) income for the year ended December 31, 2017 was $(0.3) million compared to $0.1 million for the year ended December 31, 2016. Interest (expense) income during the year ended December 31, 2017 included interest expense in connection with our Term Loan, offset in part by interest income of $42,000 earned from proceeds received from the IPO, Private Placement and Term Loan that were held in short term, highly liquid money market accounts. Interest (expense) income during the year ended December 31, 2016, on a net basis, represented non-cash interest income from the amortization of the note premium associated with certain convertible notes coupled with the bifurcation of the conversion premium liability and subsequent fair value adjustments associated with such notes, which were largely offset by interest on principal and discount amortization related to the such notes, which were converted to common stock immediately prior to the closing of the IPO. In addition, interest earnings of $23,000 from cash and cash equivalents were recorded during the year ended December 31, 2016.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, there is no provision for income taxes, as we have incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets as of December 31, 2017 and December 31, 2016.

Comparison of the Years Ended December 31, 2016 and 2015

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

Interest Income (Expense)

Interest income (expense) for the year ended December 31, 2016 was $0.1 million compared to $(0.8) million for the year ended December 31, 2015. The $0.9 million increase in net interest income, primarily non-cash, was largely due to the amortization of the note premium associated with certain convertible notes, fair value adjustments of the derivative liability associated with such notes, and interest earnings of $23,000 from IPO cash proceeds. Interest income was offset in part by non-cash interest expense associated with the conversion of the certain notes along with the amortization of the underlying beneficial conversion feature. In 2015, the unpaid principal and accrued interest on our outstanding convertible notes converted into shares of Series A preferred stock on March 31, 2015 and no convertible notes were outstanding following such date. The principal and accrued and unpaid interest on the convertible notes issued following our Series A preferred stock financing converted to common stock immediately prior to the closing of the IPO, and as a result, no convertible notes were outstanding as of December 31, 2016.

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

Liquidity and Capital Resources

Capital Resources

As of December 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of approximately $18.5 million. Our cash and cash equivalents are invested in cash deposits and money market accounts.

We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We have funded our operations to date primarily through the issuance and sale of common stock and warrants in public offerings and a  private placement, proceeds from our term loan facility with Silicon Valley Bank and, prior to our IPO, the issuance of preferred stock and convertible notes in private placements. See Note 4 — Debt,  included in “Item 8 —

Financial Statements and Supplementary Data” in this Report for a description of the convertible notes we issued prior to our IPO.

•

In the first quarter of 2018, we completed an underwritten public offering of 3,592,858 shares of our common stock, including 450,000 shares of our common stock purchased by the underwriters upon the partial exercise of their overallotment option, at the public offering price of $7.00 per share. We received net proceeds of approximately $23.0 million after deducting underwriting discounts and commissions and offering expenses.

•

On July 24, 2017, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB). The Loan Agreement established a term loan facility in the aggregate principal amount of up to $15.0 million (the Term Loan) to be funded in several tranches. We drew $10.0 million under the Loan Agreement on July 24, 2017. Conditioned on the occurrence of certain clinical and pre-clinical milestones, an additional tranche of $5.0 million may be available to be drawn by us in the future through July 31, 2018. See “—Contractual Obligations and Commitments—Term Loan” below for a description of the repayment terms and certain other material terms of the Loan Agreement.

•

On March 15, 2017, we completed a private placement of 1,324,256 units at a price of $9.47 per unit for net proceeds of approximately $11.3 million after deducting offering expenses. Each unit consisted of one share of our common stock and a warrant to purchase 0.75 shares of common stock. The warrants have an exercise price of $10.40 per share and are exercisable for a period of five years from the date of issuance. On April 20, 2017, the registration statement on Form S-1 (File No 333-217296) for the resale of the shares of common stock issued in the private placement and the shares of common stock to be issued upon exercise of the warrants issued in the private placement was declared effective by the SEC.

•

In August 2016, we closed our IPO. We sold an aggregate of 3,027,755 shares of our common stock, including 27,755 shares of our common stock purchased by the underwriters upon the partial exercise of their overallotment option, at a public offering price of $10.00 per share. We received net proceeds of approximately $26.1 million after deducting underwriting discounts and commissions and offering expenses. All of our outstanding preferred stock and convertible notes outstanding prior to our IPO converted into shares of our common stock immediately prior to the closing of the IPO.

We anticipate that our expenses will increase substantially as we:

•	continue clinical trials for gemcabene and for any other product candidate in our future pipeline;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	contract to manufacture our product candidates;
•	establish on our own or with partners, a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional staff, including clinical, scientific, operational and financial personnel, to execute our business plan;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts; and
•	continue to operate as a public company.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(26,901)	$(11,043)	$(5,433)
Net cash provided by (used in) investing activities	—	—	—
Net cash provided by financing activities	21,341	31,456	8,736
Net (decrease) increase in cash	$(5,560)	$20,413	$3,303

Cash Flow from Operating Activities

For the year ended December 31, 2017, cash used in operating activities of $26.9 million was attributable to a net loss of $33.4 million offset by $5.3 million in share‑based compensation, non-cash interest expense of $0.1 million and a net change of $1.1 million in our net operating assets and liabilities. The change in operating assets and liabilities was primarily attributable to a net increase in our accounts payable and accrued liabilities and by a net decrease in prepaid expenses associated with fluctuations in our operating activities.

For the year ended December 31, 2016, cash used in operating activities of $11.0 million was attributable to a net loss of $14.6 million which included $1.6 million in non‑cash expenses and a net change of $1.9 million in our net operating assets and liabilities. The non‑cash (income) expenses consisted of $1.7 million of share‑based compensation offset by net non‑cash interest income of $(0.1) million related to both certain convertible notes and the premium conversion derivative. The net change in operating assets and liabilities was primarily attributable to increases in our accounts payable and accrued liabilities associated with our increased operating expenses.

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

Cash Flow from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2017 of $21.3 million included $11.3 million related to the proceeds from our March 2017 private placement, net of discounts, commissions and other costs totaling $1.3 million paid through December 31, 2017 as well as $9.9 million in proceeds from the issuance of our Term Loan, net of issue costs paid through December 31, 2017 of $89,000. In addition, $21,000 in offering costs were paid in 2017 related to the public offering of common stock that was completed in the first quarter of 2018.

Net cash provided by financing activities during the year ended December 31, 2016 was $31.5 million consisting of $26.3 million in IPO proceeds, net of discounts, commissions and other offering costs of $4.0 million paid through December 31, 2016, and $5.1 million in proceeds from the issuance of convertible notes in February 2016 and April 2016 net of issuance costs in the amount of $10,000.

Net cash provided by financing activities was $8.7 million during the year ended December 31, 2015. Net cash provided by financing activities during the year ended December 31, 2015 largely consisted of $1.5 million in proceeds from the issuance of Series A preferred stock and $7.4 million in proceeds from the issuance of convertible notes, offset by financing costs of $0.2 million associated with the IPO.

Liquidity and Capital Resource Requirements

We had $10.0 million outstanding under our Term Loan with SVB on December 31, 2017. See “—Contractual Obligations and Commitments—Term Loan” below for a description of the repayment terms and certain other material terms of our Loan Agreement.

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

We believe the $18.5 million cash on hand at December 31, 2017, together with the net proceeds from the underwritten public offering of common stock consummated in the first quarter of 2018 will be sufficient to fund our operations through completion of the INDIGO-1 Phase2b study in 2018, the initiation of our Phase 3 program in dyslipidemia in the second half of 2018 and the completion of the two NASH/NAFLD Phase 2a studies in the first half of 2019.The development of gemcabene is subject to numerous uncertainties, and we have based these estimates on assumptions that may prove to be substantially different than we currently anticipate and could use our cash resources sooner than we expect. Additionally, the process of advancing early‑stage product candidates and testing product candidates in clinical trials is costly, and the timing of progress in these clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure that we will ever be profitable or generate positive cash flow from operating activities.

Furthermore, we will need to raise additional capital to continue to fund the further development of gemcabene and other potential product candidates, our operations, and commercialization of gemcabene and other potential product candidates, if approved.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2017, which represent material expected or contractually committed future obligations.

g
	Payments Due by Period
	Less than 1 year	1–3 Years	3–5 Years	More than 5 years	Total
	(in thousands)
Term loan	$2,104	$8,380	$1,333	$—	$11,817
Facility lease	104	71	—	—	175
Total	$2,208	$8,451	$1,333	$—	$11,992

Term Loan

We entered into the Loan Agreement on July 24, 2017 and drew the initial tranche of $10.0 million on that date under the Term Loan. Conditioned on the occurrence of both a positive clinical trial event and a pre-clinical event, an additional tranche of $5.0 million may be available to be drawn by us through July 31, 2018, unless a default occurs before such date. “Positive clinical trial event” means the receipt by SVB of a written electronic communication from a member of our board of directors (i) stating that the board of directors has determined that the results from either (a) our ROYAL-1 clinical trial or (b) our INDIGO-1 clinical trial are sufficient to support the development plan for submission of a new drug application with FDA and continued development of gemcabene and (ii) attaching a copy of the press release announcing the foregoing. On November 10, 2017, we provided SVB evidence of a positive clinical trial event. “Pre-clinical event” means the receipt by SVB of a written electronic communication from our chief executive officer or chief financial officer, together with supporting documentation from the FDA, that the FDA has lifted the partial clinical hold with respect to clinical trials of longer than six months in duration for gemcabene.  The Term Loan is secured by a security interest in substantially all of our assets whether currently owned or hereafter acquired, excluding our intellectual property. Under the Loan Agreement, we may not grant a security interest in our intellectual property to any party.

All amounts advanced under the Term Loan mature on February 1, 2021 and have an interest-only monthly payment through August 1, 2018; the interest-only period may be extended to February 1, 2019 conditioned on the occurrence of such clinical and pre-clinical milestones. Following the interest-only payment period, we will begin making monthly payments of principal and interest until the maturity date. Interest will accrue on the unpaid principal balance at a floating per annum rate equal to the prime rate, except that, following an event of default, interest will accrue at a rate up to 5% above the rate that is otherwise applicable. The prime rate in effect from inception of the Term Loan through December 31, 2017 ranged from 4.25% to 4.5%. The assumed interest rate used for projecting future contractual obligations under the Term Loan was 4.5%. The Loan Agreement requires us to pay a final payment fee of 10% of the funded principal amount of the Term Loan upon the maturity, acceleration or prepayment of the Term Loan. The following contingent fees were excluded from the future contractual payment schedule above as follows: (i) a success fee of 3.5% of the funded principal amount of the Term Loan in the event any of the following occur prior to 5:00 pm Eastern Time on July 24, 2024: (a) we receive FDA approval for any new drug application for gemcabene, (b) a sale or other transfer of all or substantially all of our assets occurs, (c) a merger or consolidation with or into another person or entity occurs where the holders of our outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor immediately following such transaction or (d) any sale by the holders of our outstanding voting equity securities where such holders do not continue to hold at least a majority of our issued and outstanding voting equity securities; and (ii) upon termination of the Loan Agreement prior to the maturity date for any reason, a prepayment fee equal to 2% (if such prepayment occurs prior to the first anniversary of the Effective Date) or 1% (if such prepayment occurs thereafter) of the funded principal amount of the Term Loan.

In the event a positive clinical trial event as defined in the Loan Agreement does not occur by March 31, 2018, on such date, we must either (i) provide cash security and maintain a cash balance in a restricted account at SVB in an amount of at least 50% of the amounts we owe to SVB or (ii) prepay the Term Loan in its entirety. On November 10, 2017, we provided SVB evidence of a positive clinical trial event. In the event a pre-clinical event does not occur by July 31, 2018, on such date, we must either (i) provide cash security and maintain a cash balance in a restricted account at SVB in an amount of at least 100% of the amount we owe to SVB or (ii) prepay the Term Loan in its entirety.  In each case, if we choose to prepay the Term Loan, in addition to the repayment of the outstanding principal and accrued and unpaid interest, we are required to pay the final payment fee and, if applicable, the success fee, but not the prepayment fee.

Subject to certain exceptions, the Loan Agreement contains covenants prohibiting us from, among other things: (a) disposing of properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in by us or reasonably related thereto; (d) engaging in business combinations or acquisitions or permitting or suffering any change in control; (e) incurring any additional indebtedness; (f) allowing any lien or encumbrance on any of its property; (g) paying any dividends or distributions; (h) entering into transactions with affiliates; and (i) making payment on subordinated debt.

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

We are in compliance with the Loan Agreement covenants as of December 31, 2017.

Facility Lease

In May 2016, we entered into a 3 year non-cancellable facility lease commencing August 1, 2016. The term of the agreement is three years with an initial monthly base rent of approximately $8,400 and increasing to approximately $8,900 during the last year of the lease agreement.

Pfizer Agreement

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

As of December 31, 2017, no obligations were recorded related to the Pfizer Agreement due to the inability to reasonably estimate the timing and outcomes of the gemcabene trials as well as the timing and amounts of future sales of gemcabene, if any.

Other Commitments

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

Income Taxes

We utilize the liability method of accounting for income taxes as required by Accounting Standards Codification (ASC) 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Currently, there is no provision for income taxes, as we have incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets

Since incorporation, we have filed U.S. federal and Michigan state income tax returns. Our deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards, acquired intangibles and tax credit carryforwards and were recorded using enacted tax rates expected to be in effect in the years in which these temporary differences are expected to be utilized. As of December 31, 2017, the tax effect of our federal and state net operating loss carryforwards was approximately $2.8 million and $0.6 million, respectively, and our federal and state research and development credit carryforwards were $1.9 million and $45,000, respectively. As of December 31, 2016, the tax effect of our federal and state net operating loss carryforwards was approximately $2.1 million and $0.2 million, respectively, and our federal and state research and development credit carryforward were $0.7 million and $24,000, respectively. The federal net operating loss and tax credit carryforwards will begin to expire in 2034 if not utilized. The state net operating loss carryforwards will begin to expire in 2026 if not utilized. Recent tax reform legislation has significantly revised the rules applicable to the utilization of net operating losses for tax years either beginning or ending after January 1, 2018.

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

Contingencies

From time to time, we may be subject to legal proceedings and claims, including contractual allegations, patent infringement, employment-related matters and other claims that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses, by consulting with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. We accrue for estimated losses when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require the exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating that amount of probable loss. The liabilities may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.

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

The estimated grant‑date fair value of our share‑based awards was calculated using Black‑Scholes option‑pricing model, based on the following assumptions for the following periods presented:

	Year Ended
	December 31,
	2017	2016	2015

Expected stock price volatility	65.8%	71.4%	71.0%
Expected life of options (years)	5.9	6.0	5.5
Expected dividend yield	0%	0%	0%
Risk free interest rate	2.0%	1.2%	1.7%

If any of the assumptions used in the Black‑Scholes option‑pricing model change significantly, share‑based compensation for future awards may differ materially compared with the awards granted previously.

For 2017, 2016 and 2015, share‑based compensation was $5.3 million, $1.7 million and $0.3 million, respectively. As of December 31, 2017, we had unrecognized share‑based compensation expense totaling $6.9 million.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position is the potential loss arising from adverse changes in interest rates. As of December 31, 2017, we had cash and cash equivalents of $18.5 million. We generally hold our excess cash in interest‑bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Gemphire Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gemphire Therapeutics Inc. (the Company) as of December 31, 2017 and 2016, the related statements of comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Detroit, Michigan
March 20, 2018

Gemphire Therapeutics Inc.

Balance Sheets

(in thousands, except share amounts and par value)

	December 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$18,473	$24,033
Prepaid expenses	490	713
Deferred offering costs	21	—
Other assets	25	—
Total current assets	19,009	24,746
Deposits	8	8
Total assets	$19,017	$24,754
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,025	$2,008
Accrued liabilities	1,010	2,113
Term loan - current portion	1,355	—
Total current liabilities	6,390	4,121
Long-term liabilities:
Term loan	8,683	—
Other liabilities	3	1
Total liabilities	15,076	4,122
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2017 and 2016, no shares issued or outstanding as of December 31, 2017 and 2016.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of December 31, 2017 and 2016, 10,633,042 and 9,270,255 shares issued and outstanding at December 31, 2017 and 2016, respectively.	18	17
Additional paid–in capital	64,397	47,674
Accumulated deficit	(60,474)	(27,059)
Total stockholders’ equity	3,941	20,632
Total liabilities and stockholders’ equity	$19,017	$24,754

See accompanying notes.

Gemphire Therapeutics Inc.

Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2017	2016	2015
Operating expenses:
General and administrative	$10,438	$5,956	$3,177
Research and development	22,686	8,740	3,991
Acquired in–process research and development	—	—	908
Total operating expenses	33,124	14,696	8,076
Loss from operations	(33,124)	(14,696)	(8,076)
Interest (expense) income	(286)	114	(762)
Loss on convertible note extinguishment	—	—	(198)
Other (expense) income	(5)	(4)	7
Loss before income taxes	(33,415)	(14,586)	(9,029)
Provision (benefit) for income taxes	—	—	—
Net loss	(33,415)	(14,586)	(9,029)
Other comprehensive loss, net of tax	—	—	—
Comprehensive loss	$(33,415)	$(14,586)	$(9,029)
Net loss	$(33,415)	$(14,586)	$(9,029)
Adjustment to redemption value on Series A convertible preferred stock	—	(366)	(2,968)
Premium upon substantial modification of convertible notes with certain stockholders	—	—	(1,047)
Net loss attributable to common stockholders	$(33,415)	$(14,952)	$(13,044)
Net loss per share:
Basic and diluted (Note 10)	$(3.23)	$(2.57)	$(4.54)
Number of shares used in per share calculations:
Basic and diluted	10,349,136	5,809,396	2,875,053

See accompanying notes.

Gemphire Therapeutics Inc.

Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid–In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2015	—	$—	3,036,236	$9	$44	$(584)	$(531)

Issuance of convertible Series A preferred stock, net of issuance costs	745,637	4,985	—	—	—	—	—
Redemption value adjustment — Series A preferred stock	—	2,968	—	—	(1,130)	(1,838)	(2,968)
Issuance of common stock	—	—	677,685	3	908	—	911
Convertible note extinguishment loss	—	—	—	—	(106)	(941)	(1,047)
Issuance of restricted stock awards	—	—	44,567	—	—	—	—
Share–based compensation — employee	—	—	—	—	131	—	131
Share–based compensation — non–employee	—	—	—	—	153	—	153
Net loss	—	—	—	—	—	(9,029)	(9,029)
Balance at December 31, 2015	745,637	7,953	3,758,488	12	—	(12,392)	(12,380)

Redemption value adjustment — Series A preferred stock	—	366	—	—	(285)	(81)	(366)
Conversion of Series A preferred stock to common stock	(745,637)	(8,319)	827,205	1	8,318	—	8,319
Separation of convertible note beneficial conversion feature upon contingency resolution	—	—	—	—	372	—	372
Conversion of convertible notes to common stock	—	—	1,656,807	1	11,444	—	11,445
Issuance of common stock from offering	—	—	3,027,755	3	30,275	—	30,278
Issuance costs of offering	—	—	—	—	(4,168)	—	(4,168)
Share–based compensation — employee	—	—	—	—	1,498	—	1,498
Share–based compensation — non–employee	—	—	—	—	220	—	220
Net loss	—	—	—	—	—	(14,586)	(14,586)
Balance at December 31, 2016	—	—	9,270,255	17	47,674	(27,059)	20,632

Issuance of common stock from private placement	—	—	1,324,256	1	8,978	—	8,979
Issuance of detachable stock warrants in connection with private placement	—	—	—	—	3,562	—	3,562
Issuance costs of private placement	—	—	—	—	(1,287)	—	(1,287)
Exercise of stock options	—	—	23,531	—	41	—	41
Exercise of warrants	—	—	15,000	—	156	—	156
Share–based compensation — employee	—	—	—	—	5,244	—	5,244
Share–based compensation — non–employee	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	(33,415)	(33,415)
Balance at December 31, 2017	—	$—	10,633,042	$18	$64,397	$(60,474)	$3,941

See accompanying notes.

Gemphire Therapeutics Inc.

Statements of Cash Flows

(in thousands)

(in thousands)
	For the Year Ended
	December 31,
	2017	2016	2015
Operating activities
Net loss	$(33,415)	$(14,586)	$(9,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,273	1,718	284
Non-cash interest on convertible notes to related parties	—	145	40
Non-cash interest on convertible notes	—	256	100
Non-cash discount amortization on convertible notes to related parties	—	(17)	62
Non-cash discount amortization on term loan and convertible notes	137	(276)	261
Revaluation of premium conversion derivative	—	(850)	297
Non-cash loss on extinguishment of convertible notes	—	—	198
Non-cash interest upon conversion of convertible notes	—	649	—
Non-cash acquisition of in–process research and development	—	—	908
Change in assets and liabilities:
Prepaid expenses and other assets	198	(55)	(10)
Accounts payable	2,007	1,477	444
Accrued and other liabilities	(1,101)	496	1,012
Net cash used in operating activities	(26,901)	(11,043)	(5,433)
Investing activities
Net cash provided by (used in) investing activities	—	—	—
Financing activities
Proceeds from issuance of term loan and convertible notes	10,000	2,651	5,560
Proceeds from issuance of convertible notes to related parties	—	2,500	1,856
Issuance costs related to term loan and convertible notes	(89)	(10)	—
Proceeds from issuance of Series A convertible preferred stock	—	—	1,522
Exercise of stock options	41	—	3
Exercise of warrants	156	—	—
Proceeds from sale of common stock and warrants	12,541	30,278	—
Offering costs	(1,287)	(3,963)	(205)
Deferred offering costs	(21)	—	—
Net cash provided by financing activities	21,341	31,456	8,736
Net (decrease) increase in cash and cash equivalents	(5,560)	20,413	3,303
Cash and cash equivalents at beginning of period	24,033	3,620	317
Cash and cash equivalents at end of period	$18,473	$24,033	$3,620
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$291	$—	$2
Supplemental non-cash financing transactions:
Conversion of Series A preferred stock to common stock	$—	$8,319	$—
Conversion of convertible notes to common stock	$—	$11,445	$—
Conversion of convertible notes to Series A preferred stock	$—	$—	$2,778
Exercise of premium conversion derivative	$—	$—	$685
Redemption value change of Series A preferred stock	$—	$366	$2,968
Issuance of common stock for acquisition of in–process research and development	$—	$—	$908
Bifurcation of premium conversion derivative related to convertible notes	$—	$505	$842
Convertible note extinguishment	$—	$—	$1,426
Premium conversion derivative reduction upon convertible note extinguishment	$—	$—	$182
Separation of beneficial conversion feature associated with convertible notes	$—	$372	$—
Offering costs in other assets paid in prior year	$—	$205	$—
Issuance costs in accounts payable and accrued liabilities	$10	$—	$642

See accompanying notes.

Gemphire Therapeutics Inc.

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

Capital Requirements

The Company has sustained operating losses since inception and expects such losses to continue over the next several years. Management plans to continue financing the Company’s operations with equity issuances. The Company’s management believes the cash and cash equivalents on hand are adequate to fund the Company’s operations for at least the next 12 months. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate part or all of its research and development programs.

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

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

Share‑Based Compensation

The Company accounts for share‑based compensation in accordance with the provisions of ASC 718, Compensation — Stock Compensation (ASC 718). Accordingly, compensation costs related to equity instruments granted are recognized at the grant‑date fair value. The Company records forfeitures when they occur. Share‑based compensation arrangements to non‑employees are accounted for in accordance with the applicable provisions of ASC 718 and ASC 505, Equity, using a fair value approach. The compensation costs of these arrangements are subject to re‑measurement as the equity instruments vest and are recognized as expense over the related service period (typically the vesting period of the awards).

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

Convertible Preferred Stock

On March 31, 2015, the Company issued 745,637 shares of Series A convertible preferred stock (the Series A preferred stock). On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Series A preferred stock, together with accrued dividends thereon, converted into 827,205 shares of common stock. The Series A preferred stock prior to conversion was classified outside of permanent equity, in mezzanine equity, on the Company’s balance sheet. The Company initially records preferred stock that may be redeemed at the option of the holder, or based on the occurrence of events outside of the Company’s control, at the value of the proceeds received. Subsequently, if it is probable that the preferred stock will become redeemable, the Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the instrument to equal the redemption value at the end of each reporting period. If it is not probable that the preferred stock will become redeemable, the Company does not adjust the carrying value. In the absence of retained earnings, these charges are recorded against additional paid‑in‑capital, if any, and then to accumulated deficit See Note 7 — Convertible Series A Preferred Stock for further discussion. As a result of their conversion to common stock on August 10, 2016 as described above, no shares of Series A preferred stock were outstanding as of December 31, 2017 and 2016.

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

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers — Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In January 2017 and September 2017, the FASB issued several amendments to ASU 2014‑09, including updates stemming from SEC Accounting Staff Announcement in July 2017. The amendments and updates included clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identification of performance obligations. These amendments and updates do not change the core principle of the standard, but provide clarity and implementation guidance. The Company will adopt this standard on January 1, 2018 and selected the modified retrospective transition method. The Company will modify its accounting policies to reflect the requirements of this standard however, the planned adoption will not affect the Company’s financial statements and related disclosures for these periods or future periods until the Company generates revenues.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The objective of this ASU is to eliminate the diversity in practice related to the classification of restricted cash or restricted cash equivalents in the statement of cash flows. For public business entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company will adopt this standard on January 1, 2018 and will not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company will adopt this standard on January 1, 2018 and will not have a material impact on the Company’s financial statements.

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

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

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its financial statements.

3. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2017	2016
Accrued compensation and other payroll liabilities	$306	$706
Legal costs	91	54
Accrued interest	38	—
Other research and development expenses	522	1,259
Other general and administrative expenses	53	94
Total	$1,010	$2,113

4. Debt

Term Loan

On July 24, 2017, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB) for a term loan of up to $15.0 million (the Term Loan), subject to funding in several tranches. The Company drew the initial tranche of $10.0 million on July 24, 2017. Conditioned on the occurrence of certain clinical and pre-clinical milestones, an additional tranche of $5.0 million may be available to be drawn by the Company through July 31, 2018. The Company is in compliance with the Loan Agreement covenants as of December 31, 2017.

All amounts advanced under the Term Loan mature on February 1, 2021 and have an interest-only monthly payment period through August 1, 2018; the interest-only period may be extended to February 1, 2019 conditioned on the occurrence of such clinical and pre-clinical milestones referenced above. Following the interest-only payment period, the Company will begin making monthly payments of principal and interest until the maturity date. Interest will accrue on the unpaid principal balance at a floating per annum rate equal to the prime rate, except that, following an event of default, interest will accrue at a rate up to 5% above the rate that is otherwise applicable. The prime rate in effect from inception of the Term Loan through December 31, 2017 ranged from 4.25% to 4.5%. Lastly, debt issue costs in the amount of $0.1 million were incurred as of December 31, 2017 and were recorded as a discount to the Term Loan and are being amortized ratably to interest expense over the term of the loan.

The Loan Agreement requires the Company to pay the following fees: (i) upon the maturity, acceleration or prepayment of the Term Loan, a final payment fee of 10% of the funded principal amount of the Term Loan which was recorded as a liability upon issue and then discounted to be subsequently amortized ratably to interest expense over the term of the

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

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

The Company recorded $0.3 million in interest expense related to the Term Loan for the year ended December 31, 2017.

As of December 31, 2017, minimum aggregate future payments under the Term Loan are as follows (in thousands):

December 31,

2018	$2,104
2019	4,281
2020	4,099
2021	1,333
Total minimum payments	11,817
Amount representing interest and discounts	(1,779)
Present value of minimum payments	10,038
Current portion	(1,355)
Long-term portion	$8,683

Future minimum interest payments under the Term Loan are assumed at a 4.5% per annum rate.

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

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

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

In February 2016, certain investors agreed to loan the Company an additional $0.2 million for a revised financing total of $5.6 million. The Interim Notes continued to accrue interest at an 8% rate per annum compounded annually, but were amended to automatically convert into shares of the same class of the Company’s next Preferred Stock Financing. The conversion into shares issued in the Preferred Stock Financing would be equal to unpaid principal at 115% plus unpaid accrued interest. In the event that either a change of control occurs or the Company completes a public transaction which results in the Company’s stockholders holding securities listed on a national securities exchange, including an IPO, before the Preferred Stock Financing, the Interim Notes, as amended, would automatically convert into shares of the Company’s common stock at a conversion price of $6.70585 per share (which represents the original issue price of the Series A preferred stock as adjusted for the Reverse Stock Split) based on 100% of outstanding principal and unpaid accrued interest. Lastly, if a Preferred Stock Financing, change of control, or public transaction did not occur before December 31, 2016, the parties agreed to then negotiate a conversion price into a new round of stock.

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

On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Interim Notes, together with accrued interest thereon, converted into 1,656,807 shares of common stock. At the time of their issuance, the Interim Notes contained a conversion premium with regard to the conversion into shares at the time of the next Qualified Financing. The Company determined that the redemption feature under the Interim Notes qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the Interim Notes. The discount was amortized to interest expense over the term of the Interim Notes using the straight‑line method. The embedded derivative was accounted for separately on a fair market value basis. As a result of the conversion of the Interim Notes, together with accrued interest thereon, into common stock immediately prior to the closing of the IPO, there was no premium conversion derivative outstanding as of December 31, 2017 or 2016. The Company recorded the fair value changes of the premium conversion derivative associated with the Interim Notes to interest income (expense) that amounted to zero, $0.2 million, $(0.1) million for the years ended December 31, 2017, 2016 and 2015, respectively.

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

As a result of their conversion to common stock on August 10, 2016 as described above, there were no Interim Notes outstanding as of December 31, 2017 or 2016.

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

At the time of their issuance, the Convertible Notes contained a conversion premium with regard to the conversion into the Series A preferred stock. The Company determined that the redemption feature under the Convertible Notes qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the Convertible Notes. The discount was amortized to interest expense over the term of the Convertible Notes using the straight‑line method. The embedded derivative was accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium conversion derivative associated with the Convertible Notes to interest expense that amounted to $0.4 million for the year ended December 31, 2015. As a result of their conversion into shares of Series A preferred stock on March 31, 2015 as described above, there were no Convertible Notes outstanding during 2017 or 2016.

5. Commitments and Contingencies

Pfizer License Agreement

In April 2011, the Company and Pfizer Inc. (Pfizer) entered into an exclusive license agreement (the Pfizer Agreement) for the clinical product candidate gemcabene. In exchange for this worldwide exclusive right and license to certain patent rights to make, use, sell, offer for sale and import the clinical product gemcabene, the Company agreed to certain milestone and royalty payments on future sales (See Note 6 — License Agreement). As of December 31, 2017, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the license agreement, and as such, no liabilities were recorded related to the license agreement.

Series A Preferred Stock Dividends

Holders of the Series A preferred stock were entitled to cumulative accruing dividends at a simple rate of 8% per year on the original issue price of the preferred stock of $6.70585 per share, as adjusted for the Reverse Stock Split. The dividends effectively accrued daily on each share of preferred stock. The dividends were payable upon the earliest to occur of (1) the date determined by the Board, (2) the liquidation of the Company (including a deemed liquidation event) or (3) the conversion or redemption of at least a majority of the outstanding shares of Series A preferred stock. If the board reasonably believed that the Company was not legally able to pay the dividends in cash at the payment date, or if elected by the majority of the Series A preferred stockholders or if issued in connection with an IPO, the dividends were to be paid in shares of common stock at the conversion price for the Series A preferred stock in effect at that time, which was the original issue price of the Series A preferred stock as adjusted from time to time for any stock dividends, combinations, splits or recapitalizations. Since the dividends were payable upon a contingent event, the Company did not record them in the accompanying financial statements as of December 31, 2015; however, cumulative unpaid dividends for the Series A preferred stock totaled $0.3 million as of December 31, 2015. On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Series A preferred stock, together with accrued dividends thereon, converted into 827,205 shares of common stock, and as such, there were no cumulative unpaid dividends for the Series A preferred stock as of December 31, 2017 and 2016.

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

Other Agreements

Both cancellable and non-cancellable facility agreements were in place that provided for fixed monthly rent for the years ended December 31, 2017, 2016 and 2015. The total rent expense was $0.1 million, $58,000 and $23,000 for the years ended December 31, 2017, 2016 and 2015, respectively. In May 2016, the Company entered into a new lease agreement for its headquarters location, commencing in August 2016. The initial term of the agreement is 3 years with an initial monthly base rent of approximately $8,400 and increasing to approximately $8,900 during the last year of the lease term. In conjunction with entering into the new lease agreement, the Company cancelled its original Northville, Michigan lease agreement, as amended, effective August 31, 2016 and renegotiated a new cancellable lease agreement for limited use of office space in the Northville location that expired in September 2017 that had nominal rent.

Future minimum lease payments under fixed non-cancellable operating leases that expire on various dates through August 2019 consist of the following (in thousands):

December 31,

2018	$104
2019	71
Total	$175

Other Commitments and Contingencies

In the ordinary course of business, from time to time, the Company may be subject to a broad range of claims and legal proceedings that relate to contractual allegations, patent infringement, employment-related matters and other claims. The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on its results of operations or financial position.

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

On March 31, 2015, upon the closing of the Series A preferred stock financing, the Company issued 675,250 shares of its common stock, at a fair market value of $0.9 million, to Pfizer in connection with the first equity payment, pursuant to which Pfizer became the owner of more than 5% of the Company’s capital stock. The transaction was recorded as acquired in‑process research and development expenses based on the fair market value of the common shares issued since no processes or activities that would constitute a “business” were acquired and none of the rights and underlying assets acquired had alternative future uses or reached a stage of technological feasibility. None of the other milestone or royalty payments were triggered as of December 31, 2017.

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

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

There were no dividends deemed payable and accrued as of December 31, 2017 or 2016 due to the conversion of the Series A preferred stock, together with accrued dividends thereon, on August 10, 2016 immediately prior to the closing of the IPO.

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

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

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

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

and/or conversion features of the Series A preferred stock were not considered an embedded derivative that required bifurcation.

8. Stockholders’ Equity (Deficit)

Common Stock

The Company had 10,633,042 and 9,270,255 shares of its common stock issued and outstanding as of December 31, 2017 and 2016, respectively. Voting, dividend and liquidation rights of the holders of the common stock are subject to the Company’s articles of incorporation and corporate bylaws.

On March 15, 2017, the Company issued and sold 1,324,256 units at a price of $9.47 per unit for gross proceeds of approximately $12.5 million in connection with the Private Placement. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.75 shares of common stock. The issuance costs incurred through December 31, 2017 related to the Private Placement were $1.3 million.

Warrants

In connection with the Private Placement, the Company issued warrants to purchase an additional 993,204 shares of common stock. The warrants have a term of five years and were exercisable immediately upon issue with an exercise price equal to $10.40 per share. The warrants were classified as additional paid-in capital and recorded based on their relative fair value to the underlying common shares issued in the Private Placement. The fair market value of the warrants was approximately $4.9 million. The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.0%, a contractual term of five years, zero dividend yield and a volatility factor of 65.1%. During the year ended December 31, 2017, 15,000 warrant shares were exercised. As of December 31, 2017, 978,204 warrant shares were outstanding.

Dividend Rights

Common stock holders are entitled to receive dividends at the sole discretion of the board of directors of the Company. There have been no dividends declared on common stock as of December 31, 2017.

Voting Rights

The holders of common stock are entitled to one vote for each share of common stock along with all other classes and series of stock of the Company on all actions to be taken by the stockholders of the Company, including actions that would amend the certificate of incorporation of the Company to increase the number of authorized shares of the common stock.

Liquidation Rights

In the event of any liquidation, dissolution, or winding‑up of the Company, the holders of common stock shall be entitled to share in the remaining assets of the Company available for distribution post preferential distributions made to holders of the Company’s preferred stock. There was no preferred stock outstanding as of December 31, 2017 and 2016.

Deferred Offering Costs

Costs incurred related to the Private Placement of $1.3 million through December 31, 2017 were offset against proceeds received from the Private Placement. In addition, IPO offering costs of $4.2 million, consisting of underwriting discounts and commissions, legal, accounting and other direct fees and costs, were initially capitalized and subsequently offset against the Company’s IPO proceeds upon the close of the offering in August 2016. There were $21,000 of deferred offering costs capitalized at December 31, 2017 related to a public offering of our common stock that was consummated in the first quarter of 2018 (See Note 16 — Subsequent Events). There were no deferred offering costs capitalized as of December 31, 2016.

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

9. Share‑Based Compensation

Share-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying statements of comprehensive loss (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
General and administrative	$4,091	$1,166	$284
Research and development	1,182	552	—
Total share-based compensation	$5,273	$1,718	$284

Restricted Stock Awards

During the years ended December 31, 2017 and 2016, the Company did not grant any restricted stock awards (RSAs). During the year ended December 31, 2015, the Company granted an aggregate of 44,657 RSAs to certain of its employees, members of its board of directors and consultants subject to a 2014 Shareholders Agreement (the Agreement). The RSAs were subject to various vesting schedules and generally vested ratably over a six to twenty four month period coinciding with their respective service periods. During the years ended December 31, 2017, 2016 and 2015, no RSAs were forfeited.

A summary of RSA grant activity is as follows:

	Number of	Weighted-Average
	Shares	Fair Value (per share)

Non‑vested at December 31, 2014	994,613	$0.09
Granted	44,567	$0.21
Vested	(691,087)	$0.09
Non‑vested at December 31, 2015	348,093	$0.09
Granted	—	$—
Vested	(344,084)	$0.09
Non‑vested at December 31, 2016	4,009	$0.21
Granted	—	$—
Vested	(4,009)	$0.21
Non‑vested at December 31, 2017	—	$—

The grant‑date fair value of the RSAs issued during the year ended December 31, 2015 was $9,000. Grant date fair market value for the RSAs issued prior to the IPO was based on traditional valuation techniques and methods in determining the fair value of the Company’s equity as a private company including market, income, and cost valuation approaches. A number of objective and subjective factors were considered including contemporaneous and retrospective valuations of its common stock performed by an unrelated valuation specialist, sales of the Company’s convertible preferred stock to unrelated third parties, valuations of comparable peer public companies, the lack of liquidity of the Company’s capital stock and general and industry‑specific economic outlook. The fair value of the Company’s common stock was determined by the Company’s board of directors prior to the IPO.

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

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

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

During the years ended December 31, 2017, 2016 and 2015, the Company granted an aggregate of 150,500, 1,825,700 and 305,278, respectively, of stock options under the A&R 2015 Plan or the 2015 Plan to its officers, directors, employees and consultants, generally vesting over a three or four-year period.

Inducement Plan

In September 2016 the Company’s board of directors approved the Company’s Inducement Plan (the Inducement Plan). The Company initially reserved 300,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The Plan was approved by the Company’s board of directors without stockholder approval pursuant to Rule 5635(c)(4), and the terms and conditions of the Plan are substantially similar to the Company’s stockholder-approved A&R 2015 Plan. During the years ended December 31, 2017 and 2016, 98,000 and 198,000 stock options to newly-hired officers and employees were granted, respectively, under the Inducement Plan, generally vesting over a four-year period.

The following table summarizes the Company’s stock option plan activity for the years ended December 31, 2017, 2016 and 2015 as follows:

			Weighted‑
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value(1)

Outstanding at December 31, 2014	—	$—	—	$—
Granted	305,278	$2.42	—	—
Exercised	(2,436)	$1.34	—	—
Forfeited/Cancelled	—	$—	—	—
Outstanding at December 31, 2015	302,842	$2.43	9.60	$1,031,000
Granted	2,023,700	$10.07	—	—
Exercised	—	$—	—	—
Forfeited/Cancelled	(83,742)	$9.12	—	—
Outstanding at December 31, 2016	2,242,800	$9.07	9.48	$(2,759,000)
Granted	248,500	$12.24	—	—
Exercised	(23,910)	$1.92	—	—
Forfeited/Cancelled	(3,250)	$1.34	—	—
Outstanding at December 31, 2017	2,464,140	$9.46	8.58	$(3,715,000)
Vested and exercisable at December 31, 2017	1,204,533	$8.53	8.45	$(699,000)
Vested and expected to vest at December 31, 2017	2,464,140	$9.46	8.58	$(3,715,000)

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of December 31, 2017, 2016 and 2015 of $7.95, $7.84 and $5.83 per share, respectively.

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

The weighted average fair value per share of options granted during the years ended December 31, 2017, 2016 and 2015 was $7.35, $6.37 and $1.50, respectively.

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

For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, and stage of life cycle. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The average expected life of the options was determined based on the mid‑point between the vesting date and the end of the contractual term according to the “simplified method” as described in Staff Accounting Bulletin 110. The risk‑free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. The Company records forfeitures when they occur.

The weighted‑average assumptions used in the Black‑Scholes option‑pricing model are as follows:

	Year Ended
	December 31,
	2017	2016	2015

Expected stock price volatility	65.8%	71.4%	71.0%
Expected life of options (years)	5.9	6.0	5.5
Expected dividend yield	0%	0%	0%
Risk free interest rate	2.0%	1.2%	1.7%

During the years ended December 31, 2017, 2016 and 2015, 861,645, 276,248 and 104,907 stock options vested, respectively. The weighted average fair value per share of options vesting during the years ended December 31, 2017, 2016 and 2015 was $9.45, $4.59 and $1.05, respectively. During the years ended December 31, 2017 and 2016, 3,250 and 83,742 stock options were forfeited, respectively. During the year ended December 31, 2015, no stock options were forfeited. As of December 31, 2017, 212,329 shares were available for future issuance under the A&R 2015 and Inducement Plans.

Under the A&R 2015 Plan, common shares reserved automatically increase on January 1st of each year, for a period of 10 years commencing on January 1, 2017 and ending on (and including) January 1, 2026, to an amount equal to 20% of the Company’s fully-diluted shares as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the shares reserved for such year, or that the increase in shares reserved for such year will be a lesser number of shares than what would have otherwise been allowed to occur under the provision. Effective January 1, 2018, 415,077 shares were added to the AR 2015 Plan under the share reserve provision. There were no shares added to the A&R 2015 Plan under the share reserve provision during fiscal year 2017.

Unrecognized share‑based compensation cost for the RSAs and stock options issued under the Company’s 2014 Shareholders Agreement, A&R 2015 Plan and Inducement Plan was $6.9 million as of December 31, 2017. All of the unrecognized compensation cost was related to the stock options. The non‑employee portion of the unrecognized compensation cost was estimated utilizing the Company’s fair market value for its common stock as of December 31, 2017. The unrecognized share‑based expense is expected to be recognized over a weighted average period of 2.3 years.

Adoption of 2016 Employee Stock Purchase Plan

In April 2016 the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (the ESPP) in order to enable eligible employees to purchase shares of the Company’s common stock at a discount following the effective date

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

of the IPO. The Company’s stockholders also approved the ESPP in April 2016 and the ESPP became effective immediately upon the execution and delivery of the underwriting agreement related to the IPO. The Company initially reserved 150,000 shares of common stock for issuance under the ESPP. As of December 31, 2017, no shares were purchased under the ESPP.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s RSAs, stock options, warrants, shares of Series A preferred stock, Convertible Notes and Interim Notes are considered common stock equivalents while outstanding for this purpose. Diluted earnings is computed utilizing the treasury method for the RSAs, stock options and warrants, and in the case of the Series A preferred stock, either the two‑class method or the if‑converted method, whichever was more dilutive. Diluted earnings with respect to the Convertible Notes and Interim Notes utilized the if‑converted method, but was not applicable during the years ended December 31, 2017, 2016 and 2015 as no conditions required for conversion had occurred during these periods while the instruments were outstanding. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti‑dilutive given the net loss reported for the years ended December 31, 2017, 2016 and 2015. The following table sets forth the computation of basic and diluted loss per share as of December 31, 2017, 2016 and 2015 (in thousands, except share and per share amounts):

	Year Ended
	2017	2016	2015
Numerator:
Net loss	$(33,415)	$(14,586)	$(9,029)
Adjustment to redemption value on Series A convertible preferred stock	—	(366)	(2,968)
Premium upon substantial modification of convertible notes with certain stockholders	—	—	(1,047)
Net loss attributed to common stock holders	$(33,415)	$(14,952)	$(13,044)
Denominator:
Basic and diluted weighted average common shares outstanding	10,349,136	5,809,396	2,875,053
Basic and diluted net loss per share	$(3.23)	$(2.57)	$(4.54)

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti‑dilutive:

	Year Ended
	2017	2016	2015
Stock options	2,464,140	2,242,800	302,842
Restricted stock awards	—	4,009	348,093
Warrants	978,204	—	—
Series A	—	—	745,637
Convertible notes	—	—	828,751

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

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

As of December 31, 2017 and 2016, the fair values of cash and cash equivalents, other assets, accounts payable and accrued liabilities approximated their carrying values because of the short‑term nature of these assets or liabilities. The estimated fair value of the Company’s Interim Notes prior to conversion upon the close of the IPO, and Term Loan was based on amortized cost which was deemed to approximate fair value. The derivative liability associated with the conversion premium on the Interim Notes was based on cash flow models discounted at current implied market rates evidenced in recent arms‑length transactions representing expected returns by market participants for similar instruments which were based on Level 3 inputs.

The following table provides a roll‑forward of the Company’s premium conversion derivative liabilities measured at fair value on a recurring basis using unobservable level 3 inputs (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Balance as of beginning of period	$—	$345	$73
Issuance of underlying convertible notes	—	505	842
Change in fair value of premium conversion derivative	—	(850)	297
Reversal of premium conversion derivative associated with note extinguishment	—	—	(182)
Redemption of underlying convertible notes	—	—	(685)
Balance as of end of period	$—	$—	$345

There were no financial instruments measured on a recurring basis as of December 31, 2017 and 2016 and on a non‑recurring basis for any of the periods presented.

12. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the TCJA), which significantly modified U.S. corporate income tax law, was signed into law by President Trump. The TCJA contains significant changes to corporate income taxation, including but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and changes to the deductibility of research and experimental expenditures that will be effective in the future). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law.

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

The Company has recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing and recorded a provisional reduction of $6.8 million to its gross deferred tax assets in the fourth quarter of 2017, the period in which the legislation as enacted. The provisional reduction was fully offset by an equal reduction in the Company’s valuation allowance given the Company’s historical net losses, resulting in no net income tax expense being recorded. The Company may adjust these provisional amounts in future periods if its interpretation of the TCJA changes or as additional guidance becomes available. Any subsequent adjustment to these amounts is not expected to have a significant impact due to the valuation allowance.

The effective tax rate for the years ended December 31, 2017, 2016 and 2015 was zero percent. A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying statements of comprehensive loss is as follows:

	For the Year Ended December 31,
	2017	2016	2015
Income tax (benefit) provision at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Valuation allowance	21.0	40.2	38.2
U.S. tax reform	20.2	—	—
State income tax, net of federal benefit	(4.1)	(4.7)	(4.0)
Convertible notes	—	1.1	0.6
Research credits	(3.6)	(4.0)	(1.1)
Other	0.5	1.4	0.3
Effective tax rate	—%	—%	—%

Significant components of the Company’s deferred tax assets and liabilities are summarized in the tables below as of (in thousands):

	Year Ended December 31,
Deferred tax assets:	2017	2016
Federal and state operating loss carryforwards	$3,349	$2,289
Research and development costs deferral election	8,881	5,254
Acquired intangibles	235	351
Accruals	—	13
Term loan	33	—
Charitable contributions	14	12
Stock-based compensation	1,722	633
Research and development credit carryforwards	1,947	768
	16,181	9,320
Valuation allowance	(16,181)	(9,320)
Total deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities:
Total deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

As of December 31, 2017 and 2016, the Company had gross deferred tax assets of approximately $16.2 million and $9.3 million, respectively. Realization of the deferred assets is primarily dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has had significant pre‑tax losses since its inception. The Company has not yet generated revenues and faces significant challenges to becoming profitable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of $16.2 million and $9.3 million as of December 31,

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

2017 and 2016, respectively. U.S. net deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability or another source of income.

As of December 31, 2017 and 2016, the tax effect of the Company’s federal net operating loss carryforwards was approximately $2.8 million and $2.1 million, respectively. The Company had federal research credit carryforwards as of December 31, 2017 and 2016 of approximately $1.9 million and $0.7 million, respectively. The federal net operating loss and tax credit carryforwards will begin to expire in 2034 if not utilized. As of December 31, 2017 and 2016, the Company had state net operating loss carryforwards with a tax effect of approximately $0.6 million and $0.2 million, respectively. The Company had state research credit carryforwards of $45,000 and $24,000 as of December 31, 2017 and 2016, respectively. The state net operating loss carryforwards will begin to expire in 2026, if not utilized, and the state research credit carryforwards will begin to expire in 2023 if not utilized. Recent tax reform legislation has significantly revised the rules applicable to the utilization of net operating losses for tax years either beginning or ending after January 1, 2018.

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2017 and 2016, and as such, no interest or penalties were recorded to income tax expense.

The Company’s corporate returns are subject to examination for the 2014, 2015 and 2016 tax years for federal income tax purposes and subject to examination for the 2015 and 2016 tax years in various state jurisdictions. Prior to these periods, the Company filed partnership returns, resulting in its income being passed through to its members.

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

13. Supplementary Data — Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly financial information for each of the eight fiscal quarters in the period ended December 31, 2017. This quarterly information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for these quarterly periods are not necessarily indicative of the operating results for a full year or any future period.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
	(in thousands, except per share amounts)
Operating expenses:
General and administrative	$1,487	$2,050	$4,678	$2,223
Research and development	5,080	6,489	5,837	5,280
Total operating expenses	6,567	8,539	10,515	7,503
Loss from operations	(6,567)	(8,539)	(10,515)	(7,503)
Interest (expense) income	(179)	(132)	13	12
Other expense	—	—	—	(5)
Loss before income taxes	(6,746)	(8,671)	(10,502)	(7,496)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(6,746)	(8,671)	(10,502)	(7,496)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(6,746)	$(8,671)	$(10,502)	$(7,496)
Net loss per share:
Basic and diluted (A)	$(0.63)	$(0.82)	$(0.99)	$(0.79)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2016 (B)	2016 (B)	2016	2016
	(in thousands, except per share amounts)
Operating expenses:
General and administrative	$2,389	$1,466	$1,051	$1,050
Research and development	4,839	1,936	789	1,176
Total operating expenses	7,228	3,402	1,840	2,226
Loss from operations	(7,228)	(3,402)	(1,840)	(2,226)
Interest income (expense)	13	(475)	449	127
Other income (expense)	1	(1)	—	(4)
Loss before income taxes	(7,214)	(3,878)	(1,391)	(2,103)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(7,214)	(3,878)	(1,391)	(2,103)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(7,214)	$(3,878)	$(1,391)	$(2,103)
Net loss	$(7,214)	$(3,878)	$(1,391)	$(2,103)
Adjustment to redemption value on Series A convertible preferred stock	—	(67)	(150)	(149)
Net loss attributable to common stockholders	$(7,214)	$(3,945)	$(1,541)	$(2,252)
Net loss per share:
Basic and diluted (A)	$(0.78)	$(0.56)	$(0.42)	$(0.65)

(A)	Net loss per share for the year may not equal the sum of the four historical quarters loss per share due to changes in weighted-average shares outstanding.
(B)

Activity for the quarterly periods ending December 31, 2016 reflects activity both before and after the IPO depicting a ramp-up of research and development expenses given the additional IPO proceeds and an increase in general and administrative expenses attributed to becoming a public company.

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

14. Related Party Transactions

The Company rented an office in Northville, Michigan from an LLC owned by two officers under short‑term agreements during the years ended December 31, 2017, 2016 and 2015. The original facility lease, as amended, was cancelled and replaced with a cancellable lease agreement in August 2016 for limited use of office space in the same Northville location. The new lease agreement became effective in August 2016 and expired in September 2017. Rent expense under the related party agreements was nominal during the year ended December 31, 2017 and was $21,000 and $23,000 during the years ended December 31, 2016 and 2015, respectively.

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

15. Defined Contribution Plan

The Company adopted a 401(k) defined contribution plan on September 5, 2017, effective as of January 1, 2017, for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the plan subject to federal law limits. Effective January 1, 2018, the Company will make matching contributions on deferrals at 100% of deferrals up to 3% of one’s contributions and 50% on deferrals over 3%, but not exceeding 5% of one’s contributions in order to satisfy certain non-discrimination tests required by the Internal Revenue Code. Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches vest over a six-year period

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

beginning on the second anniversary of an employee’s date of hire. No matching contribution obligations were recorded by the Company as of December 31, 2017.

16.  Subsequent Events

In the first quarter of 2018, the Company completed an underwritten public offering of 3,592,858 shares of common stock, including 450,000 shares of our common stock purchased by the underwriters upon the partial exercise of their overallotment option, at the public offering price of $7.00 per share. The Company received net proceeds of approximately $23.0 million after deducting underwriting discounts and commissions and offering expenses. The offering included 14,286 shares sold to 1 officer, for aggregate proceeds totaling approximately $0.1 million and 71,429 shares sold to 1 investor who is related to 1 officer and board member, for proceeds totaling approximately $0.5 million.

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

Under the supervision of and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2017. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, including our Interim Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), recognizes that our internal control over financial reporting cannot prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of December 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included in and incorporated by reference from the Company’s Definitive Proxy Statement (the “Proxy Statement”) for our 2018 Annual Meeting of Stockholders, which will be filed by the Company with the SEC within 120 days of the end of the fiscal year covered by this Report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in and incorporated by reference from the Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

  1. Financial Statements

    See Index to Financial Statements at Item 8 herein.

  2. Financial Statement Schedules

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Beginning	Additions			Ending
	Balance of	Charged to	Charged to		Balance of
Description	Period	Costs and Expenses	Paid in Capital	Releases	Period

(in thousands)

For the Year Ended December 31, 2015
Valuation allowance for deferred taxes	$72	$3,447	$138	$—	$3,657
For the Year Ended December 31, 2016
Valuation allowance for deferred taxes	$3,657	$5,937	$(274)	$—	$9,320
For the Year Ended December 31, 2017
Valuation allowance for deferred taxes	$9,320	$6,861	$—	$—	$16,181

No other financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or notes thereto.

  3. Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

1.1

Equity Distribution Agreement, dated September 1, 2017, by and between the Registrant and Piper Jaffray & Co. (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3, File No. 333-220315, filed on September 1, 2017).

1.2

Underwriting Agreement, by and between Gemphire and Piper Jaffray & Co. dated February 8, 2018 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on February 12, 2018).

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

4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on March 13, 2017).
10.1*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-210815, filed on April 18, 2016).
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

10.10

Form of Note Purchase Agreement dated July 31, 2015 as amended on December 10, 2015, March 27, 2016 and April 14, 2016 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 333-210815, filed on April 18, 2016).

10.11	Form of Joinder Agreement to Note Purchase Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 333-210815, filed on April 18, 2016).
10.12

Fourth Amendment to Note Purchase Agreement and Convertible Promissory Notes dated April 26, 2016 (incorporated by reference to Exhibit 10.14 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-210815, filed on June 13, 2016).

10.13*

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-210815, filed on June 13, 2016).

10.14*	Gemphire Therapeutics Inc. Inducement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on October 3, 2016).
10.15*

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Gemphire Therapeutics Inc. Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on October 3, 2016).

10.16	Form of Securities Purchase Agreement, dated March 10, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on March 13, 2017).
10.17	Form of Registration Rights Agreement, dated March 10, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on March 13, 2017).
10.18

Loan and Security Agreement dated as of July 24, 2017 by and between Gemphire Therapeutics Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8- K, File No. 001-37809, filed on July 25, 2017).

10.19*

Separation and Release Agreement between Gemphire Therapeutics Inc. and Mina Sooch dated May 30, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-37809, filed on August 14, 2017).

10.20*

Offer Letter between Gemphire Therapeutics Inc. and Dr. Steve Gullans dated June 8, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-37809, filed on August 14, 2017).

23.1	Consent of Ernst &Young LLP
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
+	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment request under Rule 406 promulgated under the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2018	GEMPHIRE THERAPEUTICS INC.

	By:	/S/ STEVEN GULLANS
Steven Gullans, Ph.D.
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ STEVEN GULLANS	Interim President and Chief Executive Officer	March 20, 2018
Steven Gullans, Ph.D.	(Principal Executive Officer)

/s/ Jeffrey S. Mathiesen	Chief Financial Officer (Principal Financial and	March 20, 2018
Jeffrey S. Mathiesen	Accounting Officer)

/s/ Charles l. bisgaier, Ph.D.	Chief Scientific Officer and Chairman of the	March 20, 2018
Charles L. Bisgaier, Ph.D.	Board of Directors

/s/ P. KENT HAWRYLUK	Member of the Board of Directors	March 20, 2018
P. Kent Hawryluk

/s/ KENNETH KOUSKY	Member of the Board of Directors	March 20, 2018
Kenneth Kousky

/s/ PEDRO LICHTINGER	Member of the Board of Directors	March 20, 2018
Pedro Lichtinger

/s/ ANDREW SASSINE	Member of the Board of Directors	March 20, 2018
Andrew Sassine