Form 10-Q
period 2018-03-31
Gemphire Therapeutics Inc.
filed 2018-05-08
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of May 4, 2018 was 14,232,313.

Gemphire Therapeutics Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Gemphire Therapeutics Inc.

Condensed Balance Sheets

(in thousands, except share amounts and par value)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,461	$18,473
Prepaid expenses	300	490
Deferred offering costs	—	21
Other assets	68	25
Total current assets	34,829	19,009
Deposits	8	8
Total assets	$34,837	$19,017
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,848	$4,025
Accrued liabilities	1,054	1,010
Term loan - current portion	2,355	1,355
Total current liabilities	6,257	6,390
Long-term liabilities:
Term loan	7,760	8,683
Other liabilities	3	3
Total liabilities	14,020	15,076
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2018 and December 31, 2017, no shares issued or outstanding as of March 31, 2018 and December 31, 2017.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2018 and December 31, 2017, 14,232,313 and 10,633,042 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	22	18
Additional paid–in capital	88,493	64,397
Accumulated deficit	(67,698)	(60,474)
Total stockholders’ equity	20,817	3,941
Total liabilities and stockholders’ equity	$34,837	$19,017

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Operating expenses:
General and administrative	$2,087	$2,223
Research and development	4,977	5,280
Total operating expenses	7,064	7,503
Loss from operations	(7,064)	(7,503)
Interest (expense) income	(160)	12
Other expense	—	(5)
Loss before income taxes	(7,224)	(7,496)
Provision (benefit) for income taxes	—	—
Net loss	(7,224)	(7,496)
Other comprehensive loss, net of tax	—	—
Comprehensive loss	$(7,224)	$(7,496)
Net loss per share:
Basic and diluted (Note 9)	$(0.58)	$(0.79)
Number of shares used in per share calculations:
Basic and diluted	12,439,591	9,521,224

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid–In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2017	—	$—	9,270,255	$17	$47,674	$(27,059)	$20,632
Issuance of common stock from private placement	—	—	1,324,256	1	8,978	—	8,979
Issuance of detachable stock warrants in connection with private placement	—	—	—	—	3,562	—	3,562
Issuance costs of private placement	—	—	—	—	(1,219)	—	(1,219)
Exercise of stock options	—	—	2,327	—	3	—	3
Share–based compensation — employee	—	—	—	—	829	—	829
Share–based compensation — non–employee	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	(7,496)	(7,496)
Balance at March 31, 2017	—	$—	10,596,838	$18	$59,834	$(34,555)	$25,297

Balance at January 1, 2018	—	$—	10,633,042	$18	$64,397	$(60,474)	$3,941
Issuance of common stock	—	—	3,592,858	4	25,146	—	25,150
Issuance costs	—	—	—	—	(2,093)	—	(2,093)
Exercise of stock options	—	—	6,413	—	23	—	23
Share–based compensation — employee	—	—	—	—	1,019	—	1,019
Share–based compensation — non–employee	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(7,224)	(7,224)
Balance at March 31, 2018	—	$—	14,232,313	$22	$88,493	$(67,698)	$20,817

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Operating activities
Net loss	$(7,224)	$(7,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,020	836
Non-cash discount amortization on term loan	77	—
Change in assets and liabilities:
Prepaid expenses and other assets	168	161
Accounts payable	(1,304)	1,473
Accrued and other liabilities	27	(1,197)
Net cash used in operating activities	(7,236)	(6,223)
Investing activities
Net cash provided by (used in) investing activities	—	—
Financing activities
Exercise of stock options	23	3
Proceeds from sale of common stock	25,150	12,541
Offering costs	(1,949)	(1,072)
Net cash provided by financing activities	23,224	11,472
Net increase in cash and cash equivalents	15,988	5,249
Cash and cash equivalents at beginning of period	18,473	24,033
Cash and cash equivalents at end of period	$34,461	$29,282
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$112	$—
Supplemental non-cash financing transactions:
Offering costs in accounts payable and accrued liabilities	$144	$147

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

Follow-On Public Offering

On February 12, 2018, the Company completed an underwritten public offering (the Follow-On Offering) of 3,142,858 shares of common stock at the public offering price of $7.00 per share. As part of such offering, the Company issued 450,000 additional shares of common stock representing partial exercise of the underwriters’ overallotment option. The

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

Company received net proceeds of approximately $23.1 million after deducting underwriting discounts and commissions and offering expenses.

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

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed financial statements may not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018. The condensed balance sheet at December 31, 2017 was derived from the audited financial statements.

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

Fair Value of Financial Instruments

The Company’s condensed financial instruments include principally cash and cash equivalents, other current assets, accounts payable, accrued liabilities and debt. The carrying amounts for these condensed financial instruments reported in the balance sheets approximate their fair values. See Note 10 — Fair Value Measurements, for further discussion of fair value.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel‑related costs, including salaries and share‑based compensation costs, for personnel in functions not directly associated with research and development activities. Other

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

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

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The objective of this ASU is to eliminate the diversity in practice related to the classification of  restricted cash or restricted cash equivalents in the statement of cash flows. For public business entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

should be applied retrospectively to all periods presented. The Company adopted this standard on January 1, 2018 and it did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment awards require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company has adopted this standard on January 1, 2018 and it did not have a material impact on the Company’s financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), that codified the SEC Staff Accounting Bulletin 118 (SAB 118) issued on December 22, 2017, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its financial statements.

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers — Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In January 2017 and September 2017, the FASB issued several amendments to ASU 2014‑09, including updates stemming from SEC Accounting Staff Announcement in July 2017. The amendments and updates included clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identification of performance obligations. These amendments and updates do not change the core principle of the standard but provide clarity and implementation guidance. The Company has adopted this standard on January 1, 2018 and selected the modified retrospective transition method. The Company modified its accounting policies to reflect the requirements of this standard; however, the planned adoption will not affect the Company’s financial statements and related disclosures for these periods or future periods until the Company generates revenues.

Recent Accounting Pronouncements Not Yet Adopted

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

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

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

3. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued compensation and other payroll liabilities	$293	$306
Legal costs	253	91
Accrued interest	39	38
Other research and development expenses	427	522
Other general and administrative expenses	42	53
Total	$1,054	$1,010

4. Debt

Term Loan

On July 24, 2017, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB) for a term loan of up to $15.0 million (the Term Loan), subject to funding in several tranches. The Company drew the initial tranche of $10.0 million on July 24, 2017. Conditioned on the occurrence of certain clinical and pre-clinical milestones, an additional tranche of $5.0 million may be available to be drawn by the Company through July 31, 2018. The Company is in compliance with the Loan Agreement covenants as of March 31, 2018.

All amounts advanced under the Term Loan mature on February 1, 2021 and have an interest-only monthly payment period through August 1, 2018; the interest-only period may be extended to February 1, 2019 conditioned on the occurrence of such clinical and pre-clinical milestones referenced above. Following the interest-only payment period, the Company will begin making monthly payments of principal and interest until the maturity date. Interest will accrue on the unpaid principal balance at a floating per annum rate equal to the prime rate, except that, following an event of default, interest will accrue at a rate up to 5% above the rate that is otherwise applicable. The prime rate in effect for the first quarter ending March 31, 2018 ranged from 4.5% to 4.75%. Lastly, debt issue costs in the amount of $0.1 million were incurred as of March 31, 2018 and December 31, 2017 and were recorded as a discount to the Term Loan and are being amortized ratably to interest expense over the term of the loan.

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

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

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

The Company recorded $0.2 million and zero in interest expense related to the Term Loan for the three months ended March 31, 2018.

As of March 31, 2018, the minimum aggregate future payments under the Term Loan are as follows (in thousands):

March 31,

2018	$2,009
2019	4,297
2020	4,105
2021	1,333
Total minimum payments	11,744
Amount representing interest and discounts	(1,629)
Present value of minimum payments	10,115
Current portion	(2,355)
Long-term portion	$7,760

Future minimum interest payments under the Term Loan are assumed at a 4.75% per annum rate.

5. Commitments and Contingencies

Pfizer License Agreement

In April 2011, the Company and Pfizer Inc. (Pfizer) entered into an exclusive license agreement (the Pfizer Agreement) for the clinical product candidate gemcabene. In exchange for this worldwide exclusive right and license to certain patent rights to make, use, sell, offer for sale and import the clinical product gemcabene, the Company agreed to certain milestone and royalty payments on future sales (See Note 6 — License Agreement). As of March 31, 2018, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the license agreement, and as such, no liabilities were recorded related to the license agreement.

Other Agreements

In May 2016, the Company entered into a non-cancellable lease agreement for its headquarters location, commencing in the third quarter of 2016. The initial term of the agreement is 3 years with an initial monthly base rent of approximately $8,400 and increasing to approximately $8,900 during the last year of the lease term. In conjunction with entering into the new lease agreement, the Company cancelled its original Northville, Michigan lease agreement, as amended, effective August 31, 2016 and renegotiated a new cancellable lease agreement for limited use of office space in the Northville location that expired in September 2017 that had nominal rent. The total rent expense was $26,000 during both of the three month periods ended March 31, 2018 and 2017.

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

Future minimum lease payments under the fixed non-cancellable operating lease through the August 2019 expiration date consist of the following (in thousands):

March 31,

2018	$78
2019	71
Total	$149

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

On March 31, 2015, upon the closing of the Series A preferred stock financing, the Company issued 675,250 shares of its common stock, at a fair market value of $0.9 million, to Pfizer in connection with the first equity payment, pursuant to which Pfizer became the owner of more than 5% of the Company’s capital stock. The transaction was recorded as acquired in‑process research and development expenses based on the fair market value of the common shares issued since no processes or activities that would constitute a “business” were acquired and none of the rights and underlying assets acquired had alternative future uses or reached a stage of technological feasibility. None of the other milestone or royalty payments were triggered as of March 31, 2018.

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

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

Pfizer has a non-exclusive, sub licensable, royalty-free right and license for non-commercial research or development purposes to intellectual property rights relating to gemcabene that are developed by the Company after the effective date of the license with Pfizer.

7. Stockholders’ Equity

Common Stock

The Company had 14,232,313 and 10,633,042 shares of its common stock issued and outstanding as of March 31, 2018 and December 31, 2017, respectively. Voting, dividend and liquidation rights of the holders of the common stock are subject to the Company’s articles of incorporation, corporate bylaws and underlying shareholder agreements.

In the first quarter of 2018, the Company completed the Follow-On Offering of 3,592,858 shares of common stock which includes 450,000 shares of common stock purchased by the underwriters upon the partial exercise of their overallotment option, at the public offering price of $7.00 per share. The Company received net proceeds of approximately $23.1 million after deducting underwriting discounts and commissions and offering expenses. The costs incurred related to the Follow-On Offering were $2.1 million through March 31, 2018.

On March 15, 2017, the Company issued and sold 1,324,256 units at a price of $9.47 per unit for gross proceeds of approximately $12.5 million in connection with the Private Placement. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.75 shares of common stock. The Company received net proceeds of approximately $11.2 million after deducting underwriting discounts and commissions and offering expenses. Offering costs incurred related to the 2017 Private Placement were $1.3 million through December 31, 2017 and March 31, 2018.

Warrants

In connection with the Private Placement, the Company issued warrants to the investors participating in the financing to purchase an additional 993,204 shares of common stock. The warrants have a term of five years and were exercisable immediately upon issuance with an exercise price equal to $10.40 per share. The warrants were classified as additional paid-in capital and recorded based on their relative fair value to the underlying common shares issued in the Private Placement. The fair market value of the warrants was approximately $4.9 million. The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.0%, a contractual term of five years, zero dividend yield and a volatility factor of 65.1%. During the three month periods ending March 31, 2018 and 2017, no warrant shares were exercised. As of March 31, 2018, 978,204 warrant shares were outstanding.

Dividend Rights

Common stock holders are entitled to receive dividends at the sole discretion of the board of directors of the Company. There have been no dividends declared on common stock as of March 31, 2018.

Voting Rights

The holders of common stock are entitled to one vote for each share of common stock along with all other classes and series of stock of the Company on all actions to be taken by the stockholders of the Company, including actions that would amend the certificate of incorporation of the Company to increase the number of authorized shares of the common stock.

Liquidation Rights

In the event of any liquidation, dissolution, or winding‑up of the Company, the holders of common stock shall be entitled to share in the remaining assets of the Company available for distribution post preferential distributions made to preferred stockholders, if any.

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

8. Share‑Based Compensation

Share-based compensation expense was included in general and administrative and research and development expenses as follows in the accompanying condensed statements of comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2018	2017
General and administrative	$711	$569
Research and development	309	267
Total share-based compensation	$1,020	$836

Restricted Stock Awards

During the three months ended March 31, 2018 and 2017, the Company did not grant any restricted stock awards (RSAs). The RSAs previously granted were subject to various vesting schedules and generally vested ratably over a six to 24 month period coinciding with their respective service periods. During the three months ended March 31, 2018 and 2017, zero and 4,009 RSAs vested, respectively. No RSAs were forfeited during the three months ended March 31, 2018 or 2017.

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

Amended and Restated 2015 Equity Incentive Plan

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

Under the A&R 2015 Plan, the number of shares of common stock reserved for issuance thereunder automatically increases on January 1st of each year, for a period of 10 years commencing on January 1, 2017 and ending on (and including) January 1, 2026, to an amount equal to 20% of the Company’s fully-diluted shares as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the shares reserved for such year, or that the increase in shares reserved for such year will be less than would have otherwise been allowed under the provision. Effective January 1, 2018, 415,077 shares were added to the A&R 2015 Plan under the share reserve provision for a total share reserve of 2,815,077 shares as of March 31, 2018.

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

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

Rule 5635(c)(4), and the terms and conditions of the Plan are substantially similar to the Company’s stockholder-approved A&R 2015 Plan.

2016 Employee Stock Purchase Plan

In April 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (the ESPP) in order to enable eligible employees to purchase shares of the Company’s common stock at a discount following the effective date of the IPO. The Company’s stockholders also approved the ESPP in April 2016 and the ESPP became effective immediately upon the execution and delivery of the underwriting agreement related to the IPO. The Company initially reserved 150,000 shares of common stock for issuance under the ESPP. As of March 31, 2018, no shares were purchased under the ESPP.

During the three months ended March 31, 2018 and 2017, the Company granted an aggregate of 472,000 and 123,500 stock options, respectively, under the A&R 2015 Plan and the Inducement Plan to its officers, directors, employees and consultants, generally vesting over a four-year period with a weighted average grant date fair value of $10.18 and $6.32 per share, respectively.

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

The weighted‑average assumptions used in the Black‑Scholes option‑pricing model are as follows:

	Three Months Ended
	March 31,
	2018	2017

Expected stock price volatility	66.5%	65.1%
Expected life of options (years)	5.8	6.1
Expected dividend yield	0%	0%
Risk free interest rate	2.5%	2.1%

During the three months ended March 31, 2018 and 2017, 180,348 and 136,353 stock options vested, respectively, and 3,500 and 3,250 were forfeited, respectively. As of March 31, 2018, 2,926,227 stock options were outstanding, and 158,906 shares in the aggregate were available for future issuance under the A&R 2015 and Inducement Plans.

Unrecognized share‑based compensation cost for stock options issued under the A&R 2015 Plan and the Inducement Plan was $8.8 million as of March 31, 2018. The non‑employee portion of the unrecognized compensation cost was estimated utilizing the Company’s fair market value for its common stock as of March 31, 2018. The unrecognized share‑based expense is expected to be recognized over a weighted average period of 2.3 years for the stock options. There was no remaining unrecognized stock-based compensation related to the RSAs as of March 31, 2018.

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

9. Net Loss Per Common Share

Basic earnings or loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s RSAs, stock options and warrants are considered common stock equivalents while outstanding for this purpose. Diluted earnings are computed utilizing the treasury method for the RSAs, stock options and warrants. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti‑dilutive given the net loss reported for the three months ended March 31, 2018 and 2017. The following table sets forth the computation of basic and diluted loss per share as of March 31, 2018 and 2017 (in thousands, except share and per share amounts):

	Three Months Ended
	2018	2017
Numerator:
Net loss	$(7,224)	$(7,496)
Denominator:
Basic and diluted weighted average common shares outstanding	12,439,591	9,521,224
Basic and diluted net loss per share	$(0.58)	$(0.79)

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti‑dilutive during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	2018	2017
Stock options	2,926,227	2,360,723
Warrants	978,204	993,204

10. Fair Value Measurements

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

As of March 31, 2018 and December 31, 2017, the fair values of cash and cash equivalents, other assets, accounts payable and accrued liabilities approximated their carrying values because of the short‑term nature of these assets or liabilities. The estimated fair value of the Company’s Term Loan was based on amortized cost which was deemed to approximate fair value. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2018 and 2017.

There were no instruments measured on a recurring fair value basis as of March 31, 2018 and December 31, 2017. In addition, no financial instruments were measured on a non‑recurring basis for any of the periods presented.

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

11. Income Taxes

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

The Company has recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing and recorded a provisional reduction of $6.8 million to its gross deferred tax assets in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional reduction was fully offset by an equal reduction in the Company’s valuation allowance given the Company’s historical net losses, resulting in no net income tax expense being recorded. The Company may adjust these provisional amounts in future periods if its interpretation of the TCJA changes or as additional guidance becomes available. Any subsequent adjustment to these amounts is not expected to have a significant impact due to the valuation allowance.

The effective tax rate for the three months ended March 31, 2018 and 2017 was zero percent. As a result of the analysis of all available evidence as of March 31, 2018 and December 31, 2017, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three month periods ended March 31, 2018 and 2017. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

12. Defined Contribution Plan

The Company adopted a 401(k) defined contribution plan on September 5, 2017, effective as of January 1, 2017, for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the plan subject to federal law limits. Effective January 1, 2018, the Company began matching contributions on deferrals at 100% of deferrals up to 3% of one’s contributions and 50% on deferrals over 3%, but not exceeding 5% of one’s contributions in order to satisfy certain non-discrimination tests required by the Internal Revenue Code. Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches vest over a six-year period beginning on the second anniversary of an employee’s date of hire. The amount of matching contributions made during the three month period ended March 31, 2018 was $25,000.

13. Related Party Transactions

The Company rented an office in Northville, Michigan from an LLC owned by one current and one former officer under short‑term agreements during the three period ended March 31, 2017. The original facility lease, as amended, was cancelled and replaced with a cancellable lease agreement in the third quarter of 2016 for limited use of office space in the same Northville location. The new lease agreement became effective in the third quarter of 2016 and expired in September 2017 with a nominal base rent over its term. There was no rent expense under the related party agreements during the three months ended March 31, 2018.

In the first quarter of 2018, in connection with an underwritten public offering of 3,592,858 shares of common stock, the offering included 14,286 shares sold to 1 officer, for aggregate proceeds totaling approximately $0.1 million and 71,429

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

shares sold to 1 investor who is an affiliate of 1 officer and board member, for proceeds totaling approximately $0.5 million.

The Private Placement in 2017 included 56,678 units sold to three board members, for aggregate proceeds totaling approximately $0.5 million, and 52,798 units sold to one investor who was related to one board member, for proceeds totaling approximately $0.5 million.

14. Subsequent Events

On April 9, 2018, the Company’s board of directors approved an amendment to the Inducement Plan to increase the number of shares reserved under the Inducement Plan by 150,000 shares, bringing the total amount of authorized shares reserved under the Inducement Plan to 450,000 shares.  The Company’s board of directors also approved an amendment to the A&R 2015 Plan to increase the number of shares reserved under the A&R 2015 Plan by 300,000 shares to make such shares available for grant in 2018; such amendment is subject to approval by the Company’s stockholders.

Gemphire Therapeutics Inc.

Form 10-Q

ITEM 2MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included in our Annual Report on Form 10-K filed on March 20, 2018.

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

These forward‑looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K filed on March 20, 2018 and subsequent reports filed with or furnished to the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward‑looking statements.

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

We are pursuing gemcabene in the following indications as a treatment in addition to maximally tolerated statin therapy for patients who are unable to reach their lipid‑lowering goals: HoFH, HeFH, ASCVD, SHTG and NASH. We believe we can design an efficient development plan to provide a new treatment alternative for HoFH patients while

Gemphire Therapeutics Inc.

Form 10-Q

demonstrating gemcabene’s potential ability to treat patients in the most severe segment of the dyslipidemia market, which can further enhance brand awareness among key thought leaders and physicians. We are developing in parallel gemcabene for HeFH, ASCVD, SHTG and NASH given gemcabene’s: (1) promising clinical data and mechanism in these indications; (2) cost‑effective manufacturing process; (3) convenient oral dosing; (4) viability as adjunct combination therapy; and (5) large commercial potential. During 2016, we initiated three Phase 2b clinical trials for gemcabene in HoFH, hypercholesterolemia, including HeFH and ASCVD patients on maximally tolerated statins, and SHTG. We reported top line data from our 8 patient trial for HoFH (COBALT-1) in the second quarter of 2017 and top line data from our 105 patient trial for hypercholesterolemia on high‑intensity statin therapy including HeFH and ASCVD patients (ROYAL-1) in the third quarter of 2017, and we expect to report top line data from our 91 patient trial in SHTG patients (INDIGO-1) in the second quarter of 2018. We initiated a proof-of-concept clinical trial in the fourth quarter of 2017 to study gemcabene in NASH with top line data expected in the second half of 2018. We also initiated a Proof-of-Concept clinical trial in the first quarter of 2018 to study gemcabene in pediatric NAFLD with top line data expected in the first half of 2019. Upon completion of one or more of these clinical trials, we intend to request an End of Phase 2 (EOP2) meeting with the FDA to reach an agreement on the design of Phase 3 registration trials and long term safety exposure for our target indications, which we expect to be scheduled upon the FDA’s review of our two year carcinogenicity studies. We intend to pursue similar discussions with Canadian and European health authorities.

To date, our primary activities have been conducting research and development activities, planning and conducting clinical trials, performing business and financial planning, recruiting personnel and raising capital. We do not have any products approved for sale and have not generated any revenue. We do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve gemcabene and we successfully commercialize gemcabene. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Our net losses were $7.2 million and $7.5 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $67.7 million. We anticipate that our expenses will increase substantially as we:

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

Gemphire Therapeutics Inc.

Form 10-Q

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

In the first quarter of 2018, we closed an underwritten public offering of 3,592,858 shares of our common stock, including 450,000 shares of our common stock purchased by the underwriters upon the partial exercise of their overallotment option, at the public offering price of $7.00 per share. We received net proceeds of approximately $23.1 million after deducting underwriting discounts and commissions and offering expenses.

We have funded our operations to date primarily through the issuance and sale of common stock and warrants in public offerings and a private placement, the proceeds of our term loan facility with Silicon Valley Bank and, prior to our IPO, the issuance of preferred stock and convertible notes. As of March 31, 2018, we had cash and cash equivalents of $34.5 million.

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

General and Administrative

General and administrative expenses consist primarily of personnel‑related costs, including salaries and share‑based compensation costs, for personnel in functions not directly associated with research and administrative activities. Other significant costs include legal fees relating to intellectual property and corporate matters and professional fees for accounting and other services. We anticipate that our on-going general and administrative expenses will fluctuate with clinical trial activity and generally trend near or above comparable prior period levels in the future to support our research and development activities, potential commercialization of gemcabene, if approved, and any future product

Gemphire Therapeutics Inc.

Form 10-Q

candidates we may develop and the costs of operating as a public company, including costs related to personnel, fees for legal and professional services, as well as other public‑company related costs.

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

We expect that gemcabene will have higher development costs during its later stages of clinical development, as compared to costs incurred during its earlier stages of development, primarily due to the increased size and duration of the later‑stage clinical trials, so we expect our research and development expenses to fluctuate relative to the number and size of ongoing clinical trials in any given period and generally trend near or above comparable prior period levels in the future as we continue to conduct preclinical studies and clinical trials for gemcabene and potentially develop other product candidates. However, it is difficult to determine with certainty the duration, costs and timing to complete our current or future preclinical programs and clinical trials of gemcabene. The duration, costs and timing of clinical trials and development of gemcabene will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop‑out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow‑up;

•	the phase of development of the product candidate for the indication;

•	arrangements with contract research organizations and other service providers; and

•	the efficacy and safety profile of the product candidate for the indication.

Gemphire Therapeutics Inc.

Form 10-Q

Interest (Expense) Income

Interest (expense) income consists of cash and non-cash interest expense attributed to our Term Loan issued in 2017 based on the prime rate in effect, as well as cash interest income from short term, highly liquid money market accounts from proceeds received from the IPO, Private Placement, Term Loan and Follow-On Offering as applicable during the periods presented.

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

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, there is no provision for income taxes, as we have incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets as of March 31, 2018 and December 31, 2017.

Results of Operations

The following table summarizes our operating results for the periods indicated:

	For the Three Months Ended
	March 31,
	2018	2017	Change

	(in thousands)
Operating expenses:
General and administrative	$2,087	$2,223	$(136)
Research and development	4,977	5,280	(303)
Total operating expenses	7,064	7,503	(439)
Loss from operations	(7,064)	(7,503)	439
Interest (expense) income	(160)	12	(172)
Other expense	—	(5)	5
Loss before income taxes	(7,224)	(7,496)	272
Provision (benefit) for income taxes	—	—	—
Net loss	$(7,224)	$(7,496)	$272

Comparison of Three Months Ended March 31, 2018 and 2017

General and Administrative

General and administrative expenses for the three months ended March 31, 2018 decreased to $2.1 million compared to $2.2 million for the three months ended March 31, 2017. Timing of costs related to infrastructure supporting our ongoing

Gemphire Therapeutics Inc.

Form 10-Q

clinical trials, and public company requirements, focused primarily on personnel costs and professional services, were the primary drivers of the activity during both quarterly periods in 2018 and 2017.

Research and Development

Research and development expenses for the three months ended March 31, 2018 were $5.0 million compared to $5.3 million for the three months ended March 31, 2017. The $0.3 million decrease was primarily attributable to reduced clinical trial activities in the first quarter of 2018 versus the comparable period in 2017.

Interest (Expense) Income

Interest (expense) income for the three months ended March 31, 2018 and 2017 was $(0.2) million and $12,000, respectively. Interest (expense) income for the three months ended March 31, 2018 included interest expense in connection with our Term Loan offset in part by interest income of $30,000. Interest (expense) income for the three months ended March 31, 2017 represented only interest income as there was no outstanding debt.

Liquidity and Capital Resources

Capital Resources

As of March 31, 2018, our principal sources of liquidity consisted of cash and cash equivalents of approximately $34.5 million. Our cash and cash equivalents are invested in cash deposits and money market accounts.

We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We have funded our operations to date primarily through the issuance and sale of common stock and warrants in public offerings and a private placement, proceeds from our term loan facility with Silicon Valley Bank and, prior to our IPO, the issuance of preferred stock and convertible notes in private placements. See Note 4 — Debt, included in “Item 8 — Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K filed on March 20, 2018 for a description of the convertible notes we issued prior to our IPO.

•

In the first quarter of 2018, we completed the Follow-On Offering of 3,592,858 shares of our common stock, including 450,000 shares of our common stock purchased by the underwriters upon the partial exercise of their overallotment option, at the public offering price of $7.00 per share. We received net proceeds of approximately $23.1 million after deducting underwriting discounts and commissions and offering expenses.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(7,236)	$(6,223)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	23,224	11,472
Net increase in cash	$15,988	$5,249

Cash Flow from Operating Activities

For the three months ended March 31, 2018, cash used in operating activities of $7.2 million was attributable to a net loss of $7.2 million offset by $1.0 million in share‑based compensation and non-cash interest expense of $0.1 million offset by a net change of $1.1 million in our operating assets and liabilities and was primarily attributable to a decrease in accounts payable. The change in operating assets and liabilities was primarily attributable to a net decrease in our accounts payable offset in part by an increase in other liabilities and prepaid expenses associated with fluctuations in our operating activities.

Gemphire Therapeutics Inc.

Form 10-Q

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

Cash Flow from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2018 of $23.2 million related to proceeds received from our Follow-On Offering, net of discounts, commissions and other costs totaling $1.9 million paid through March 31, 2018.

Net cash provided by financing activities during the three months ended March 31, 2017 was $11.5 million related to the proceeds from our Private Placement, net of discounts, commissions and other costs totaling $1.1 million paid through March 31, 2017.

Liquidity and Capital Resource Requirements

We had $10.1 million outstanding under our Term Loan with SVB on March 31, 2018. See “—Term Loan” below.

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

Based on current operating plans, we believe the approximately $34.5 million of cash on hand will be sufficient to fund our operations through completion of the INDIGO-1 Phase2b study in 2018, the initiation of our Phase 3 program in dyslipidemia in the second half of 2018 and the completion of the two NASH/NAFLD Phase 2a studies in the first half of 2019. The development of gemcabene is subject to numerous uncertainties, and we have based these estimates on assumptions that may prove to be substantially different than we currently anticipate and could use our cash resources sooner than we expect. Additionally, the process of advancing early‑stage product candidates and testing product candidates in clinical trials is costly, and the timing of progress in these clinical trials is uncertain. Our ability to

Gemphire Therapeutics Inc.

Form 10-Q

successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure that we will ever be profitable or generate positive cash flow from operating activities.

Furthermore, we will need to raise additional capital to continue to fund the further development of gemcabene and other potential product candidates, our operations, and commercialization of gemcabene and other potential product candidates, if approved.

Term Loan

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

The Loan Agreement requires us to pay the following fees: (i) upon the maturity, acceleration or prepayment of the Term Loan, a final payment fee of 10% of the funded principal amount of the Term Loan, (ii) a success fee of 3.5% of the funded principal amount of the Term Loan upon the occurrence of certain contingent events as defined in the Loan Agreement, and (iii) upon termination of the Loan Agreement prior to the maturity date for any reason, a prepayment fee equal to 2% (if such prepayment occurs prior to the first anniversary of July 24, 2017) or 1% (if such prepayment occurs thereafter) of the funded principal amount of the Term Loan.

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

Gemphire Therapeutics Inc.

Form 10-Q

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

During the three months ended March 31, 2018, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on March 20, 2018.

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

Not applicable.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Gemphire Therapeutics Inc.

Form 10-Q

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company may be subject to claims and lawsuits that arise primarily in the ordinary course of business.  The Company believes that the disposition or ultimate resolution of any such claims and lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 1A.RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

(a)	Sales of Unregistered Securities

None.

(b)  Stock Repurchases

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not Applicable.

Gemphire Therapeutics Inc.

Form 10-Q

ITEM 6.EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
1.1

Underwriting Agreement by and between Gemphire Therapeutics Inc. and Piper Jaffray & Co. dated February 8, 2018 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on February 12, 2018).

10.1

Amendment No. 1 to the Gemphire Therapeutics Inc. Inducement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on April 12, 2018).

10.2

Employment Agreement between Gemphire Therapeutics Inc. and Dr. Steven Gullans dated May 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on May 3, 2018).

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

Registrant: Gemphire Therapeutics Inc.

SIGNATURE	TITLE	DATE

/s/ STEVEN GULLANS	President and Chief Executive Officer	May 8, 2018
Steven Gullans	(Principal Executive Officer)

/s/ Jeffrey S. Mathiesen	Chief Financial Officer (Principal Financial and	May 8, 2018
Jeffrey S. Mathiesen	Accounting Officer)