Form 10-K/A
period 2017-12-31
Gemphire Therapeutics Inc.
filed 2018-08-22
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑No

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
(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $71.3 million on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of March 7, 2018 was 14,225,900.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Gemphire Therapeutics Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2018 (the “Original Form 10-K”) solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K in the introductory portion of paragraph 4 and in paragraph 4(b), inadvertently omitted by the Company when previously filed. This Amendment consists solely of the preceding cover page, this explanatory note, the exhibit index, signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to this Amendment. Because no financial statements are included with this Amendment, paragraph 3 of such certifications has been omitted.

No other changes have been made to, and this Amendment does not otherwise alter or update any other information contained in, the the Original Form 10-K. The Original Form 10-K continues to speak as of its original filing date. This Amendment does not reflect events that may have occurred subsequent to the original filing date of, and does not modify or update in any way disclosures made in, the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC subsequent to the filing of the Original Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this Amendment on Form 10-K/A:

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

Date: August 22, 2018	GEMPHIRE THERAPEUTICS INC.

	By:	/S/ STEVEN GULLANS
Steven Gullans, Ph.D.
President and Chief Executive Officer