Form 10-Q
period 2018-09-30
Gemphire Therapeutics Inc.
filed 2018-11-08
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of November 5, 2018 was 14,265,411.

Gemphire Therapeutics Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Gemphire Therapeutics Inc.

Condensed Balance Sheets

(in thousands, except share amounts and par value)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,806	$18,473
Prepaid expenses	1,033	490
Deferred offering costs	9	21
Other assets	14	25
Total current assets	24,862	19,009
Deposits	8	8
Total assets	$24,870	$19,017
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,351	$4,025
Accrued liabilities	1,585	1,010
Term loan - current portion	3,681	1,355
Total current liabilities	7,617	6,390
Long-term liabilities:
Term loan	6,398	8,683
Other liabilities	2	3
Total liabilities	14,017	15,076
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2018 and December 31, 2017, no shares issued or outstanding as of September 30, 2018 and December 31, 2017.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2018 and December 31, 2017, 14,265,411 and 10,633,042 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	22	18
Additional paid–in capital	91,286	64,397
Accumulated deficit	(80,455)	(60,474)
Total stockholders’ equity	10,853	3,941
Total liabilities and stockholders’ equity	$24,870	$19,017

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses:
General and administrative	$2,364	$2,050	$7,025	$8,951
Research and development	3,542	6,489	12,479	17,606
Total operating expenses	5,906	8,539	19,504	26,557
Loss from operations	(5,906)	(8,539)	(19,504)	(26,557)
Interest expense, net	(172)	(132)	(476)	(107)
Other expense	(1)	—	(1)	(5)
Loss before income taxes	(6,079)	(8,671)	(19,981)	(26,669)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(6,079)	(8,671)	(19,981)	(26,669)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(6,079)	$(8,671)	$(19,981)	$(26,669)
Net loss per share:
Basic and diluted (Note 9)	$(0.43)	$(0.82)	$(1.46)	$(2.60)
Number of shares used in per share calculations:
Basic and diluted	14,259,691	10,623,601	13,650,556	10,253,437

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

						Additional
	Preferred Stock			Common Stock		Paid–In	Accumulated	Total
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2017	—		$—	9,270,255	$17	$47,674	$(27,059)	$20,632
Issuance of common stock from private placement	—		—	1,324,256	1	8,978	—	8,979
Issuance of detachable stock warrants in connection with private placement	—		—	—	—	3,562	—	3,562
Issuance costs of private placement	—		—	—	—	(1,219)	—	(1,219)
Exercise of stock options	—		—	2,327	—	3	—	3
Share–based compensation — employee	—		—	—	—	829	—	829
Share–based compensation — non–employee	—		—	—	—	7	—	7
Net loss	—		—	—	—	—	(7,496)	(7,496)
Balance at March 31, 2017	—		—	10,596,838	18	59,834	(34,555)	25,297
Issuance of common stock from private placement	—		—	—	—	—	—	—
Issuance of detachable stock warrants in connection with private placement	—		—	—	—	—	—	—
Issuance costs of private placement	—		—	—	—	(38)	—	(38)
Exercise of stock options	—		—	10,523	—	10	—	10
Share–based compensation — employee	—		—	—	—	2,955	—	2,955
Share–based compensation — non–employee	—		—	—	—	8	—	8
Net loss	—		—	—	—	—	(10,502)	(10,502)
Balance at June 30, 2017	—		—	10,607,361	18	62,769	(45,057)	17,730
Issuance of common stock from private placement offering	—		—	—	—	—	—	—
Issuance of detachable stock warrants in connection with private placement offering	—		—	—	—	—	—	—
Issuance costs of private placement offering	—		—	—	—	(30)	—	(30)
Exercise of stock options	—		—	10,681	—	28	—	28
Exercise of warrants	—		—	15,000	—	156	—	156
Share–based compensation — employee	—		—	—	—	726	—	726
Share–based compensation — non–employee	—		—	—	—	10	—	10
Net loss	—		—	—	—	—	(8,671)	(8,671)
Balance at September 30, 2017	—		$—	10,633,042	$18	$63,659	$(53,728)	$9,949

Balance at January 1, 2018	—		$—	10,633,042	$18	$64,397	$(60,474)	$3,941
Issuance of common stock	—		—	3,592,858	4	25,146	—	25,150
Issuance costs	—		—	—	—	(2,093)	—	(2,093)
Exercise of stock options	—		—	6,413	—	23	—	23
Share–based compensation — employee	—		—	—	—	1,019	—	1,019
Share–based compensation — non–employee	—		—	—	—	1	—	1
Net loss	—		—	—	—	—	(7,224)	(7,224)
Balance at March 31, 2018	—		—	14,232,313	22	88,493	(67,698)	20,817
Issuance of common stock	—		—	—	—	—	—	—
Issuance costs	—		—	—	—	—	—	—
Exercise of stock options	—		—	—	—	—	—	—
Share–based compensation — employee	—		—	—	—	908	—	908
Share–based compensation — non–employee	—		—	—	—	1	—	1
Net loss	—		—	—	—	—	(6,678)	(6,678)
Balance at June 30, 2018	—		—	14,232,313	22	89,402	(74,376)	15,048
Issuance of common stock	—		—	—	—	—	—	—
Issuance costs	—		—	—	—	—	—	—
Warrant issuance	—		—	—	—	196	—	196
Exercise of stock options	—		—	33,098	—	61	—	61
Share–based compensation — employee	—		—	—	—	1,626	—	1,626
Share–based compensation — non–employee	—		—	—	—	1	—	1
Net loss	—		—	—	—	—	(6,079)	(6,079)
Balance at September 30, 2018	—	$		$14,265,411	$22	$91,286	$(80,455)	$10,853

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net loss	$(19,981)	$(26,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,556	4,535
Non-cash discount amortization on term loan	247	58
Change in assets and liabilities:
Prepaid expenses and other assets	(520)	(150)
Accounts payable	(1,674)	2,241
Accrued and other liabilities	574	(156)
Net cash used in operating activities	(17,798)	(20,141)
Investing activities
Net cash provided by (used in) investing activities	—	—
Financing activities
Proceeds from issuance of term loan	—	10,000
Issuance costs related to term loan	(10)	(33)
Exercise of stock options	84	41
Exercise of warrants	—	156
Proceeds from sale of common stock	25,150	12,541
Issuance costs	(2,093)	(1,257)
Net cash provided by financing activities	23,131	21,448
Net increase (decrease) in cash and cash equivalents	5,333	1,307
Cash and cash equivalents at beginning of period	18,473	24,033
Cash and cash equivalents at end of period	$23,806	$25,340
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$358	$46
Supplemental non-cash financing transactions:
Issuance of warrants in connection with term loan	$196	$—
Issuance costs related to term loan and offering in accounts payable and accrued liabilities	$—	$89

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited)

1. The Company and Basis of Presentation

The Company, headquartered in Livonia Michigan, is a clinical‑stage biopharmaceutical entity focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life threatening cardiovascular disease, including orphan indications as well as NAFLD/NASH (nonalcoholic fatty liver disease). The Company’s primary activities to date have been conducting research and development activities, planning and conducting clinical trials, performing business and financial planning, recruiting personnel and raising capital. The Company is subject to certain risks, which include the need to research, develop, and clinically test potentially therapeutic products, initially one product candidate gemcabene (also known as CI‑1027); obtain regulatory approval for its products and commercialize them around the world, if approved; expand its management scientific staff; finance its operations; and find collaboration partners to further advance development and commercial efforts.

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

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s  Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of development and commercialization of therapeutics for the treatment of dyslipidemia, a serious medical condition that increases the risk of life threatening cardiovascular disease including orphan indications and NAFLD/NASH. Accordingly, the Company has a single reporting segment.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The new guidance modifies the disclosure requirements in Topic 820 as follows:

•

Removals: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements.

•

Modifications: for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

•

Additions: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

This guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should all be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of the new guidance on its financial statements.

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

3. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued compensation and other payroll liabilities	$368	$306
Workforce reduction severance	360	—
Legal costs	109	91
Accrued interest	42	38
Other research and development expenses	674	522
Other general and administrative expenses	32	53
Total	$1,585	$1,010

The workforce reduction severance resulted from the Company’s Board of Directors approval on September 18, 2018 of a workforce reduction involving 5 employees (or 33% of the workforce at that time) to lower costs and conserve cash resources in light of the previously announced request by the Food and Drug Administration (FDA) for additional pre-clinical data required in order to schedule an End of Phase 2 (EOP2) meeting for gemcabene in the Company’s target indications. Related expenses recognized during the quarter totaled approximately $1.3 million, of which approximately $0.6 million was recorded as general and administrative expense and $0.7 million was recorded as research and development expense. $360,000 remained unpaid at the end of the third quarter.

4. Debt

Term Loan

On July 24, 2017, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB) for a term loan of up to $15.0 million (the Term Loan), subject to funding in several tranches. The Company drew the initial tranche of $10.0 million on July 24, 2017. An additional tranche of $5.0 million (Tranche C) may have been available to be drawn by the Company through July 31, 2018 conditioned on the occurrence of certain clinical and pre-clinical milestones. Certain provisions of the Loan Agreement were conditioned on a pre-clinical event (as defined below) occurring by July 31, 2018. A pre-clinical event had not occurred as of July 31, 2018 and, on such date, the Company and SVB amended the Loan Agreement (the Loan Amendment).

As amended by the Loan Amendment, all amounts advanced under the Term Loan mature on February 1, 2021 and have an interest-only monthly payment period through November 1, 2018 (previously August 1, 2018); the interest-only period may be extended to February 1, 2019 conditioned on the occurrence of both a positive clinical trial event (evidence of which was provided to SVB on November 10, 2017) and a pre-clinical event. Following the interest-only payment period, the Company must begin making monthly payments of principal and interest until the maturity date. A pre-clinical event had not occurred as of November 1, 2018, and the Company began making monthly payments of principal and interest. See Note 14 – Subsequent Events.

Interest will accrue on the unpaid principal balance at a floating per annum rate equal to the prime rate, except that, following an event of default, interest will accrue at a rate up to 5% above the rate that is otherwise applicable. The prime rate in effect for the nine month period ending September 30, 2018 ranged from 4.5% to 5.25%. Lastly, debt issue costs that were incurred upon the July 2017 issuance of the Term Loan in the amount of $0.1 million were recorded as a discount to the Term Loan and are being amortized ratably to interest expense over the term of the loan.

The Company’s obligations under the Loan Agreement may be accelerated by SVB upon the occurrence of an event of default. An event of default includes customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants, bankruptcy or related

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

defaults, defaults on certain other indebtedness, defaults under certain other agreements, the imposition of judgments or penalties, the material inaccuracy of representations or warranties, material adverse changes and revocations of government approvals.

As amended by the Loan Amendment, the Loan Agreement requires the Company to pay the following fees: (i) upon the maturity, acceleration or prepayment of the Term Loan, a final payment fee of 10% of the funded principal amount of the Term Loan which was recorded as a liability upon issue and then discounted to be subsequently amortized ratably to interest expense over the term of the loan, (ii) a success fee of 3.5% of the funded principal amount of the Term Loan in the event any of the following occur prior to 5:00 pm Eastern Time on July 24, 2024: (a) the Company receives FDA approval for any new drug application for gemcabene, (b) a sale or other transfer of all or substantially all of the assets of the Company occurs, (c) a merger or consolidation of the Company with or into another person or entity occurs where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor immediately following such transaction or (d) any sale by the holders of the Company’s outstanding voting equity securities where such holders do not continue to hold at least a majority of the Company’s issued and outstanding voting equity securities, and (iii) upon termination of the Loan Agreement prior to the maturity date for any reason, a prepayment fee equal to 2% (if such prepayment occurs prior to the first anniversary of the Loan Amendment) or 1% (if such prepayment occurs thereafter) of the funded principal amount of the Term Loan.

Subject to certain exceptions, the Loan Agreement contains covenants prohibiting the Company from, among other things: (a) disposing of properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in by the Company or reasonably related thereto; (d) engaging in business combinations or acquisitions or permitting or suffering any change in control; (e) incurring any additional indebtedness; (f) allowing any lien or encumbrance on any property; (g) paying any dividends or distributions; (h) entering into transactions with affiliates; and (i) making payment on subordinated debt.

In the event a positive clinical trial event had not occurred by March 31, 2018, on such date, the Company would have been required to (i) provide cash security and maintain a cash balance in a restricted account at SVB in an amount of at least 50% of the amounts the Company owes to SVB or (ii) prepay the Term Loan in its entirety. On November 10, 2017, the Company provided SVB evidence of a Positive Clinical Trial Event.

If a  pre-clinical event does not occur on or prior to September 30, 2019 (previously July 31, 2018) or, pursuant to the Loan Amendment, if at any time prior to a pre-clinical event, the Company’s unrestricted cash balance at SVB is less than $18 million, on such date, the Company must either (i) provide cash security and maintain a cash balance in a restricted account at SVB in an amount of at least 100% of the amounts the Company owes to SVB or (ii) prepay the Term Loan in its entirety. In the event that cash security is provided, it would be presented as restricted cash on our balance sheet.

In each case, if the Company chooses to prepay the Term Loan, in addition to the repayment of the outstanding principal and accrued and unpaid interest, the Company is required to pay the final payment fee and, if applicable, the success fee, but not the prepayment fee.

As amended by the Loan Amendment, Tranche C is now available through November 30, 2018 (previously available through July 31, 2018). Tranche C is now conditioned upon, in addition to the occurrence of a positive clinical trial event (evidence of which was provided to SVB on November 10, 2017) and a pre-clinical event, the occurrence of a positive Phase 2 NASH event. “Pre-clinical event” means the receipt by SVB of a written electronic communication from our chief executive officer or chief financial officer, together with supporting documentation from the FDA, that the FDA has lifted the partial clinical hold with respect to clinical trials of longer than six months in duration for gemcabene. “Positive Phase 2 NASH event” means public disclosure by the Company of evidence satisfactory to SVB, in its sole but reasonable discretion, that the Company has received positive Phase 2 interim data on either its adult familial partial lipodystrophy proof-of-concept clinical trial or its pediatric NAFLD proof-of-concept clinical trial. The Company does not expect to meet the two remaining conditions before November 30, 2018 and thus will not access Tranche 3.

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

In connection with the Loan Amendment, the Company issued a warrant to SVB (the Warrant) to purchase 36,000 shares of the Company’s common stock at an exercise price of $7.47 per share on July 31, 2018. The Warrant is immediately exercisable and has a term of ten years. The exercise price and number and type of shares underlying the Warrant are subject to adjustment upon specified events, including any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein. The Warrant contains a “cashless exercise” feature that allows SVB to exercise the Warrant without a cash payment to the Company, on a net issuance basis, based upon the fair market value of the Company’s common stock at the time of exercise, upon the terms set forth therein. The Warrant was deemed to be a free-standing instrument and was accounted for as equity. The Company recorded $0.2 million to additional paid-in capital upon issuance with an offset to a discount to the Term Loan. A Black-Scholes pricing model was used to estimate the aggregate fair value of the Warrant on the issuance date. Input assumptions used were as follows: risk-free interest rate of 2.96 percent; expected volatility of 66 percent; expected life of 10 years; and expected dividend yield of 0 percent. The discount to the Term Loan associated with the Warrant is being amortized as interest expense over the term of the Loan Agreement and amounted to $13,000 for the three and nine month periods ended September 30, 2018.

In connection with the Loan Amendment, the Company was charged $10,000 by SVB and the fee was recorded as a discount to the Term Loan; the discount is being amortized as interest expense over the term of the Loan Agreement and amounted to $1,000 for the three and nine month periods ended September 30, 2018. In addition, the Company incurred $20,000 in third-party legal fees which were recorded to general and administrative expense in the accompanying condensed statements of comprehensive loss during the three and nine month periods ended September 30, 2018.

The Company was in compliance with the Loan Agreement covenants as of September 30, 2018.

The Company recorded $0.2 million and $0.6 million in interest expense related to the Term Loan for the three and nine month periods ended September 30, 2018, respectively, and $0.1 million during the three and nine month periods ended September 30, 2017.

As of September 30, 2018, the minimum aggregate future payments under the Term Loan are as follows (in thousands):

September 30,

2018	$870
2019	4,809
2020	4,573
2021	1,370
Total minimum payments	11,622
Amount representing interest and discounts	(1,543)
Present value of minimum payments	10,079
Current portion	(3,681)
Long-term portion	$6,398

Future minimum interest payments under the Term Loan are assumed at a 5.25% per annum rate.

5. Commitments and Contingencies

Pfizer License Agreement

In April 2011, the Company and Pfizer Inc. (Pfizer) entered into an exclusive license agreement for the clinical product candidate gemcabene, which was subsequently amended and restated in August 2018 (as so amended, the Pfizer Agreement). In exchange for this worldwide exclusive license to certain patent rights and a non-exclusive royalty bearing right and license to certain related data to make, use, develop, commercialize, import and otherwise exploit the clinical product candidate gemcabene, the Company agreed to certain milestone and royalty payments on future sales

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

(See Note 6 — License Agreement). As of September 30, 2018, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the Pfizer Agreement, and as such, no liabilities were recorded related to the Pfizer Agreement.

Other Agreements

In May 2016, the Company entered into a non-cancellable lease agreement for its headquarters location, commencing in the third quarter of 2016. The initial term of the agreement is 3 years with an initial monthly base rent of approximately $8,400 and increasing to approximately $8,900 during the last year of the lease term. In conjunction with entering into the new lease agreement, the Company cancelled its original Northville, Michigan lease agreement, as amended, effective August 31, 2016 and renegotiated a new cancellable lease agreement for limited use of office space in the Northville location that expired in September 2017 that had nominal rent. The total rent expense was $26,000  during the three month periods ended September 30, 2018 and 2017, and $78,000 during the nine month periods ended September 30, 2018 and 2017.

Future minimum lease payments under the fixed non-cancellable operating lease through the August 2019 expiration date consist of the following (in thousands):

September 30,

2018	$26
2019	71
Total	$97

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

6. License Agreement

The Company is party to the Pfizer Agreement, as amended on August 2, 2018, for a worldwide exclusive license to certain patent rights and a non-exclusive royalty bearing right and license to certain related data to make, use, develop, commercialize, import and otherwise exploit the clinical product candidate gemcabene. Pfizer retains the right to make, use and import gemcabene solely for internal research purposes.

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

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

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

On March 31, 2015, upon the closing of the Series A preferred stock financing, the Company issued 675,250 shares of its common stock, at a fair market value of $0.9 million, to Pfizer in connection with the first equity payment, pursuant to which Pfizer became the owner of more than 5% of the Company’s capital stock. The transaction was recorded as acquired in‑process research and development expenses based on the fair market value of the common shares issued since no processes or activities that would constitute a “business” were acquired and none of the rights and underlying assets acquired had alternative future uses or reached a stage of technological feasibility. None of the other milestone or royalty payments were triggered as of September 30, 2018.

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

7. Stockholders’ Equity

Common Stock

The Company had 14,265,411 and 10,633,042 shares of its common stock issued and outstanding as of September 30, 2018 and December 31, 2017, respectively. Voting, dividend and liquidation rights of the holders of the common stock are subject to the Company’s articles of incorporation, corporate bylaws and underlying shareholder agreements.

In the first quarter of 2018, the Company completed the Follow-On Offering of 3,592,858 shares of common stock which includes 450,000 shares of common stock purchased by the underwriters upon the partial exercise of their overallotment option, at the public offering price of $7.00 per share. The Company received net proceeds of approximately $23.1 million after deducting underwriting discounts and commissions and offering expenses. The costs incurred related to the Follow-On Offering were $2.1 million through September 30, 2018.

On March 15, 2017, the Company issued and sold 1,324,256 units at a price of $9.47 per unit for gross proceeds of approximately $12.5 million in connection with the Private Placement. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.75 shares of common stock. The Company received net proceeds of approximately $11.3 million after deducting underwriting discounts and commissions and offering expenses. Offering costs incurred related to the 2017 Private Placement were $1.3  million through September 30, 2018 and December 31, 2017.

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

Warrants

In connection with the Private Placement, the Company issued warrants to the investors participating in the financing to purchase an additional 993,204 shares of common stock. The warrants have a term of five years and were exercisable immediately upon issuance with an exercise price equal to $10.40 per share. The warrants were classified as additional paid-in capital and recorded based on their relative fair value to the underlying common shares issued in the Private Placement. The fair market value of the warrants was approximately $4.9 million. The warrants were valued using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate of 2.0%, a contractual term of five years, zero dividend yield and a volatility factor of 65.1%.

In connection with the Loan Amendment, the Company issued a warrant to SVB to purchase an additional 36,000 shares of common stock on July 31, 2018 (See Note 4 – Debt).

During the three and nine month periods ending September 30, 2018 and 2017, no warrants were exercised. As of September 30, 2018 and December 31, 2017, warrants to purchase 1,014,204 and 978,204 shares of common stock were outstanding, respectively.

Dividend Rights

Common stock holders are entitled to receive dividends at the sole discretion of the board of directors of the Company. There have been no dividends declared on common stock as of September 30, 2018. Furthermore, the Loan Agreement contains covenants prohibiting the Company from, among other things, paying dividends or distributions.

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

8. Share‑Based Compensation

Share-based compensation expense was included in general and administrative and research and development expenses as follows in the accompanying condensed statements of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative	$861	$420	$2,008	$3,673
Research and development	766	316	1,548	862
Total share-based compensation	$1,627	$736	$3,556	$4,535

During the third quarter of 2018, the separation of two of the Company’s executives resulted in a $0.9 million charge to stock-based compensation expense due to stock option vesting acceleration as provided for in their respective

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

employment agreements. $0.4 million of the charge was stock-based compensation expense under general and administrative expenses and $0.5 million of the charge was stock-based compensation expense under research and development expenses. These stock options will remain exercisable until the termination dates of the underlying award agreements ranging from August 2026 to January 2028. During the second quarter of 2017, the separation of the Company’s former chief executive officer resulted in a $2.1 million charge to stock-based compensation expense under general and administrative expenses due to stock option vesting acceleration as provided for in the separation agreement. These stock options will remain exercisable until the August 3, 2026 termination date of the underlying award agreement. The remaining 150,000 stock options held by the former chief executive officer that would have otherwise vested after August 4, 2019 will be eligible for vesting only in the event of a change of control occurring prior to August 4, 2019.

Restricted Stock Awards

During the three and nine months ended September 30, 2018 and 2017, the Company did not grant any restricted stock awards (RSAs). The RSAs previously granted were subject to various vesting schedules and generally vested ratably over a six to 24 month period coinciding with their respective service periods. During the three and nine months ended September 30, 2018, no RSAs vested. During the three and nine months ended September 30, 2017, zero and 4,009 RSAs vested, respectively. No RSAs were forfeited during the three and nine month periods ended September 30, 2018 or 2017.

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

Under the A&R 2015 Plan, the number of shares of common stock reserved for issuance thereunder automatically increases on January 1st of each year, for a period of 10 years commencing on January 1, 2017 and ending on (and including) January 1, 2026, to an amount equal to 20% of the Company’s fully-diluted shares as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the shares reserved for such year, or that the increase in shares reserved for such year will be less than would have otherwise been allowed under the provision. Effective January 1, 2018, 415,077 shares were added to the A&R 2015 Plan under the share reserve provision. On April 9, 2018, the Company’s board of directors adopted, and on May 22, 2018, the Company’s stockholders approved, an amendment to the A&R 2015 Plan to increase the number of shares reserved under the A&R 2015 Plan by 300,000 shares to make such shares available for grant in 2018. As a result, the total share reserve as of September 30, 2018 was 3,115,077 shares.

Inducement Plan

In September 2016, the Company’s board of directors approved the Company’s Inducement Plan (the Inducement Plan). The Company initially reserved 300,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

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

2016 Employee Stock Purchase Plan

In April 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (the ESPP) in order to enable eligible employees to purchase shares of the Company’s common stock at a discount following the effective date of the IPO. The Company’s stockholders also approved the ESPP in April 2016 and the ESPP became effective immediately upon the execution and delivery of the underwriting agreement related to the IPO. The Company initially reserved 150,000 shares of common stock for issuance under the ESPP. As of September 30, 2018, no shares have been purchased under the ESPP.

During the three months ended September 30, 2018 and 2017, the Company granted an aggregate of zero and 65,000 stock options, respectively, and the Company granted an aggregate of 822,000 and 248,500 stock options during the nine months ended September 30, 2018 and 2017, respectively, under the A&R 2015 Plan and the Inducement Plan to its officers, directors, employees and consultants, generally vesting over a four-year period. The weighted average grant date fair value for option shares granted during the three months ended September 30, 2018 and 2017 was zero and $10.65 per share, respectively, and $5.07 and $7.35 per share during the nine month periods ended September 30, 2018 and 2017, respectively.

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

The weighted‑average assumptions used in the Black‑Scholes option‑pricing and Monte Carlo simulation models are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Expected stock price volatility	—	66.5%	66.3%	65.8%
Expected life of options (years)	—	6.1	5.8	5.9
Expected dividend yield	—	0%	0%	0%
Risk free interest rate	—	2.0%	2.7%	2.0%

During the three months ended September 30, 2018 and 2017, 279,924 and 125,115 stock options vested, respectively, and 587,334 and 713,140 stock options vested during the nine months ended September 30, 2018 and 2017, respectively.

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

During the third quarter of 2018, the separation of two of the Company’s executives resulted in the vesting of 135,500 stock options due to stock option vesting acceleration as provided for in their respective employment agreements. During the second quarter of 2017, the separation of the Company’s former chief executive officer resulted in the vesting of 337,500 stock options due to stock option vesting acceleration as provided for in her employment agreement.

During the three months ended September 30, 2018 and 2017, 307,121 and zero stock options were forfeited, respectively. During the nine months ended September 30, 2018 and 2017, 422,010 and 3,250 stock options were forfeited, respectively. As of September 30, 2018, 2,823,732 stock options were outstanding, 1,693,952 stock options were vested and 678,303 shares in the aggregate were available for future issuance under the A&R 2015 and Inducement Plans.

Unrecognized share‑based compensation cost for stock options issued under the A&R 2015 Plan and the Inducement Plan was $4.8 million as of September 30, 2018. The non‑employee portion of the unrecognized compensation cost was estimated utilizing the Company’s fair market value for its common stock as of September 30, 2018. The unrecognized share‑based expense is expected to be recognized over a weighted average period of 1.7 years for the stock options. There was no remaining unrecognized stock-based compensation related to the RSAs as of September 30, 2018.

9. Net Loss Per Common Share

Basic earnings or loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s RSAs, stock options and warrants are considered common stock equivalents while outstanding for this purpose. Diluted earnings are computed utilizing the treasury method for stock options and warrants. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti‑dilutive given the net loss reported for the three and nine months ended September 30, 2018 and 2017. The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Numerator:
Net loss	$(6,079)	$(8,671)	$(19,981)	$(26,669)
Denominator:
Basic and diluted weighted average common shares outstanding	14,259,691	10,623,601	13,650,556	10,253,437
Basic and diluted net loss per share	$(0.43)	$(0.82)	$(1.46)	$(2.60)

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti‑dilutive during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Stock options	2,823,732	2,464,140	2,823,732	2,464,140
Warrants	1,014,204	978,204	1,014,204	978,204

10. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market‑based measurement, not an entity specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

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

As of September 30, 2018 and December 31, 2017, the fair values of cash and cash equivalents, other assets, accounts payable and accrued liabilities approximated their carrying values because of the short‑term nature of these assets or liabilities. The estimated fair value of the Company’s Term Loan was based on amortized cost which was deemed to approximate fair value. There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2018 and 2017.

There were no instruments measured on a recurring fair value basis as of September 30, 2018 and December 31, 2017. In addition, no financial instruments were measured on a non‑recurring basis for any of the periods presented.

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

The effective tax rate for the three and nine months ended September 30, 2018 and 2017 was zero percent. As a result of the analysis of all available evidence as of September 30, 2018 and December 31, 2017, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three and nine month periods ended September 30, 2018 and 2017. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

the deferred tax assets.

12. Defined Contribution Plan

The Company adopted a 401(k) defined contribution plan on September 5, 2017, effective as of January 1, 2017, for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the plan subject to federal law limits. Effective January 1, 2018, the Company began matching contributions on deferrals at 100% of deferrals up to 3% of one’s contributions and 50% on deferrals over 3%, but not exceeding 5% of one’s contributions in order to satisfy certain non-discrimination tests required by the Internal Revenue Code. Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches vest over a six-year period beginning on the second anniversary of an employee’s date of hire. The amount of matching contributions made during the three and nine month periods ended September 30, 2018 was $30,000 and $84,000, respectively. There were no matching contributions made during the comparable periods in 2017.

13. Related Party Transactions

The Company rented an office in Northville, Michigan from an LLC owned by one current and one former officer under short‑term agreements during the three and nine month periods ended September 30, 2017. The original facility lease, as amended, was cancelled and replaced with a cancellable lease agreement in the third quarter of 2016 for limited use of office space in the same Northville location. The new lease agreement became effective in the third quarter of 2016 and expired in September 2017 with a nominal base rent over its term. There was no rent expense under the related party agreements during the three and nine months ended September 30, 2018.

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

14. Subsequent Events

Term Loan

A pre-clinical event had not occurred as of November 1, 2018, and therefore, the Company began making monthly payments of principal and interest.

Gemphire Therapeutics Inc.

Form 10-Q

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward‑looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this report and are subject to known and unknown risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K filed on March 20, 2018, under Part II “Other Information,” Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018, under Part II “Other Information,” Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in subsequent reports filed with or furnished to the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward‑looking statements.

Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, changed circumstances or otherwise, except as may be required by applicable laws or regulations.

Overview

We are a clinical‑stage biopharmaceutical company focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life threatening cardiovascular disease, including orphan indications, as well as nonalcoholic fatty liver disease (NAFLD/NASH). Dyslipidemia is generally characterized by an elevation of LDL‑C, or bad cholesterol, triglycerides, or fat in the blood, as well as inflammation, especially in metabolic syndrome patients. We are developing our product candidate gemcabene, a novel, once‑daily, oral therapy, for high risk cardiovascular patients, including those with orphan indications, who are unable to achieve normal levels of LDL‑C or triglycerides with currently approved therapies, primarily statin therapy, and for those patients who present with NASH. Gemcabene’s mechanism of action enhances the clearance of VLDLs in the plasma and inhibit the production of fatty acids and cholesterol in the liver. In addition, gemcabene has been shown to markedly lower C-reactive protein and improve insulin sensitization. Gemcabene has been tested as monotherapy and in

Gemphire Therapeutics Inc.

Form 10-Q

combination with statins and other drugs in nearly 1,200 subjects, which we define as healthy volunteers and patients, across 25 Phase 1 and Phase 2 clinical trials and has demonstrated promising evidence of efficacy, safety and tolerability.

Overall, we are pursuing gemcabene in dyslipidema conditions where patients are unable to reach their lipid lowering goals, including patients already receiving maximally tolerated statin therapy. Within dyslipidemia, indications broadly include FH, ASCVD, SHTG and NASH. Within these broader indications are orphan diseases including HoFH, Familial Chylomicronemia Syndrome (FCS; TGs>880mg/dL), and Familial Partial Lipodystrophy (FPS) which represent clear unmet clinical needs because current therapies are considered inadequate. Historically, clinical trials for these orphan indications are smaller and FDA approvals have previously been based on surrogate endpoints (e.g., serum LDL-C or serum TGs). Consequently, we believe we can design efficient development plans to provide gemcabene as a treatment alternative for HoFH patients as well as FCS and FP patients. If approved for these indications, this could enable us to go to market initially by treating patients in the most severe segment of the dyslipidemia market, which could subsequently lead to trials in broader indications representing millions of individuals, such as SHTG and potentially ASCVD and NASH. This strategy of “orphan-first” trials can enhance brand awareness among key thought leaders and physicians while enabling us to get to market more quickly and efficiently.

We are developing gemcabene for multiple indications in parallel given its: (1) promising clinical data and mechanism in these indications; (2) cost‑effective manufacturing process; (3) convenient oral dosing; (4) viability as adjunct combination therapy; and (5) large commercial potential. During 2016 to 2018, we initiated and completed three Phase 2b clinical trials for gemcabene in HoFH, hypercholesterolemia, including HeFH and ASCVD patients on maximally tolerated statins, and SHTG. We reported top line data from our 8 patient trial for HoFH (COBALT-1) in the second quarter of 2017, top line data from our 105 patient trial for hypercholesterolemia on high‑intensity statin therapy including HeFH and ASCVD patients (ROYAL-1) in the third quarter of 2017, and top line data from our 91 patient trial in SHTG patients (INDIGO-1) in the second quarter of 2018. As previously announced, all three of these trials achieved statistical significance for their primary endpoints.

More recently we initiated two proof-of-concept Phase 2 clinical trials in NAFLD/NASH. A pediatric NAFLD trial was begun in the fourth quarter of 2017 to study gemcabene in adolescents 12-17 years old for treatment. As previously announced, in August 2018, the Data Safety Monitoring Board (DSMB) halted the trial early because of because of “unanticipated problems.” Specifically, the first three patients showed that the primary and secondary efficacy endpoints, serum ALT and liver fat fraction (measured by MRI-PDFF), were either not improving or, in multiple cases, changing in the wrong direction. The principal investigator of this investigator initiated study continues to monitor the patients and the principal investigator and DSMB will report their findings once all the patient results have been collated and analyzed. We intend to work closely with the physicians at the clinical trial site, and other KOLs to identify potential reasons for these unexpected problems in the pediatric NAFLD study but cannot assure you that it will be possible to determine the reasons for the unexpected problems.

The second Phase 2 proof-of-concept trial treating FPL/NASH patients for 24 weeks is being conducted in an investigator initiated study at the University of Michigan. The principal investigator and DSMB for this trial reviewed the data from the pediatric trial as well interim data from the FPL trial and decided to continue the FPL trial. The principal investigator in the trial intends to closely monitor these patients while including MRI-PDFF scans to be reviewed at interim time points. Following the DSMB interim review, additional patients have been enrolled and top-line data, including MRI-PDFF, is expected in Q2 2019.

As announced previously, we completed and submitted to the FDA the results from our two year rodent carcinogenicity studies. These studies were submitted as part of a request for the FDA to remove the partial clinical hold that prevents us from conducting human studies of gemcabene that are greater than six months in duration. In response to our submission, the FDA did not lift the hold and requested that we provide additional data, including two preclinical studies, namely, a subchronic (13 week) study of gemcabene in PPARα knock-out mice and a study of gemcabene in in vitro PPAR transactivation assays using monkey and canine PPAR isoforms. We expect to submit this additional data to the FDA in the second quarter of 2019. In addition, the FDA informed us that an End of Phase 2 (EOP2) meeting to

Gemphire Therapeutics Inc.

Form 10-Q

reach an agreement on the design of Phase 3 registration and long term safety exposure trials for our target indications in dyslipidemia would not take place until the partial clinical hold is lifted.

To date, our primary activities have been conducting research and development activities, planning and conducting clinical trials, performing business and financial planning, recruiting personnel and raising capital. We do not have any products approved for sale and have not generated any revenue. We do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve gemcabene and we successfully commercialize gemcabene. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Our net losses were $6.1 million and $8.7 million during the three months ended September 30, 2018 and 2017, respectively, and $20.0 million and $26.7 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $80.5 million. Our net losses may fluctuate significantly from quarter‑to‑quarter and year‑to‑year, depending on the timing of our preclinical studies, clinical trials and our expenditures on other research and development activities.

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

We have funded our operations to date primarily through the issuance and sale of common stock and warrants in public offerings and a private placement, the proceeds of our term loan facility with Silicon Valley Bank and, prior to our IPO, the issuance of preferred stock and convertible notes. As of September 30, 2018, we had cash and cash equivalents of $23.8 million.

Workforce Reduction

In September 2018, our board of directors approved a workforce reduction to reduce costs and conserve cash resources in light of the FDA’s request for additional data described above and the resulting delay in our Phase 3 trials. The workforce reduction includes 5 employees, which represented approximately 33% of our workforce at such time, and is expected to be completed in the fourth quarter of 2018. We expect to record severance related charges totaling

Gemphire Therapeutics Inc.

Form 10-Q

approximately $1.6 million, which includes cash severance payments of approximately $0.5 million, a non-cash charge of approximately $1.1 million related to the accelerated vesting of outstanding stock options for certain affected employees, and $30,000 for continued health insurance coverage. The amount and timing of the charges that we expect to incur in connection with the workforce reduction are estimates and subject to a number of assumptions, and actual results may differ materially. We may incur additional costs not currently contemplated due to events associated with or resulting from the workforce reduction.

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

General and Administrative

General and administrative expenses consist primarily of personnel‑related costs, including salaries and share‑based compensation costs, for personnel in functions not directly associated with research and administrative activities. Other significant costs include legal fees relating to intellectual property and corporate matters and professional fees for accounting and other services. We anticipate that our on-going general and administrative expenses will fluctuate with clinical trial activity and generally trend near comparable prior period levels in the future to support our research and development activities, potential commercialization of gemcabene, if approved, and any future product candidates we may develop, as well as the costs of operating as a public company, including costs related to personnel and fees for legal and professional services.

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

Gemphire Therapeutics Inc.

Form 10-Q

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

Interest Expense, net

Interest expense, net consists of cash and non-cash interest expense attributed to our Term Loan issued in 2017 based on the prime rate in effect, as well as cash interest income from short term, highly liquid money market accounts from proceeds received from the equity offerings and debt as applicable during the periods presented.

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

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, there is no provision for income taxes, as we have incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets as of September 30, 2018 and December 31, 2017.

Gemphire Therapeutics Inc.

Form 10-Q

Results of Operations

The following table summarizes our operating results for the periods indicated:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change

	(in thousands)
Operating expenses:
General and administrative	$2,364	$2,050	$314	$7,025	$8,951	$(1,926)
Research and development	3,542	6,489	(2,947)	12,479	17,606	(5,127)
Total operating expenses	5,906	8,539	(2,633)	19,504	26,557	(7,053)
Loss from operations	(5,906)	(8,539)	2,633	(19,504)	(26,557)	7,053
Interest expense, net	(172)	(132)	(40)	(476)	(107)	(369)
Other expense	(1)	—	(1)	(1)	(5)	4
Loss before income taxes	(6,079)	(8,671)	2,592	(19,981)	(26,669)	6,688
Provision (benefit) for income taxes	—	—	—	—	—	—
Net loss	$(6,079)	$(8,671)	$2,592	$(19,981)	$(26,669)	$6,688

Comparison of Three Months Ended September 30, 2018 and 2017

General and Administrative

General and administrative expenses for the three months ended September 30, 2018 increased to $2.4 million compared to $2.1 million for the three months ended September 30, 2017. The $0.3 million increase in expenses from the comparable period in 2017 was largely attributed to separation costs in connection with our September 2018 reduction-in-force, which amounted to approximately $0.6 million recorded as general and administrative expense, comprising $0.2 million of cash compensation and $0.4 million of non-cash share-based compensation expense resulting from the acceleration of stock option vesting. Timing of costs related to infrastructure supporting our ongoing clinical trials and public company requirements, focused primarily on personnel costs and professional services, were the other primary drivers of the activity during both quarterly periods in 2018 and 2017.

Research and Development

Research and development expenses for the three months ended September 30, 2018 were $3.5 million compared to $6.5 million for the three months ended September 30, 2017. The $2.9 million decrease was primarily attributable to reduced clinical trial activities in the third quarter of 2018 versus the comparable period in 2017. The overall decrease period over period was partially offset by separation costs during the 2018 period in connection with the reduction-in-force, which amounted to approximately $0.7 million recorded as research and development expense, comprising $0.2 million of cash compensation and $0.5 million of non-cash share-based compensation expense resulting from the acceleration of stock option vesting.

Interest Expense, net

Interest expense, net for the three months ended September 30, 2018 was $0.2 million compared to $0.1 million for the three months ended September 30, 2017. Interest expense, net was comprised primarily of interest expense in connection with our Term Loan offset in part by interest income of $47,000 and $7,000 during the three month periods ended September 30, 2018 and 2017, respectively.

Gemphire Therapeutics Inc.

Form 10-Q

Comparison of Nine Months Ended September 30, 2018 and 2017

General and Administrative

General and administrative expenses for the nine months ended September 30, 2018 decreased to $7.0 million compared to $9.0 million for the nine months ended September 30, 2017. The decrease in expenses from the comparable period in 2017 was largely the result of higher separation costs in the 2017 period. We incurred separation costs during the nine months ended September 30, 2017 for our former chief executive officer totaling $0.5 million of cash compensation and $2.1 million of non-cash share-based compensation expense resulting from the acceleration of stock option vesting. In the 2018 period, our separation costs recorded as general and administrative expenses in connection with a reduction-in-force during the period totaled $0.2 million of cash compensation and $0.4 million of non-cash share-based compensation expense resulting from the acceleration of stock option vesting, partially offsetting the overall expense decrease period over period. Timing of costs related to infrastructure supporting our ongoing clinical trials and public company requirements, focused primarily on personnel costs and professional services, were the other primary drivers of the activity during both nine month periods in 2018 and 2017.

Research and Development

Research and development expenses for the nine months ended September 30, 2018 were $12.5 million compared to $17.6 million for the nine months ended September 30, 2017. The $5.1 million decrease was primarily attributable to reduced clinical trial activities through the third quarter in 2018 versus the comparable period in 2017. The overall decrease period over period was partially offset by separation costs recorded as research and development expenses in connection with the September 2018 reduction-in-force totaling $0.2 million of cash compensation and $0.5 million of non-cash share-based compensation expense resulting from the acceleration of stock option vesting with no comparable separation costs recorded as research and development expenses in the prior year period.

Interest Expense, net

Interest expense, net for the nine months ended September 30, 2018 was $0.5 million, compared to $0.1 million for the comparable period in 2017. Interest expense, net for the nine months ended September 30, 2018 was comprised primarily of interest expense in connection with our Term Loan offset in part by interest income of $0.1 million. Interest expense, net for the nine months ended September 30, 2017 represented interest expense in connection with the Term Loan that was issued in July 2017, offset in part by interest income in the amount of $32,000.

Liquidity and Capital Resources

Capital Resources

As of September 30, 2018, our principal sources of liquidity consisted of cash and cash equivalents of approximately $23.8 million. Our cash and cash equivalents are invested in cash deposits and money market accounts.

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

Gemphire Therapeutics Inc.

Form 10-Q

overallotment option, at the public offering price of $7.00 per share. We received net proceeds of approximately $23.1 million after deducting underwriting discounts and commissions and offering expenses.

•

On July 24, 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank (SVB), which was amended on July 31, 2018 (collectively, the Loan Agreement). The Loan Agreement established a term loan facility in the aggregate principal amount of up to $15.0 million (the Term Loan) to be funded in several tranches. We drew $10.0 million under the Loan Agreement on July 24, 2017. An additional tranche of $5.0 million (Tranche C) may be available to be drawn by us through November 30, 2018, subject to conditions; however, we do not expect all of such conditions to be met by that date. See “—Liquidity and Capital Resource Requirements” below for a description of the availability of Tranche C, repayment terms and certain other material terms of the Loan Agreement.

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

Gemphire Therapeutics Inc.

Form 10-Q

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(17,798)	$(20,141)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	23,131	21,448
Net increase in cash	$5,333	$1,307

Cash Flow from Operating Activities

For the nine months ended September 30, 2018, cash used in operating activities of $17.8 million was attributable to a net loss of $20.0 million as adjusted by $3.6 million in share‑based compensation and non-cash interest expense of $0.2 million offset by a net change of $1.6 million in our operating assets and liabilities. The change in operating assets and liabilities was primarily attributable to a  decrease in our accounts payable and increase in our prepaid expenses, offset in part by an increase in accrued liabilities, associated with fluctuations in our operating activities.

For the nine months ended September 30, 2017, cash used in operating activities of $20.1 million was attributable to a net loss of $26.7 million offset by $4.5 million in share‑based compensation, non-cash interest expense of $58,000 and a net change of $1.9 million in our net operating assets and liabilities. The change in operating assets and liabilities was primarily attributable to a net increase in our accounts payable and accrued liabilities, offset in part by an increase in prepaid expenses, associated with fluctuations in our operating activities.

Cash Flow from Investing Activities

There were no sources or uses of funds from investing activities for all periods presented.

Cash Flow from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2018 of $23.1 million related primarily to proceeds received from our Follow-On Offering, net of discounts, commissions and other costs totaling $2.1 million paid through September 30, 2018.

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

Liquidity and Capital Resource Requirements

We believe the approximately $23.8 million of cash on hand, will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q. The development of gemcabene is subject to numerous uncertainties, and we have based these estimates on assumptions that may prove to be substantially different than we currently anticipate and could use our cash resources sooner than we expect. Additionally, the process of advancing early‑stage product candidates and testing product candidates in clinical trials is costly, and the timing of progress in these clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure that we will ever be profitable or generate positive cash flow from operating activities.

Gemphire Therapeutics Inc.

Form 10-Q

We have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve gemcabene and we successfully commercialize gemcabene. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. We had $10.1 million outstanding under our Term Loan with SVB on September 30, 2018. See “—Term Loan” below. Under our Loan Agreement with SVB, an additional tranche of $5.0 million (Tranche C) may be available to be drawn by us through November 30, 2018 conditioned on the occurrence of a positive clinical trial event (evidence of which was provided to SVB on November 10, 2017) and a pre-clinical event, as well as a positive Phase 2 NASH event. As discussed above, the FDA has asked that we complete additional pre-clinical studies and submit additional data in connection with the partial clinical hold on gemcabene; accordingly, we do not expect a pre-clinical event to occur prior to November 30, 2018 and therefore do not expect Tranche C to be available to be drawn by us prior to its expiration. We do not have any other committed external source of funds.

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

Term Loan

Pursuant to our Loan Agreement described above, as amended on July 31, 2018, all amounts advanced under the Term Loan mature on February 1, 2021 and had an interest-only monthly payment period through November 1, 2018, which could have been extended to February 1, 2019 upon the occurrence of both a positive clinical trial event and a pre-clinical event.  A pre-clinical event did not occur prior to November 1, 2018 and, accordingly, we began making monthly payments of principal and interest on such date, which will continue until the maturity date. Interest will accrue on the unpaid principal balance at a floating per annum rate equal to the prime rate, except that, following an event of default, interest will accrue at a rate up to 5% above the rate that is otherwise applicable. Our obligations under the Loan Agreement may be accelerated by SVB upon the occurrence of an event of default. An event of default includes customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants, bankruptcy or related defaults, defaults on certain other indebtedness, defaults under certain other agreements, the imposition of judgments or penalties, the material inaccuracy of representations or warranties, material adverse changes and revocations of government approvals.

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

In the event a positive clinical trial event had not occurred by March 31, 2018, on such date, we would have been required

Gemphire Therapeutics Inc.

Form 10-Q

to either (i) provide cash security and maintain a cash balance in a restricted account at SVB in an amount of at least 50% of the amounts we owe to SVB or (ii) prepay the Term Loan in its entirety. On November 10, 2017, we provided SVB evidence of a positive clinical trial event. In the event a pre-clinical event does not occur on or prior to September 30, 2019 or, if at any time prior to a pre-clinical event, our unrestricted cash balance at SVB is less than $18 million, on such date, we must either (i) provide cash security and maintain a cash balance in a restricted account at SVB in an amount of at least 100% of the amounts we owe to SVB or (ii) prepay the Term Loan in its entirety.  In each case, if we choose to prepay the Term Loan, in addition to the repayment of the outstanding principal and accrued and unpaid interest, we are required to pay the final payment fee and, if applicable, the success fee, but not the prepayment fee. In the event that cash security is provided, it would be presented as restricted cash on our balance sheet.

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

Pfizer Agreement

We entered into an exclusive license agreement for the clinical product candidate gemcabene with Pfizer Inc. (Pfizer) in April 2011, which was subsequently amended and restated in August 2018 (as so amended, the Pfizer Agreement). The Pfizer Agreement grants us certain patent rights and a non-exclusive royalty bearing right and license to certain related data to make, use, develop, commercialize, import and otherwise exploit the clinical product candidate gemcabene. Pfizer retains the right to make, use and import gemcabene solely for internal research purposes.

In partial exchange for the rights granted by Pfizer, we agreed to issue shares of our common stock to Pfizer representing 15% of our fully diluted capital at the close of its first arms‑length Series A financing, which occurred on March 31, 2015.

We also agreed to make milestone payments totaling up to $37 million upon the achievement of certain milestones, including the first new drug application (or its foreign equivalent) in any country, regulatory approval in each of the United States, Europe and Japan, the first anniversary of the first regulatory approval in any country, and upon achieving certain aggregate sales levels of gemcabene. Future milestone payments under the Pfizer Agreement, if any, are not expected to begin for at least several years and extend over a number of subsequent years.

In addition, we agreed to pay Pfizer tiered royalties on a country‑by‑country basis based upon the annual amount of net sales, as specified in the Pfizer Agreement, until the later of: (a) five (5) years after the first commercial sale in such country; (b) the expiration of all regulatory or data exclusivity for gemcabene in such country; and (c) the expiration or abandonment of the last valid claim of the licensed patents, including any patent term extensions or supplemental protection certificates in such country (collectively, the Royalty Term). Under the Pfizer Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize gemcabene.

The Pfizer Agreement will expire upon expiration of the last Royalty Term. On expiration (but not earlier termination),

Gemphire Therapeutics Inc.

Form 10-Q

we will have a perpetual, exclusive, fully paid-up, royalty-free license under the licensed patent rights and related data to make, use, develop, commercialize, import and otherwise exploit the clinical product candidate gemcabene. Either party may terminate the Pfizer Agreement for the other party’s material breach following a cure period or immediately upon certain insolvency events relating to the other party. Pfizer may immediately terminate the Pfizer Agreement in the event that (i) we or any of our affiliates or sublicenses contest or challenge, or support or assist any third party to contest or challenge, Pfizer’s ownership of or rights in, or the validity, enforceability or scope of any of the patents licensed under the Pfizer Agreement or (ii) we or any of our affiliates or sublicensees fail to achieve the first commercial sale in at least one country by April 16, 2024. Furthermore, upon termination of the Pfizer Agreement by Pfizer for any of the foregoing reasons, we grant Pfizer a non-exclusive, fully paid-up, royalty free, worldwide, transferrable, perpetual and irrevocable license to use any intellectual property rights arising from the development or commercialization of gemcabene by us and any trademarks identifying gemcabene and agree to transfer regulatory filings and approvals to Pfizer or permit Pfizer to cross-reference and rely on such regulatory filings and approvals for gemcabene.  We may terminate the License Agreement for convenience upon 90 days’ written notice and payment of an early termination fee.

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

During the three and nine months ended September 30, 2018, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on March 20, 2018.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s

Gemphire Therapeutics Inc.

Form 10-Q

rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company may be subject to claims and lawsuits that arise primarily in the ordinary course of business. The Company believes that the disposition or ultimate resolution of any such claims and lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 1A.RISK FACTORS

In addition to the other information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factor set forth below and the other factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and in Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

We are implementing a reduction in force that may have an adverse impact on our drug development activities, and attrition that may occur following this reduction could disrupt our operations. In addition, we may not achieve

Gemphire Therapeutics Inc.

Form 10-Q

anticipated benefits and savings from the reduction or be able to implement or benefit from any additional cost containment measures in the future.

In September 2018, our board of directors approved a workforce reduction to reduce costs and conserve cash resources in light of the delay in our Phase 3 trials resulting from the FDA’s request for additional data following the completion of two year carcinogenicity studies conducted in connection with the partial clinical hold on gemcabene. The workforce reduction includes 5 employees, which represented approximately 33% of our workforce at such time, and is expected to be completed in the fourth quarter of 2018.

Our expectations regarding the amount and timing of severance payments and charges and the financial impact of the workforce reduction are only estimates. Our workforce reduction costs may be greater than anticipated.

The reduction in force, which included two of our executive officers, and any attrition that may occur following this reduction, will result in the loss of institutional knowledge and expertise and in the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations and our drug development activities. Our efforts to improve our managerial, operational and financial systems and manage our operations may be made more challenging given the reduction in force. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing these organizational changes.

Further, the reduction in force may yield unintended consequences, such as reduced employee morale and attrition beyond our intended reduction in force, which may result in us seeking contract support at unplanned additional expense. We may not achieve anticipated benefits from the reduction in force. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel when and if needed, which may have an adverse impact on our drug development activities, result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition and reduction in force or successfully implement any additional cost containment measures, our expenses may be more than expected, we may utilize cash more quickly than expected and we may not be able to implement our business strategy or continue the development of gemcabene.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not applicable.

Gemphire Therapeutics Inc.

Form 10-Q

ITEM 6.	EXHIBITS
EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
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

10.1+

Amended and Restated License Agreement, dated August 2, 2018, by and between Gemphire Therapeutics Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on August 6, 2018).

10.2

First Amendment to Loan and Security Agreement dated July 31, 2018 by and between Gemphire Therapeutics Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8- K, File No. 001-37809, filed on August 6, 2018).

10.3*	Separation and Release Agreement with Jeffrey S. Mathiesen dated as of September 21, 2018.
10.4*	Separation and Release Agreement with Dr. Lee Golden dated as of September 21, 2018.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Indicates management contract or compensatory plan
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission

Gemphire Therapeutics Inc.

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Gemphire Therapeutics Inc.

SIGNATURE	TITLE	DATE

/s/ STEVEN GULLANS	President and Chief Executive Officer	November 8, 2018
Steven Gullans	(Principal Executive Officer and Principal Financial Officer)