Form 10-K
period 2018-12-31
Gemphire Therapeutics Inc.
filed 2019-03-18
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $128 million based on the closing price on the Nasdaq Global Market as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of March 11, 2019 was 14,265,411.

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

This Report, including under the headings “Business,” "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. We may, in some cases, use words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should," "will," "would" or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Report include, but are not limited to, statements about:

▪

our anticipated timing of regulatory submissions; commencement and completion of preclinical studies and clinical trials, meetings with the FDA and other regulatory authorities; and product approvals and initiation of commercialization, if approved, for gemcabene or any other product candidates we may pursue in the future;

▪	our ability to successfully pursue any strategic alternatives;
▪	the outcome of our ongoing preclinical toxicology studies related to our partial clinical hold with respect to clinical trials of longer than six months in duration;
▪	the outcome and timing of a decision by the FDA regarding whether to lift our partial clinical hold;
▪	the outcome of clinical trials of gemcabene and our ability to replicate positive results from a completed clinical trial in a future clinical trial;
▪	our expected clinical trial designs and regulatory pathways;
▪	our expectation that the FDA will not require us to complete a cardiovascular outcomes trial prior to approval;
▪

our expectations for the attributes of gemcabene or any other product candidate we may pursue in the future, including pharmaceutical properties, mechanisms of action, efficacy, safety, dosing regimens and cost, as compared to other lipid-lowering therapies;

▪	our ability to design an efficient development plan;
▪	our expectations regarding our existing capital resources;
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

▪

our ability to identify and execute on strategic alternatives, including in connection with our December 2018 announcement that we are pursuing a review of strategic alternatives and any potential transactions and partnerships we may pursue in the future;

▪	our ability to out-license gemcabene to strategic partner(s) seeking to develop and/or commercialize it;
▪	our ability to enhance brand awareness among key thought leaders and physicians;
▪	if approved, the rate and degree of market acceptance of gemcabene or any other product candidates we may pursue in the future;
▪	if approved, our ability to compete with other companies that are, or may be, developing or selling products that may compete with gemcabene;
▪	reimbursement policies, including any future changes to such policies or related government legislation and our ability to sell gemcabene, if approved;
▪	regulatory and legal developments in the United States and in foreign countries;
▪	our ability to obtain and maintain intellectual property protection for gemcabene or any other product candidates we may pursue in the future and not infringe upon the intellectual property of others;
▪	our ability to fund our working capital requirements;
▪	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to, obtain additional financing;
▪	the ability of any third parties with whom we collaborate for the development and commercialization of gemcabene to successfully perform their assigned functions;
▪	our ability to retain and recruit key scientific and management personnel;
▪	our financial performance; and
▪	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

PART I

ITEM 1.BUSINESS

Overview

We are a clinical‑stage biopharmaceutical company focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life-threatening cardiovascular disease, focused on orphan indications, as well as nonalcoholic fatty liver disease (NAFLD/NASH). Our product candidate, gemcabene, has been tested as monotherapy and in combination with statins and other drugs in more than 1,100 subjects, which we define as healthy volunteers and patients, across 25 Phase 1 and Phase 2 clinical trials and has demonstrated promising evidence of efficacy, safety and tolerability.

We are pursuing gemcabene in dyslipidemia conditions where patients are unable to reach their lipid lowering goals, including patients already receiving maximally tolerated statin therapy. Within dyslipidemia, indications broadly include Familial Hypercholesterolemia (FH), Atherosclerotic Cardiovascular Disease (ASCVD), Severe Hypertriglyceridemia (SHTG) and Nonalcoholic Steatohepatitis (NASH). Within these broader indications are orphan diseases including Homozygous Familial Hypercholesterolemia (HoFH), Familial Chylomicronemia Syndrome (FCS; TGs>880mg/dL), and Familial Partial Lipodystrophy (FPL) which represent clear unmet clinical needs because current therapies are considered inadequate. Historically, clinical trials for these orphan indications are smaller and FDA approvals have previously been based on surrogate endpoints (e.g., serum LDL-C or serum TGs). Consequently, we believe we can design efficient development plans to provide gemcabene as a treatment alternative for HoFH patients as well as FCS and FPL patients. If approved for one or more of these indications, this could enable us to go to market initially by treating patients in the most severe segment of the dyslipidemia market, which could subsequently lead to trials in broader indications representing millions of individuals, such as SHTG and potentially ASCVD and NASH. This strategy of “orphan-first” trials can enhance brand awareness among key thought leaders and physicians and has the potential to provide a more rapid, less expensive path through trials and regulatory approvals. It also provides the potential for initiating sales with a small, focused sales force.

We plan to develop gemcabene for multiple clinical indications given its: (1) promising clinical data and mechanism in these indications; (2) cost‑effective manufacturing process; (3) convenient oral dosing; (4) viability as adjunct combination therapy; and (5) large commercial potential. During 2016 to 2018, we initiated and completed three Phase 2b clinical trials for gemcabene in HoFH, hypercholesterolemia, including Heterozygous Familial Hypercholesterolemic (HeFH) and ASCVD patients on maximally tolerated statins, and SHTG. Previously we reported top line data from our 8 patient trial for HoFH (COBALT-1) in the second quarter of 2017, top line data from our 105 patient trial for hypercholesterolemia on high‑intensity statin therapy including HeFH and ASCVD patients (ROYAL-1) in the third quarter of 2017, and top line data from our 91 patient trial in SHTG patients (INDIGO-1) in the second quarter of 2018. As previously announced, all three of these trials achieved statistical significance for their primary endpoints.

Gemcabene’s mechanism of action is multifaceted. In the liver gemcabene acts in two major ways to reduce levels of circulating LDL-C and triglycerides: 1) inhibition of the two metabolic pathways that synthesize precursors (i.e., cholesterol and fatty acids) of VLDL-C, LDL-C and triglycerides and 2) stimulation of a liver mechanism known as the remnant receptor pathway that removes particles that contain cholesterol and triglycerides from the blood. Gemcabene’s stimulation of this remnant receptor pathway involves enhanced removal of an LDL-C precursor known as very low-density lipoprotein remnants. With regard to gemcabene’s anti-inflammatory properties, in human clinical trials and animal studies to date, gemcabene has been shown to significantly reduce plasma levels of CRP. Furthermore, in preclinical studies of dyslipidemia as well as NASH, gemcabene inhibited production of a number of known pro-

inflammatory molecules (e.g., CRP, CCR2, CCR5, IL-6, TNF-alpha, MCP-1 and MIP1-beta) as well as pro-fibrotic factors (e.g., TIMP-1, MMP-2). Overall, gemcabene’s multifaceted mechanism of action provides the potential for safely addressing multiple major risk factors in a broad array of adult and pediatric cardiometabolic patients who have an elevated risk of cardiovascular or liver disease, even when taking conventional therapies.

Cardiovascular disease is a major health concern, causing more deaths globally than any other disease. Dyslipidemia leads to cardiovascular disease and is generally an important predictor of cardiovascular events including heart attack and stroke. Dyslipidemia is generally characterized by an elevation of low-density lipoprotein cholesterol (LDL-C), or bad cholesterol, triglycerides, or fat in the blood, or both. It represents one of the largest therapeutic areas with annual worldwide drug sales of approximately $17 billion in 2015. We estimate more than 40% of Americans have elevated LDL-C or triglycerides, or both. Statins, such as atorvastatin, simvastatin or rosuvastatin, are standard of care for LDL-C lowering, while fibrates, prescription active ingredient of fish oils (i.e. EPA) and niacin are standard of care for triglyceride lowering. Although these drugs are highly prescribed and capable of reducing LDL-C and triglyceride levels, many patients are unable to effectively manage their dyslipidemia with currently approved therapies and are in need of additional treatment options. For example, approximately 40% of patients on statins are unable to meet their LDL-C lowering goal and doubling a statin dose has been shown to incrementally lower LDL-C levels by a nominal percentage (approximately 6% based on historical evidence), while increasing safety and tolerability concerns. An even higher percentage of patients with severe hypertriglyceridemia do not achieve triglyceride levels low enough to reduce the risk of developing co-morbidities such as pancreatitis. We believe gemcabene possesses a differentiated product profile compared to other therapies in the market and in clinical development.

Key Business Developments

Clinical and Research Program Updates

In late 2017 we announced the initiation of a Phase 2a investigator initiated trial to assess gemcabene in pediatric patients with non-alcoholic fatty liver disease (NAFLD). The planned scope of this open-label, 12-week study was to evaluate gemcabene 300 mg in 40 adolescent NAFLD patients, 12-17 years of age. The study enrolled 6 patients and in August 2018, the Data Safety Monitoring Board (DSMB) halted the trial early due to “unanticipated problems” in the first three patients. Specifically, the primary efficacy endpoint of alanine amino transferase (ALT) increased beyond baseline levels in two of these three patients. At baseline, i.e., prior to receiving gemcabene, and as outlined in study inclusion criteria, ALT for these two patients were elevated 3–fold and 10-fold compared to ALT levels reported for healthy pediatric patients (~25 IU/L) of similar age. In addition, all three patients had an increase in the secondary endpoint of liver fat fraction as measured by magnetic resonance imaging–estimated proton density fat fraction (MRI-PDFF). All patients gained weight and had increased TGs during study treatment, in contrast to data in other gemcabene trials. Patients were instructed to self-administer the test-agent daily, however compliance was compromised as assessed by return of unused tablets and measurement of blood drug levels. One observation of increased ALT and two observations of increased liver fat were reported as Adverse Events (AEs) considered related to gemcabene. No events were reported as Serious Adverse Events (SAEs). The risk for increased liver fat with gemcabene treatment is unknown at this time. The patients will continue to be monitored for 12 months post-final dose. We intend to work closely with the physicians and other KOLs to identify potential reasons for the unanticipated problems in the pediatric NAFLD study but cannot assure you that it will be possible to determine the reasons for the unexpected problems.

In early 2018 we announced the initiation of a Phase 2 proof-of-concept trial treating FPL/NASH patients for 24 weeks, which is being conducted in an investigator-initiated study at the University of Michigan. In the third quarter of 2018, the principal investigator and DSMB for this trial reviewed the data from the pediatric trial as well interim data from the FPL trial and decided to continue the FPL trial. The principal investigator in the trial intends to closely monitor these patients throughout the study. In the fourth quarter of 2018 the FPL trial was fully enrolled and top-line data is expected in the second quarter of 2019. To date, there was one unrelated SAE of benign paroxysmal positional vertigo in IIT-GEM-602, and no deaths or withdrawals due to adverse events.

As announced in third quarter of 2018, we completed and submitted to the FDA the results from our two year rodent carcinogenicity studies. These studies were submitted as part of a request for the FDA to remove the partial clinical hold that prevents us from conducting human studies of gemcabene that are greater than six months in duration. In response to our submission, the FDA did not lift the hold and requested that we provide additional data, including two preclinical studies, namely, a subchronic (13 week) study of gemcabene in PPARα knock-out mice and a study of gemcabene in in vitro PPAR transactivation assays using monkey and canine PPAR isoforms. We expect to submit this additional data to the FDA in the fourth quarter of 2019. In addition, the FDA informed us that an End of Phase 2 (EOP2) meeting to reach an agreement on the design of Phase 3 registration and long term safety exposure trials for our target indications in dyslipidemia would not take place until the partial clinical hold is lifted.

Pfizer License Agreement

In the third quarter of 2018, we announced that our gemcabene in-licensing agreement with Pfizer was renegotiated providing three additional years to for us to achieve our first commercial sale, by April 2024. As of today, this additional time is expected to provide sufficient time to achieve regulatory approval and initiate commercialization of gemcabene for at least one indication.

Review of Strategic Alternatives

In December 2018, we announced that our Board of Directors established a committee to oversee a review of strategic alternatives focused on maximizing stockholder value and that we had engaged Ladenburg Thalmann & Co. Inc. to act as our strategic financial advisor in this process. Despite undertaking this process, we may not be successful in completing a transaction, and, even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value.

Our Strategy

Our goal is to become a leading cardiometabolic biopharmaceutical company that develops and commercializes best‑in‑class therapies for disorders related to dyslipidemias. Our product candidate, gemcabene, has been found to have numerous notable attributes that position it as a therapeutic potentially capable of benefiting multiple disease indications.

The attributes of gemcabene include:

•	Cost‑effective, once‑daily, oral therapy
•	Promising safety and tolerability
•	Pleiotropic MOA providing multiple biological benefits
•	Significant lipid‑lowering of LDL‑C, high‑sensitivity C‑reactive protein (hsCRP) and triglycerides (TGs)
•	No drug‑drug interactions when combined with high‑intensity statin doses

These attributes provide opportunities to pursue gemcabene for multiple clinical indications. Thus there are several potential approaches to clinical, regulatory, and commercialization plans for gemcabene. With the FDA decision in the third quarter of 2018 to require additional preclinical studies in order to consider lifting the partial clinical hold on gemcabene and scheduling an EOP2 meeting, and the consequent delay in initiating our Phase 3 program, we recently refocused our next stage of clinical trials to initially focus on rare/orphan disease indications and subsequently broader indications.

Thus our strategy for gemcabene is:

•

Advance the late‑stage clinical development of gemcabene across multiple target indications, beginning with rare diseases within FH and SHTG populations and then expanding into broader indications. Our “orphan-first” strategy initially includes pursuing orphan indications such as HoFH, FCS, and FPL. Broader indications that may be pursued later include SHTG, HeFH, ASCVD, and NASH. Advancing gemcabene for orphan indications has multiple potential advantages including: 1) smaller, less costly clinical trials, 2) clear unmet need, 3) potential for expedited regulatory review and even Orphan Drug Designation (which gemcabene has already received from the FDA for HoFH), and 4) the likelihood of needing a small commercialization team to initiate sales.

•

Continue to build out our patent portfolio for gemcabene. We believe our patents and patent applications provide us with a significant competitive advantage. As of February 2019, we had 47 issued patents and 95 pending patent applications for gemcabene in the United States and internationally directed to formulations, compositions, methods of use and methods of manufacturing. We intend to aggressively prosecute and defend our patent portfolio and pursue new patents in order to ensure the long-term commercial success of gemcabene.

•

Maximize the global commercial value of gemcabene. We have retained all commercial and manufacturing rights to gemcabene. We intend to evaluate our strategic alternatives to collaborate with global biopharmaceutical companies for the development and commercialization of gemcabene. We believe we could independently commercialize gemcabene for the treatment of patients with HoFH, FPL, and FCS in the United States with a targeted sales force and would seek commercial partners outside of the United States. For larger indications such as SHTG, ASCVD, and NASH, we expect to assess partnership opportunities for Phase 3 development and the worldwide commercialization of gemcabene.

•

Leverage the expertise and experience of our management team to evaluate future in‑licensing and acquisition opportunities. Across our leadership team, we have discovered and/or developed Lipitor, Lopid, Bempedoic Acid, ETC‑216, ACP‑501, and PNT‑2258, and commercialized many lipid-regulating and orphan drugs including Crestor, Myalept and Lynparza. Our team is well‑qualified to identify and in‑license or acquire clinical‑stage cardiometabolic assets, and we intend to evaluate these opportunities to diversify our pipeline and generate long‑term growth.

We believe that oral, once‑daily gemcabene as an add‑on to statin and other existing therapies is differentiated by the ability to lower multiple risk factors (LDL‑C, hsCRP and triglycerides) and, if approved, presents a significant opportunity across multiple indications in dyslipidemia and NASH. These indications span from orphan indications including HoFH, FCS and FPL to more prevalent conditions, such as SHTG, HeFH, ASCVD and NASH in which therapies are required to reduce elevated levels of LDL‑C, triglycerides, inflammation or any combination thereof.

Overview of Dyslipidemia and NASH Markets

According to the World Health Organization, cardiovascular disease is the number one cause of death in the world, responsible for 17.5 million, or approximately one in three, deaths in 2012. Cardiovascular disease is influenced by both environment and genetics. Environmental factors include diet, smoking, excess weight and sedentary lifestyle. Genetic defects can cause certain types of cardiovascular disease, such as familial hypercholesterolemia, a condition in which mutations on one or more genes can result in elevated LDL‑C levels in patients. Cardiovascular burden in the US is expanding at an alarming rate. The prevalence of CVD was 41.5% in 2015, due to the rising effects of obesity and the earlier onset of type 2 diabetes. It is estimated that 45% of the US population will have at least one cardiovascular condition by 2035.

Dyslipidemia is characterized by an elevation of LDL‑C, triglycerides or both. Dyslipidemia leads to cardiovascular disease and is generally an important predictor of cardiovascular events, including heart attack and stroke. It is estimated that 71 million American adults, or approximately 33%, have high LDL‑C levels, which is a major risk factor for cardiovascular disease. We estimate from 2015 data that over 33 million patients are prescribed statins, of which a little more than half, or 19 million, are secondary prevention patients. Of these 19 million secondary prevention patients, approximately 10 million are ASCVD patients who are not at their LDL-C goal. Furthermore, it is estimated that over 30% of American adults have elevated triglycerides above 150 mg/dL, and high levels of triglycerides are even evident in patients with normal cholesterol levels. If untreated, elevated triglycerides levels may lead to more serious illnesses, such as atherosclerosis (plaque build‑up in the arteries) and severely elevated triglyceride levels may lead to pancreatitis (inflammation of the pancreas). The dyslipidemia market has achieved approximately $17 billion in worldwide drug sales in 2015 and remains one of the largest therapeutic markets.

NASH is an advanced form of NAFLD in which a buildup of excess triglycerides in the liver (steatosis), usually in the context of metabolic dysregulation, results in liver damage (hepatocyte ballooning) and increased inflammation. This condition can lead to hepatic fibrosis and cirrhosis and eventually hepatocellular carcinoma (HCC) in some patients. NASH is now the second most common cause for liver transplantation in the U.S. We believe there are currently no approved medications for treating NASH in any market across the globe. Disease management chiefly involves lifestyle modification, some off-label medication use, and monitoring for disease progression. Off-label medications typically include antioxidant, antidiabetic, and lipid modifying agents. Despite the potentially serious liver complications, the natural progression of NASH is relatively slow, and CV disease is the leading cause of death among NASH patients, partly as a result of the disease and partly due to the common comorbidities in patients with NASH, including type 2 diabetes and obesity.

Global Dyslipidemia Market

2015 Worldwide Drug Sales of $16.9 Billion

© 2016 DR/Decision Resources, LLC. All rights reserved. Reproduction, distribution, transmission or publication is prohibited. Reprinted with permission. DR/Decision Resources, LLC (“DR”) makes no representation or warranty as to the accuracy or completeness of the data (“DR Material”) set forth herein and shall have, and accept, no liability of any kind, whether in contract, tort (including negligence) or otherwise, to any third party arising from or related to use of the DR Material by Gemphire Therapeutics Inc. Any use which Gemphire Therapeutics Inc. or a third party makes of the DR Material, or any reliance on it, or decisions to be made based on it, are the sole responsibilities of Gemphire Therapeutics Inc. and such third party. In no way shall any data appearing in the DR Material amount to any form of prediction of future events or circumstances and no such reliance may be inferred or implied.

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

Lowering LDL‑C Decreases Cardiovascular Risk

Elevated LDL‑C lowering is the #1 Modifiable Risk Factor

CV Risk Reduction (MACE)%
LDL-C Reduction (mg/dL)
0
5
10
15
20
25
30
35
40
45
50
0
10
20
30
40
50
60
70
JUPITER
hsCRP
AFCAPS
ASCOT-LLA
HHS
TG
WOSCOPS
4S
REDUCE-IT
TG
LIPID
HPS
CARE
TNT
CANTOS
hsCRP
Repatha
SPARCL
PROSPER
*A-Z
PROVE-IT
*IDEAL
ALLHAT
IMPROVE-IT

Sources: CTT Cholesterol Treatment Trialist’s Collaboration and Study Papers for each Trial; CV = Cardiovascular; MACE=Major Adverse Cardiovascular Events; *A‑Z p=.14 and IDEAL p=.07

Key For LDL‑C Lowering Drug with Successful Trial Results:  Gemfibrozil: HHS; Atorvastatin: IDEAL, TNT, PROVE‑IT, ASCOT‑LLA, SPARCL; Pravastatin: ALLHAT, CARE, PROSPER, LIPID, WOSCOPS; Simvastatin: A‑Z, HPS, 4S; Lovastatin: AFCAPS; Rosuvastatin: JUPITER; Ezetimibe: IMPROVE‑IT; Canakinumab: CANTOS; Vascepa: REDUCE-IT.

Since 1987 the FDA has accepted LDL‑C lowering as a surrogate endpoint for reducing cardiovascular risk for traditional approval on over 15 lipid‑lowering drugs without requirements to initiate or complete a cardiovascular outcomes trial. Traditional approval may be based on surrogate endpoints such as LDL‑C and blood pressure that are known to predict clinical benefit, in contrast to accelerated approval based on surrogate endpoints that are only reasonably likely to predict clinical benefit and require confirmatory evidence of actual benefit after approval. With traditional approval based on LDL‑C reduction, the FDA does not have a regulatory mechanism to require any further efficacy trials and does not require sponsors to conduct a post‑approval cardiovascular outcomes trial. Sponsors who have chosen to conduct cardiovascular outcomes trials before or after traditional approval, which is encouraged by the FDA, have voluntarily done so to seek additional claims.

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

There have also been several studies showing that certain LDL‑C lowering statin and non‑statin drugs did not in fact provide cardiovascular benefits (e.g., Niacin in AIM‑HIGH trial) and/or showed unexpected safety concerns (e.g., ezetimibe in ENHANCE with cancer). In addition, studies of a class of drugs known as cholesteryl ester transfer protein inhibitors (CETPi) with a different mechanism (i.e., increased high‑density lipoprotein cholesterol (HDL‑C) while sometimes lowering LDL‑C), has led to three drugs that failed to demonstrate efficacy in Phase 3 cardiovascular outcome trials. The first CETPi drug, Pfizer’s torcetrapib, lowered LDL‑C but showed increased cardiovascular event rates in patients due to off‑target effects in ILLUMINATE, which we believe established a higher FDA standard for cardiovascular outcomes trials for the CETPi class.

In patient populations such as HoFH and SHTG including FCS, we believe the FDA recognizes that an outcomes trial would be difficult and as a result has established precedent drug approvals over time based on surrogate endpoints, LDL‑C for cardiovascular risk and triglycerides for pancreatitis risk, respectively. Recent examples include Juxtapid (2012), Kynamro (2013) and Repatha (2015) for HoFH and Vascepa (2012) for SHTG.

In the case of more moderate hypertriglyceridemia which includes millions of patients with serum TGs between 150 mg/dL and 499 mg/dL, the FDA has required a cardiovascular outcome trial. Recently Vascepa was evaluated in the Phase 3 REDUCE-IT trial for these patients and demonstrated significant reductions in MACE and serum TGs. There has been no FDA decision regarding Vascepa for this patient population.

In broader dyslipidemia populations, such as HeFH and ASCVD, the FDA recently approved PCSK9 inhibitors based on LDL‑C as the surrogate endpoint and did not require the completion of cardiovascular outcomes trial in these high‑risk dyslipidemia patients. The FDA approved Praluent and Repatha based on LDL‑C reduction as an adjunct to maximally tolerated statin therapy (and diet), but did not approve these drugs for monotherapy or primary prevention patients, noting that such approval may be premature in the absence of cardiovascular outcomes data.

Collectively, recent approvals of new cardiovascular drugs, results from clinical trials of non‑statin product candidates, and our regulatory guidance that we received from the FDA regarding our development plans have provided us with some assurance that LDL‑C and/or TG lowering product candidates in development, such as gemcabene, will not be required to conduct cardiovascular outcomes trials in the United States and Europe prior to approval for our initial target indications.

hsCRP - A Biomarker of Interest

Inflammation plays a significant role in the propagation of atherosclerosis and susceptibility to cardiovascular events. Of the wide array of inflammatory biomarkers that have been studied, hsCRP (or CRP) has received the most attention for its use in risk reclassification of cardiovascular disease. At the 2015 European Society for Cardiology meeting, Merck presented a post‑hoc analysis of the IMPROVE‑IT trial which confirmed the importance of lowering both LDL‑C and hsCRP levels to below 70 mg/dL and 2 mg/L, respectively, with a 27% relative risk reduction in cardiovascular events occurring in patients that were able to attain these target levels compared to those patients who achieved neither of these target levels. In 2017, in the CANTOS trial, Novartis’ canakinumab demonstrated an outcomes benefit for mortality and other modifiable risk factors for CV disease by lowering hsCRP (median hsCRP reduction of 37% led to a 15% reduction in cardiovascular related MACE) without affecting LDL-C. These findings support the potential for novel non‑statin therapies that can demonstrate clinical efficacy in both LDL‑C and hsCRP reduction. Gemcabene’s ability to substantially lower hsCRP in conjunction with LDL‑C may offer further benefit to the cardiovascular health of patients.

Target Indications for Gemcabene

Our target indications are summarized below with a total of approximately 14 million addressable dyslipidemia patients in the United States who could be treated with gemcabene, and another six million patients with NASH in the U.S. That said, we are pursuing an “Orphan-First” strategy in our clinical trial and commercialization plans. This approach has the potential to provide a more rapid, less expensive path through trials and regulatory approvals. It also provides the potential for initiating sales with a small, focused sales force.

Orphan Indications

Homozygous Familial Hypercholesterolemia (HoFH)

HoFH is a rare genetic disease that is usually caused by mutations in both alleles of the LDL receptor gene responsible for removing LDL from the blood. As a result of having defective or deficient LDL receptor function, HoFH patients exhibit severely high LDL-C levels, are at very high risk of experiencing premature cardiovascular events, such as a heart attack or stroke, and develop premature and progressive atherosclerosis. LDL‑C levels in HoFH patients are often in the range of 500 mg/dL to 1,000 mg/dL, compared to a normal target range of 70 mg/dL to 100 mg/dL. Unless treated, most patients with HoFH do not survive adulthood beyond 30 years of age. There are approximately 300 to 2,000 HoFH patients in the United States and 6,000 to 45,000 patients in the rest of the world based on an estimated prevalence rate of one in 160,000 to one in one million.

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

On February 6, 2014, gemcabene received Orphan Drug Designation by the FDA for treatment of HoFH. We believe that pursuing the HoFH indication may enable gemcabene to reach the market sooner than for other indications due to: (1) approval pathway based on a single, small Phase 3 trial; (2) no requirement for cardiovascular outcomes trials; and (3) potential for priority review by the FDA in light of the unmet medical need in this orphan population. Furthermore, we believe that gemcabene’s potential to treat patients in the most severe segment of the dyslipidemia market on top of statins and other lipid‑lowering therapies (including ezetimibe, Repatha, and Praluent) will enhance brand awareness among key thought leaders and physicians.

Familial Cholesterolemia Syndrome (FCS)

FCS is a rare disease caused by a mutation in one or more genes of the lipoprotein lipase (LPL) complex, which breaks down triglycerides. FCS can result from mutations in LPL gene itself, or from mutations in apoC-II, GPIHBP1, LMF1 factor 1, or apoA-V. When any part of the LPL complex is defective, there is a massive accumulation of chylomicrons in the blood. Diagnosis based on fasting triglyceride levels >880 mg/dL, and patients often experience recurrent abdominal pain and/or pancreatitis. FCS represents ~3000-5000 patients worldwide (~1000 in the US). There are currently no FDA-approved treatments for FCS.

Familial Partial Lipodystrophy (FPL)

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

Broader Indications

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

At this time, there are no approved treatments by the FDA for NAFLD/NASH. Based on the current understanding of pathophysiological mechanisms associated with NASH, several compounds are in clinical development. The Clinical Trials website lists many trials for NASH. These compounds target the regulation of dyslipidemia (e.g., acetyl CoA carboxylase inhibitors, bile acid/fatty acid conjugates), inflammation (e.g., combined CCR2/CCRCR5 inhibitor) and/or fibrosis (e.g., obeticholic acid). Recently, it was announced that obeticholic acid achieved statistically significant improvement in liver fibrosis without worsening of NASH in a Phase 3 study.

Gemcabene may be effective in treating patients for NASH given its mechanism of action around inflammation and triglycerides, especially for obese and diabetic patients. If approved, we expect gemcabene to be used as an oral combination with statins and other drugs approved for NASH with complementary mechanisms.

Atherosclerotic Cardiovascular Disease (ASCVD) and Heterozygous Familial Hypercholesterolemia (HeFH)

ASCVD and HeFH patients are at elevated risk of experiencing a cardiovascular event. Herein we combine these two groups of patients because historically they are frequently grouped together for the purposes of conducting clinical trials and seeking regulatory approvals.

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

The HeFH patient population is generally comprised of individuals who have one defective gene that leads to elevated LDL-C levels at or above 190 mg/dL. These patients are prone to premature cardiovascular events. The incidence of patients with HeFH is estimated to be approximately one in 200 to one in 500, and, accordingly, we estimate there are approximately 0.5 to 1.5 million patients with HeFH in the United States and 15 to 30 million in the rest of the world.

Currently approved treatments for both ASCVD and HeFH include statins, ezetimibe, bile acid sequestrants, niacin, fibrates and injectable PCSK9 inhibitors. While these drugs have demonstrated efficacy in lipid-lowering in this population, they do not sufficiently address the patients with mixed dyslipidemia who need to lower both LDL-C and triglycerides.

We believe that there is a meaningful number of underserved ASCVD/HeFH patients who are: (1) unable to reach LDL‑C and triglyceride goals on maximally tolerated statin therapy; (2) require LDL‑C reduction beyond the 6% reduction observed when statin dose is doubled; or (3) unable to tolerate higher doses of statins. Nonetheless, if gemcabene is ultimately approved for ASCVD/HeFH, it may potentially offer patients, especially cardiometabolic patients, a preferred well‑tolerated combination therapy with a statin and/or ezetimibe that is convenient, oral, once‑daily, cost effective, and impacts multiple factors, LDL-C, hsCRP and triglycerides, that all add to the residual cardiovascular risk in these patients. We believe obtaining approval for ASCVD/HeFH patient populations will enable gemcabene to reach a large market of patients with the inability to attain their LDL‑C goal using current therapies (including high‑intensity statins, ezetimibe and PCSK9 inhibitors).

Our Drug Product Candidate — Gemcabene

Our drug product candidate, gemcabene, is a novel, once‑daily, oral therapy designed to target known lipid metabolic pathways to lower levels of LDL‑C, hsCRP and triglycerides. Gemcabene shares many of the attributes of statin therapy, including broad therapeutic applications, convenient route of administration and cost‑effective manufacturing process, but does not appear to increase the reporting of myalgia when added to statin therapy. Gemcabene has also shown additive LDL-C lowering in combination with stable low, moderate or high‑intensity statin therapy.

We licensed global rights to gemcabene from Pfizer in April 2011. In the third quarter of 2018, the license with Pfizer was renegotiated providing three additional years for us to achieve our first commercial sale, by April 2024. We will continue to leverage the extensive preclinical, clinical, drug product development and manufacturing work previously conducted to further advance the development of gemcabene.

Mechanism of Action

Gemcabene mainly distributes to the liver where it has its effects as the active molecule. Gemcabene has a mechanism of action that involves: (1) enhancing the clearance of VLDL and (2) blocking the overall production of hepatic triglyceride and cholesterol synthesis. Based on prior clinical trials, the combined effect for these mechanisms has been observed to result in a reduction of plasma VLDL‑C, LDL‑C, triglycerides and hsCRP, as well as an elevation of HDL‑C.

In mixed dyslipidemia patients in the INDIGO-1 clinical trial, in addition to reducing LDL-C, gemcabene was shown to significantly reduce the level of non-HDL cholesterol, a fraction of plasma that contains extremely atherogenic VLDL-remnants, as wells as VLDL-C, apoB, apoE and apoC-III. Reduction of non-HDL cholesterol is believed to reduce residual cardiovascular risk, the risk that still persists even though LDL-C may already be lowered. In addition, in INDIGO-1, in the mixed dyslipidemia patients, inflammation (also considered to contribute to residual risk) was also reduced by gemcabene, evidenced by a reduction in both hsCRP and serum amyloid A (SAA).

The pleiotropic actions of gemcabene are supported by the following preclinical and clinical observations:

•

ApoC‑III protein is known to be causal in cardiovascular disease. Gemcabene enhances VLDL clearance by decreasing apoC-III messenger RNA (mRNA) expression, thereby reducing apoC‑III protein production and plasma levels. ApoC‑III is a small protein (~9 kDa) that inhibits hepatic uptake of triglyceride‑rich particles such as VLDL. VLDL lipoproteins are catabolized to VLDL remnants in plasma. The VLDL remnants are either cleared from the plasma via remnant receptors or are further catabolized to LDL. The reduction in apoC-III exposes apolipoprotein E (apoE), a 35 kDa protein that is also present on the VLDL lipoproteins and VLDL remnants. ApoE is essential for the normal catabolism of triglyceride‑rich particles. This favors the enhanced clearance of the VLDL remnants via ApoE remnant receptors and reduces the formation of LDL particles, while also breaking down triglycerides by lipoprotein lipase to deliver more fatty acids to muscle and adipose tissue. We observed in preclinical studies that gemcabene significantly clears VLDL in the plasma with corresponding reductions in the liver apoC‑III mRNA levels and apoC‑III plasma protein levels in rats. In a hypertriglyceridemic human clinical trial, gemcabene was shown to significantly decrease both apoC‑III and triglycerides.

Reduction of Plasma ApoC‑III and TG	Reduction of Plasma ApoC‑III and TG in Humans

•

Gemcabene reduces de novo lipogenesis by inhibiting both hepatic cholesterol and TG synthesis, which lowers TG-rich lipoproteins (e.g., VLDLs) and their metabolic product (LDL) in the plasma. Gemcabene has been shown to inhibit radiolabeled acetate incorporation into TG and cholesterol in primary rat hepatocytes in culture and in the liver of mice, supporting gemcabene’s mechanism of action by inhibition of the synthesis of both fatty acids and cholesterol. Gemcabene may act as an inhibitor of Acetyl CoA Carboxylase (ACC), the rate‑limiting enzyme in fatty acid synthesis, subsequently leading to a decreased hepatic triglyceride production.

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
- **Renal elimination**

Potential molecular targets in the liver (ApoC-III, ACC)

Clearance Mechanism:

Gemcabene clears VLDL efficiently due to a reduction in ApoC-III followed by rapid uptake by the remnant receptor

•

Gemcabene, which has been shown to lower plasma ApoB-lipoprotein concentrations in mice and in humans, appears to regulate remnant receptor via SULF2 in the liver, as illustrated in the diagram below. In the left panel of the diagram, under normal conditions, the VLDL remnant receptor, also known as syndecan-1, a receptor containing heparin sulfate proteoglycan, has a high capacity to bind and remove VLDL and VLDL remnants from circulating blood. Under normal conditions, the intrahepatic levels of the mRNA for the enzyme sulfatase-2 are low and likely allow syndecan-1 to maintain intact negatively charged sulfate groups that bind the positively charged apoE of VLDL and VLDL-remnants. In the right panel, in a disease such as diabetes, the intrahepatic mRNA levels of the enzyme sulfatase 2 levels are highly elevated and may cause reduced levels of sydecan-1 sulfation, and thereby lessen the capacity of the receptor to bind and remove VLDL and VLDL remnants from the circulation. In diabetic mice, gemcabene has been shown to markedly reduce elevated hepatic sulfatase-2 mRNA levels and plasma triglycerides.

•

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

•

The apoC‑III promoter also contains a NF‑κB binding site, and as such, the apoC‑III gene may be upregulated under a chronic inflammatory state. Gemcabene’s ability to reduce apoC‑III mRNA levels may result from gemcabene inhibiting NF‑κB interaction with its binding site on the apoC‑III promoter. In vitro transactivation assays in multiple species including humans and mice, gemcabene did not directly activate PPARs.

Clinical Experience with Gemcabene

Gemcabene has been assessed in 25 Phase 1 and Phase 2 clinical trials. Across these trials, over 1,500 adult subjects have participated, including healthy volunteers and patients with various underlying conditions (see summary table below). Of these subjects, over 1,100 have been exposed to at least one dose of gemcabene.

We believe that gemcabene’s efficacy across the clinical and non-clinical trials support our development plan focused initially on orphan indications such as HoFH, FCS, and FPL disease with subsequent potential expansion into broader indications such as HeFH and ASCVD, SHTG, as well as mixed dyslipidemia and possibly nonalcoholic steatohepatitis/non-alcoholic fatty liver disease (NASH/NAFLD).

Across the company-sponsored clinical trials, gemcabene was observed to be well tolerated at single doses up to 1,500 mg and multiple doses up to 900 mg/day. Safety of the subjects in these trials was evaluated by AE monitoring, clinical laboratory assessments, electrocardiograms (ECGs), physical examinations, and vital sign assessments. Across all trials, 10 gemcabene treated healthy volunteers or patients reported a treatment‑emergent SAE, none of which were considered by the clinician to be related to gemcabene. No deaths occurred in any of the trials. AEs reported were generally mild to moderate in intensity with the most common events being headache, weakness, nausea, dizziness, upset stomach, infection and abnormal bowel movements. Gemcabene, when compared with placebo, was not associated with an increased incidence of myalgia or liver enzyme elevations, whether as monotherapy or in combination with statin therapy. Elevated levels of liver enzymes, specifically alanine transaminase (ALT) and/or aspartate aminotransferase (AST), were observed in three patients (0.27% of gemcabene treated subjects). These three patients had ALT or AST levels more than three times the upper limit of normal (ULN)) returning to near baseline after cessation of treatment. Small mean increases in serum creatinine and blood urea nitrogen (BUN) have been observed in some trials. The increase in creatinine values was reversible returning to baseline within approximately four weeks of cessation of gemcabene. No clinically meaningful changes were observed in physical examinations or vital signs, including blood pressure.

In addition, gemcabene demonstrated promising clinical pharmacology attributes across 15 completed company-sponsored Phase 1 trials in healthy subjects, such as once‑daily dosing, no meaningful drug‑drug interactions with high‑intensity statins and no observed food effect. Gemcabene can be taken with or without food. Gemcabene was observed to: (1) be rapidly absorbed following oral administration with time of maximum concentration within two hours and (2) reach maximum plasma concentration (Cmax) and area under the curve over 24 hours (AUC0‑24) that were dose proportional following both single‑ and multiple‑dose administration. Steady state concentrations were achieved within six days of repeated dose administration. Average half‑life ranged from 32 to 41 hours. Gemcabene’s primary route of elimination was renal. No significant drug‑drug interactions (DDIs) were observed with digoxin, a cardiovascular drug for the treatment of atrial fibrillation, statins (atorvastatin, simvastatin and rosuvastatin) used as background therapy in patients with HoFH, HeFH and many SHTG patients. In addition, no significant DDIs were observed with oral contraceptives (such as ethinyl estradiol/norethindrone) nor drugs that are probes for renal transporters including metformin, furosemide and rosuvastatin. There were no observed clinically relevant effects on QTc, a measure of cardiac rhythm, and no observed clinically relevant effects on blood pressure. Trials in subjects with varying degrees of renal insufficiency (RI) and hepatic insufficiency (HI) showed that overall exposure and t1/2 increased incrementally with each relative increase in renal impairment and plasma concentration of gemcabene was unchanged in subjects with mild and moderate HI. No gemcabene dose adjustments were recommended for patients with mild RI or mild/moderate HI; however, gemcabene should be dose adjusted in patients having moderately impaired renal function. The use of gemcabene should be avoided in subjects with severe RI or HI. An iohexol trial conducted to evaluate the effect of gemcabene on GFR showed an historically observed increased serum creatinine was most likely due to a hemodynamic change rather than a direct nephrotoxic etiology.

Company-Sponsored Phase 2 Clinical Trials

Gemcabene has been evaluated in ten company-sponsored Phase 2 trials across a diverse patient population. These trials explored safety, tolerability and efficacy using multiple doses of gemcabene as monotherapy and in combination with low‑, moderate‑ and high‑intensity statins. In company-sponsored Phase 2 trials, patients treated with gemcabene were observed to have significantly lowered LDL‑C, hsCRP and triglycerides with results from the trials summarized in the table below followed by text descriptions for a subset of these trials (indicated by underlined Trial Number):

Summary of Phase 2 Completed Clinical Trials with Gemcabene

Trial Number	Patient / Indication	Trial Objectives	Doses	# Patients	Duration	Key Lipid and Other Endpoints

1027-004	Low HDL‑C and normal or elevated TG (including SHTG)	Double‑blind, placebo‑controlled, randomized trial to determine the efficacy and safety of gemcabene in patients with low HDL‑C and either normal or elevated triglycerides	150, 300, 600, 900 mg	GEM=129 placebo=32	12 weeks	HDL‑C, TG, LDL‑C, hsCRP, apoB, Total cholesterol
1027‑012	Hypertension	Double‑blind, placebo‑controlled, randomized trial to determine the effect of gemcabene compared to quinapril	900 mg (with quinapril 20 mg)	GEM=43 quinapril=18 placebo=41	12 weeks	Systolic BP, Diastolic BP
1027‑014	Healthy Obese Non‑diabetic	Double‑blind, placebo‑controlled, randomized trial to determine the effect of gemcabene on insulin sensitivity	900 mg	GEM=26 placebo=27	4 weeks	Insulin sensitivity
1027‑015	Hypertension	Double‑blind, placebo‑controlled, randomized trial to determine the effect of gemcabene on blood pressure	900 mg	GEM=23	4 weeks	Systolic BP, Diastolic BP
1027-018	Hypercholesterol-emia (not at goal on stable statin)	Double‑blind, placebo‑controlled, randomized trial to determine the efficacy and safety of gemcabene on stable statin therapy	300, 900 mg (with various low, moderate and high intensity statins)	GEM=42 placebo=24	8 weeks	LDL‑C, hsCRP, apoB, TG, HDL‑C, VLDL, Total cholesterol
A4141001	Hypercholesterol-emia	Double‑blind, placebo‑controlled, randomized trial to determine the efficacy and safety of gemcabene as monotherapy or in combination with atorvastatin (after statin washout)	300, 600, 900 mg (with 10, 40, 80 mg atorvastatin)	GEM=208 atorvastatin=52 placebo=17	8 weeks	LDL‑C, hsCRP, apoB, TG, HDL‑C, Total cholesterol
A4141004	Osteoarthritis	Double blind, placebo controlled, randomized trial to determine the efficacy and safety of gemcabene in patients with osteoarthritis of the knee	150, 450, 900 mg (with rofecoxib 25 mg)	GEM=242 rofecoxib=7-9 placebo=83	4 weeks	Pain assessment, CGIC, PGIC, SODA
GEM-201 (COBALT-1)	HoFH	Open-label, dose-finding trial assessed the efficacy, safety, and tolerability of gemcabene in patients with HoFH on stable, lipid-lowering therapy	300, 600, 900 mg	GEM=8	12 weeks	LDL‑C, hsCRP, apoB, TG, HDL‑C, VLDL, Total cholesterol
GEM-301 (ROYAL-1)	Hypercholesterolemia on High-and Moderate-Intensity Statins	Double blind, placebo controlled, randomized trial to determine safety and efficacy of gemcabene on background high- and moderate-intensity statin therapy.	600 mg	GEM=53 Placebo=52	12 weeks	LDL‑C, hsCRP, apoB, TG, non-HDL‑C, VLDL, Total cholesterol
GEM-401 (INDIGO-1)	Severe Hypertriglyceridemia	Double blind, placebo controlled, randomized trial to determine safety and efficacy of gemcabene in patients with severe hypertriglyceridemia (TG > 500 mg/dL).	300, 600 mg	GEM=30 Placebo=61	12 weeks	TG, LDL‑C, hsCRP, apoB, non-HDL‑C, VLDL, Total cholesterol

SODA=Sequential occupational dexterity assessment, PGIC=Patients global impression of change, CGIC=Clinical global impression of change, GEM=gemcabene; TG=triglycerides.

Gemcabene Phase 2 Trial in Patients with HoFH (GEM-201, COBALT-1)

This Phase 2 open-label, dose-finding trial assessed the efficacy, safety, and tolerability of gemcabene in patients with HoFH on stable, lipid-lowering therapy. COBALT-1 was a 12-week, dose-escalation trial with n=8 patients with a diagnosis of HoFH by genetic confirmation (including heterozygosity) or a clinical diagnosis based on either: (1) A history of an untreated LDL-C concentration >500 mg/dL (12.92 mmol/L) together with either appearance of xanthoma before 10 years of age, or evidence of heterozygous familial hypercholesterolemia in both parents; or (2) if history is unavailable, LDL-C >300 mg/dL (7.76 mmol/L) on maximally tolerated lipid-lowering drug therapy. Successive escalating doses of 300mg, 600mg, 900mg gemcabene were given every four weeks.

Efficacy:  Patients were administered oral gemcabene once daily, with dosage escalating from 300 mg to 600 mg and then 900 mg every 4 weeks, for a total duration of 12 weeks. On various baseline aggressive lipid lowering therapies, the eight FH patients had a mean baseline LDL-C level of 351 mg/dl prior to add-on gemcabene treatment. Treatment with gemcabene 600 mg, the Company’s target commercial dose, resulted in an absolute reduction of 93 mg/dL for the overall population and 92 mg/dL and 94 mg/dL for the HoFH and HeFH patients, respectively. The results for the primary endpoint of mean percent change in LDL-C from baseline at each dose and related time point are presented below.

As shown the table below, gemcabene impacted multiple secondary endpoints, showing reductions from baseline in total cholesterol (TC), triglycerides (TG), non-HDL, apoB, apoE, high sensitivity C-Reaction Protein (hsCRP), and other relevant biomarkers. Importantly, gemcabene 600 mg showed a 34.7% reduction in hsCRP.

Safety:Safety was assessed by adverse event (AE) monitoring, clinical laboratory assessments, electrocardiograms, physical examinations and vital signs. AEs were mild to moderate in intensity across all doses of gemcabene and consistent with previously reported AEs. The majority of AEs were gastrointestinal. There were no serious AEs or withdrawals due to AEs in the COBALT-1 trial. There was no evidence of hepatic or muscle injury in the trial.

Gemcabene Phase 2 Trial in Patients with Hypercholesterolemia on High- and Moderate-Intensity Statin Therapy (GEM-301, ROYAL-1)

ROYAL-1 was designed to largely address the safety of gemcabene in patients on the highest doses of statins. In patients with hypercholesterolemia, despite being on moderate and high-intensity statins, gemcabene produced significant reductions in both atherogenic and inflammatory markers without evidence of increased muscle or liver toxicities. A total of 105 hypercholesterolemic patients, including ASCVD or HeFH, were randomized 1:1 to either gemcabene 600 mg or placebo with 50 (24 gemcabene 600 mg; 26 placebo) patients on baseline high-intensity statins (atorvastatin 40 mg or 80 mg QD; or rosuvastatin 20 mg or 40 mg QD) and 55 (29 gemcabene 600 mg; 26 placebo) patients on baseline moderate-intensity (MI) statins (atorvastatin 10 mg or 20 mg QD; rosuvastatin 5 mg or 10 mg QD; or simvastatin 20 or 40 mg QD). Baseline LDL-C was 127 mg/dL and 134 mg/dL in the moderate and high-intensity statin stratum, respectively. The double-blind treatment phase of the trial was 12 weeks.

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

Safety:Overall, gemcabene was well tolerated with a profile consistent with earlier trials. There were no SAEs and no deaths reported in the trial. 33 of 54 patients (61.1%) in the gemcabene group and 24 of 51 patients (47.1%) in the placebo group who reported at least one AE during the trial. The most prevalent AEs were those associated with infections. Reported AEs were similar for the MI and HI statin stratums. There was no difference in myalgias between placebo and gemcabene groups. There were no transaminase elevations > 3 x ULN and no clinically significant CK elevations.

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

We believe these results support the continued development of gemcabene for the treatment HoFH and HeFH indications on maximally tolerated statins. Classification of statin dose intensity is defined in the 2013 ACC guidelines.

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

LDL‑C Mean Percent Change from Baseline in Patients with Hypercholesterolemia (with wash‑out of statins)

Safety:  Gemcabene was observed to be well tolerated. Patients taking any dose of gemcabene (300 mg, 600 mg or 900 mg) were observed to have a safety profile similar to that of atorvastatin monotherapy. A similar percentage of patients experienced an associated AE between placebo (18%), atorvastatin monotherapy arms (14%) compared to gemcabene monotherapy (18%) and gemcabene plus atorvastatin treatment arms (17%). Three patients in the gemcabene plus atorvastatin arm experienced a SAE, none of which were considered related to treatment. 16 patients (placebo: 1, atorvastatin monotherapy: 2, gemcabene monotherapy: 6, gemcabene plus atorvastatin: 7) withdrew from the trial due to AEs, nine (atorvastatin monotherapy: 2, gemcabene monotherapy: 4, gemcabene plus atorvastatin: 3) of which were considered possibly related to treatment. AEs reported were generally mild to moderate in intensity. 14 patients (placebo: 1, atorvastatin monotherapy: 2, gemcabene monotherapy: 1, gemcabene plus atorvastatin: 10) reported an AE considered severe in intensity, one (gemcabene plus atorvastatin: 1) of which was considered possibly related to treatment. The most frequently occurring AEs across all treatment arms were infection (8%), pain (6%) and headache (6%). Small mean increases in serum creatinine and BUN were observed in the gemcabene monotherapy arms. One patient treated with 600 mg gemcabene plus atorvastatin had a clinically significant ALT elevation (>3 × ULN on two separate occasions) that returned to near normal levels while treatment continued. No other patient had a pre‑specified clinically significant lab abnormality in ALT, AST, creatine kinase or serum creatinine. No clinically meaningful changes in physical examinations or vital signs from baseline to the end of the trial were observed for any patient. The AEs experienced by more than 10% of patients in any treatment group are summarized below.

Adverse Events by Body System Occurring With ≥ 10% of Patients in

Any Treatment Group for Trial A4141001

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

Gemcabene Phase 2 Trial in Patients with Severe Hypertriglyceridemia (GEM-401, INDIGO-1)

Trial GEM-401 was a 12-week, randomized, double-blind, placebo-controlled, parallel-group, multicenter trial designed to evaluate the efficacy, safety, and tolerability of gemcabene administered orally to patients with severe hypertriglyceridemia. Patients were required to be on a self-reported, stable, low-fat, low-cholesterol diet and if on a stable dose of statins and/or ezetimibe (10 mg), statins and ezetimibe must have been started at least 12 weeks prior to the Screening Visit (S1). Patients were eligible for enrollment if they had a mean fasting TG value ≥ 500 mg/dL to < 1500 mg/dL. A total of 91 patients were randomized and treated (30 to the gemcabene 300 mg group, 30 to the gemcabene 600 mg group, and 31 in the placebo group). Of these, 89 patients completed the trial.

Baseline characteristics were similar between treatment groups and across statin strata with the exception of a higher number of female patients in the placebo group. Mean baseline TG was slightly higher in the placebo group (658.33 mg/dL) than in the gemcabene groups (641.17 mg/dL and 637.00 mg/dL in the 300 mg and 600 mg groups, respectively). There were 47 patients on stable statins and 44 patients not on stable statin.

Efficacy: The median percent change in TG from baseline was ‑47.32% (p = 0.0063) versus a change of ‑27.30% with placebo. In the gemcabene 300 mg group, treatment with gemcabene demonstrated a clinically significant, statistically non-significant TG lowering with a median percent change in TG from baseline of ‑32.95% (ranked ANCOVA p = 0.2350). The table below presents the percent change in TG from baseline to the End of Study (EOS) for Trial GEM-401.

Percent Change in Serum Triglycerides from Baseline to End of Trial for GEM-401 ANCOVA, FAS, LOCF

Lipid Parameter Statistic	Placebo (N = 31)	Gemcabene 300 mg QD (N = 30)	Gemcabene 600 mg QD (N = 30)
TG
Median baseline[a] (mg/dL)	658.33	641.17	637.00
Median EOS[b] (mg/dL)	538.00	477.00	332.75
Median Percent Change (%)	‑27.30	‑32.95	‑47.32
Ranked ANCOVA p-value [c]		0.2350	0.0063
Median difference estimate[d]		‑7.63	‑19.02

a. Baseline = average of Screening Visits (S1 and S2) or (S2 and S3) and Trial Day 1 (pre-dose) values, with each given equal weight.

b. EOS is the average of Week 10 and Week 12. If either Week 10 or Week 12 value is missing, then the single value (Week 10 or Week 12) is used. If both Week 10 and Week 12 values are missing, LOCF is applied.

c. Ranked ANCOVA results are obtained from SAS using a model where the outcome is ranked, randomized treatment group and randomized baseline statin (yes or no) are included as factors, and outcome (ranked) at baseline is included as a covariate.

d. Difference calculated gemcabene minus placebo. Estimates generated from Hodges-Lehmann method.

ANCOVA = analysis of covariance; EOS = end of trial; FAS = full analysis set; LOCF = last observation carried forward; QD = once daily; TG = triglyceride.

In patients in the baseline qualifying TG ≥ 880 mg/dL strata the median percent decrease from baseline in TG was     -55.64% (n=6) in the gemcabene 600 mg group and -37.56% (n=6) in the gemcabene 300 mg group vs a median percent reduction of -36.98% (n=7) with placebo. The result of the ranked ANCOVA was not statistically significantly different than placebo for either treatment group. The gemcabene 600 mg group showed a statistically significant median percent change from baseline in LDL-C as compared with the placebo group at Week 12 (‑7.94% vs 25.43%, p = 0.0244) and EOS (‑13.36% vs 14.73%, p = 0.0307). None of the median percent changes from baseline in LDL-C in the gemcabene 300 mg group were statistically significantly different from placebo.

It was also of interest to determine if the effects of gemcabene were consistent among patients with both isolated SHTG and mixed dyslipidemia and to determine the optimal patient population type of patients. Regardless of statin status, 34 patients had LDL-C ≥ 100 mg/dL at baseline. In this patient population defined by baseline TGs of 530 mg/dL and LDL-C of 120 mg/dL, gemcabene 600 mg showed a statistically significant change from baseline difference from placebo of -30% for TGs, -28% for LDL-C, -38% for non-HDL-C, -61% for VLDL-C, -28% for Apo B, and -43% for Apo E.

Safety: In all patients, including those receiving statins, gemcabene was well-tolerated. Adverse events were reported by approximately half of the patients in the gemcabene groups and by more than half of the patients in the placebo group. The majority of these AEs were considered mild in severity. A total of 4 and 2 patients, respectively in the gemcabene 600 mg and 300 mg groups experienced AEs related to the trial drug, compared to 4 in the placebo group. There were no withdrawals due to Treatment Emergent Adverse Events (TEAEs), 1 SAE in a placebo patient, and no deaths. The patients who experienced potentially clinically significant post baseline laboratory abnormalities with consecutive occurrences, eventually saw their values return to or near their normal ranges. One patient in the gemcabene 600 mg group had a confirmed transient increase in ALT > 3 x ULN and 1 subject in the gemcabene 600 mg group had confirmed transient increase in serum creatinine > 0.3 mg/dL.

Based on the results of these trials, we believe gemcabene has the potential to have a differentiated profile as an oral once‑daily, well tolerated adjunct therapy with promising evidence of efficacy in lowering of LDL‑C, hsCRP and triglycerides in a range of patients with dyslipidemias.

Non-Company Sponsored Phase 2 Human Trials

Two non-company sponsored Investigator-Initiated proof-of-concept Trials (IIT) are currently ongoing in Pediatric NAFLD and adult FPL.

IIT-GEM-601 (NDA 133247) in Pediatric Non-Alcoholic Fatty Liver Disease (NAFLD)

Investigator Initiated Trial GEM-IIT-601 (Investigational New Drug application [IND] 133247) is an open-label, 12-week Phase 2a study evaluating gemcabene 300 mg in pediatric patients with non-alcoholic fatty liver disease (NAFLD). In 2018 the study enrolled 6 of the planned 40 adolescent patients, 12-17 years in age. In August 2018, the Data Safety Monitoring Board (DSMB) halted the trial early due to “unanticipated problems” in the first three patients. Specifically, the primary efficacy endpoint of ALT increased beyond baseline levels in two of these three patients. At baseline and as outlined in study inclusion criteria, ALT for these two patients were elevated 3–fold and 10-fold compared to ALT levels reported for healthy pediatric patients (~25IU/L) of similar age. In addition, all three patients had an increase in the secondary endpoint of liver fat fraction as measured by MRI-PDFF. All patients gained weight and had increased TGs during study treatment, in contrast to data in other gemcabene trials. Patients were instructed to self-administer the test-agent daily, however compliance was compromised as assessed by return of unused tablets and measurement of blood drug levels. One observation of increased ALT and two observations of increased liver fat were reported as AEs considered related to gemcabene. No events were reported as SAEs. The risk for increased liver fat with gemcabene treatment is unknown at this time. The patients will continue to be monitored for 12 months post-final dose.

IIT-GEM-602 (NDA 137608) in Familial Partial Lipodystrophy (FPL)

Gemcabene is being evaluated in an Investigator Initiated Trial GEM-IIT-602 in adult FPL patients with elevated TGs and NAFLD. It is an open-label, randomized, Phase 2 study to assess the efficacy and safety of 2 dosing regimens of gemcabene (300 mg QD for 24 weeks or 300 mg QD for 12 weeks followed by 600 mg QD for 12 weeks). In August 2018, the principal investigator and DSMB for this trial reviewed the data from the pediatric NAFLD trial as well as interim data from the FPL trial and decided to continue the FPL trial. The principal investigator in the FPL trial intends to closely monitor these patients including MRI-PDFF scans reviewed at interim time points. Enrollment was completed in the fourth quarter of 2018 with a total of five patients enrolled. Top-line data, including serum TGs and MRI-PDFF, is expected in the second quarter of 2019. To date, there was one unrelated SAE of benign paroxysmal positional vertigo in the study, and no deaths or withdrawals due to adverse events.

Gemcabene Phase 1 Clinical Trials

Gemcabene has been evaluated in ten completed Phase 1 trials in healthy volunteers. These trials explored safety, tolerability, pharmacokinetics, pharmacodynamics and dose response as monotherapy and in combination with high‑intensity statin doses and other drugs. The table below summarizes our completed Phase 1 trials. Select trials (shown as underlined Trial Number in the table below) are described in more detail below.

Summary of Phase 1 Clinical Trials of Gemcabene in Healthy Volunteers

Trial Number	Trial Objective	Doses	# Volunteers	Duration
1027‑001	To evaluate safety, tolerability and pharmacokinetics (PK) of gemcabene	25, 100, 300, 600, 1,050, 1,500 mg	GEM = 12	Single Dose
1027‑002	To evaluate the effect of food on the PK of gemcabene	450 mg	GEM = 12	Single Dose
1027-003	Double blind, placebo controlled, randomized trial to evaluate the PK and pharmacodynamics (PD) at multiple doses of gemcabene	50, 150, 450, 750/600, 900 mg	GEM = 40 placebo = 10	4 Weeks
1027-008	To determine the potential drug‑drug interactions of simvastatin with gemcabene	900 mg (with 80 mg simvastatin)	GEM = 20	15 Days
1027‑009	To evaluate the bioequivalence between a capsule and tablet formulation of gemcabene	300 mg	GEM = 16	Single Dose
1027‑010	To evaluate the mass balance and metabolism of gemcabene	600 mg	GEM = 6	Single Dose
1027‑011	To determine the potential drug‑drug interactions of digoxin with gemcabene	900 mg (with 0.25 mg digoxin)	GEM = 12	10 Days
A4141002	Trial to determine the potential drug‑drug interactions of atorvastatin with gemcabene	300, 900 mg (with 80 mg atorvastatin)	GEM = 20	22 Days
A4141003	To determine effect of gemcabene on QT interval	900 mg	GEM = 20	8 Days
A4141005	To determine effect of gemcabene on the glomerular filtration rate	900 mg (with 3,235 mg lohexol)	GEM = 12	10 Days
GEM-101	To determine effect of mild, moderate and severe renal insufficiency (RI) on gemcabene PK compared to normal volunteers	600 mg	GEM = 28	Single Dose
GEM-102	To determine effect of mild and moderate and hepatic insufficiency (HI) on gemcabene PK compared to normal volunteers	600 mg	GEM = 20	Single Dose
GEM-103	Assess drug interaction effects of steady-state gemcabene on SD furosemide, metformin, and rosuvastatin	600 mg (with furosemide 20 mg, metformin 500 mg and 40 mg rosuvastatin)	GEM = 36	16 Days
GEM-104	Assess steady state effects of gemcabene on the SD PK of oral contraceptive tablets in healthy female subjects	600 mg (with combined 1/35 ethinyl estradiol/norethindrone)	GEM = 16	8 Days

Note:One trial (A4141006; 23 volunteers) was stopped prior to completion as a result of discontinuation of the program. The trial was designed to evaluate multiple fixed‑dose combinations of gemcabene with atorvastatin.

Gemcabene Phase 1 Drug‑Drug Interaction Trials to Assess Pharmacokinetic Effects on Statins (Trials 1027‑008, A4141002, and GEM-103)

The effect of steady-state gemcabene on circulating levels of 3 statins (i.e., simvastatin, atorvastatin, and rosuvastatin) was assessed in 3 separate DDI trials (1027-008, A4141002, GEM-103). A forest plot of the overall results of these trials is shown in the table below. Summaries of the results from the individual trials detailing effects on the analytes of each statin are presented in the subsequent sections.

Forest Plot of Geometric Mean Ratio and 90% CI for Simvastatin HMG-CoA Reductase Inhibitor, Sum of Active Atorvastatin Metabolites, and Rosuvastatin Following Administration Alone and with Steady-State Gemcabene (Trials 1027-008, A4141002, GEM-103)

AUC0-24 = area under the plasma concentration-time curve from time 0 to 24 hours; AUCinf = area under the concentration‑time curve extrapolated to infinity; CI = confidence interval; Cmax = maximum plasma concentration; DDI = drug-drug interaction; HMG-CoA = 3-hydroxy-3-methyl-glutaryl-coenzyme A; LB = lower bound; UB = upper bound.

Simvastatin Interaction Trial (1027-008)

Trial 1027-008 was an open-label, multiple-dose, randomized, 2-way crossover trial in 20 healthy subjects designed to evaluate the oral administration of gemcabene 900 mg QD for 15 days on the PK of simvastatin 80 mg administered QD orally. Three analytes (simvastatin, simvastatin acid, and simvastatin HMG-CoA reductase inhibitor) were measured in the trial. The determination of the clinical relevance of the drug interaction was based on the enzyme immunoassay (EIA) of HMG-CoA reductase since this assay represents the activity of simvastatin.

In summary the magnitude of the observed interaction was small, simvastatin acid and lactone changed in opposing directions, and total HMG-CoA reductase activity either decreased or was within the equivalence boundaries; therefore, no simvastatin dosing adjustments are required.

Atorvastatin Interaction Trial (A4141002)

Trial A4141002 was an open-label, 3-way crossover trial to evaluate the effect of steady-state gemcabene 300 mg and 900 mg QD on the steady-state PK of atorvastatin. Twenty subjects received the following 3 orally-administered treatments: atorvastatin 80 mg QD orally for 5 days; atorvastatin 80 mg QD orally with gemcabene 300 mg QD orally for 11 days; and atorvastatin 80 mg QD orally with gemcabene 900 mg QD orally for 11 days. There were 6 analytes measured in the trial, the determination of the clinical relevance for the drug interaction was based on the sum total of the 3 acid analytes since together these analytes represents the activity of atorvastatin.

The mean ratio for the sum total of atorvastatin acid metabolites AUC0-24 following administration of steady-state atorvastatin 80 mg QD during steady-state gemcabene 900 mg administration was 99.7% to atorvastatin alone. The 90% CI for AUC0-24 was within the equivalence range of 80% to 125%. This trial demonstrates no clinically meaningful interaction of gemcabene on the PK of atorvastatin, therefore no atorvastatin dosing adjustments are required.

Rosuvastatin Interaction Trial (GEM-103)

Trial GEM-103 was an open-label, randomized, single-site, 2-sequence, 4-period, crossover trial in 36 subjects assessing the effect of steady-state gemcabene on the single dose PK of metformin, furosemide, and rosuvastatin. Within the GEM-103 trial, subjects received single dose rosuvastatin 40 mg orally alone (N = 36) and with steady-state gemcabene 600 mg QD orally (N = 34). Rosuvastatin was included as a substrate probe of BCRP transporter.

The mean ratio for rosuvastatin Cmax and AUCinf following single dose administration of rosuvastatin 40 mg during steady-state gemcabene 600 mg QD administration were 165.43% and 146.89%, respectively, to rosuvastatin alone. The results indicate a weak interaction for the effect of gemcabene on rosuvastatin. The observed change in rosuvastatin is within the range of those observed with other drugs, such as dronedarone, itraconazole and ezetimibe, where there is no recommendation for dose adjustments for rosuvastatin in the rosuvastatin prescriber information. Although co‑administration of gemcabene and rosuvastatin should be monitored; no dose adjustments in rosuvastatin are required.

Conclusions from Drug-Drug Interaction Trials with Statins

The combination of gemcabene with statins was assessed in both single dose (atorvastatin and rosuvastatin) and multiple dose (simvastatin) clinical trials. There were mixed results on the analytes with some analytes showing induction and others showing inhibition; however, all the effects were weak and do not require a dose adjustment for the statins.

Gemcabene Phase 1 Trials to Assess PK on Renal Insufficiency (RI) (GEM-101)

Trial GEM-101 evaluated the PK profile of a single oral dose of 600 mg gemcabene in subjects with varying degrees of RI compared to healthy matched control subjects with normal renal function. A total of 28 subjects completed the trial and were placed into each cohort. Results demonstrated that gemcabene Cmax and Tmax were similar across cohorts; however, overall exposure (AUC0-t, AUC0-∞) and t1/2 increased incrementally with each relative increase in renal impairment. The geometric mean ratio of gemcabene AUC0-∞ increased in mild, moderate, and severe renal impairment and was 137%, 192%, and 209% of the geometric mean AUC0-∞ for subjects with normal renal function, respectively. The geometric mean gemcabene Cmax in mild, moderate, and severe impairment was 113%, 117%, and 88% of the Cmax seen in normal renal function subjects. The results of the linear regression between renal function measurement creatinine clearance (CLcr) and plasma gemcabene PK parameters indicate that there was a statistically significant correlation (based on p-values < 0.05) between the PK parameters AUC0-48, AUC0-t, AUC0-∞, apparent clearance (CL/F), CLr, and t1/2 and the renal function measurement CLcr.

These results provide sufficient information to adjust the recommended dose of gemcabene based on baseline renal function. Based on the pharmacokinetics, no gemcabene dose adjustment is needed for subjects with mild RI. Treatment with gemcabene should be initiated at a dose of 300 mg per day or 600 mg every other day (QOD) in subjects having moderately impaired renal function and increased only after evaluation of the effects on renal function and lipid levels at this dose. The use of gemcabene should be avoided in patients with severe RI (see table below).

Proposed Recommended Gemcabene Dose in Renal Impairment
Renal Function	Recommended Dose and Regimen
Normal CLcr ≥90 mL/min to Mild RI eGFR ≥60 mL/min/1.73 m2	600 mg daily
Moderate RI eGFR ≥30 to < 60 mL/min/1.73 m2	300 mg daily or 600 mg every other day
Severe RI eGFR <30 mL/min/1.73 m2	Do not recommend
CLcr = creatinine clearance, eGFR = estimated glomerular filtration rate, RI = renal insufficiency

Effect on Subjects with Hepatic Impairment (HI) (GEM-102)

Trial GEM-102 was an open-label, non-randomized trial to evaluate the PK, safety, and tolerability of a single oral dose of 600 mg gemcabene in subjects with mild or moderate HI compared to healthy matched control subjects with normal hepatic function. A total of 20 subjects completed the trial. Results demonstrated that gemcabene non-compartment PK parameters were similar across cohorts. The geometric mean ratio (90% CI) for gemcabene Cmax and AUC0-∞ did not change for moderate HI 86.1% (70.31 to 105.32) and 97.6% (72.83 to 130.67), respectively, compared to normal.

Pharmacokinetic exposure to gemcabene was unchanged in mild and moderate HI. Based on the pharmacokinetics, no gemcabene dose adjustment is needed for patients with mild or moderate HI. Gemcabene pharmacokinetics was not assessed in severe HI, and gemcabene use should be avoided in patients with severe HI.

Gemcabene Preclinical Studies

As part of a comprehensive nonclinical toxicology program, over 30 exploratory and definitive single and repeated‑dose toxicity trials with gemcabene were conducted in mice, rats, dogs and monkeys. Gemcabene was well-tolerated in these completed trials, including a 26‑week repeat dose trial in rats and monkeys and 52‑week repeat dose trial in monkeys. The completed trials supported conducting clinical trials up to six months. We completed and submitted to the FDA the results from our two-year rodent carcinogenicity studies. These studies were submitted as part of a request from the FDA to remove the partial clinical hold limiting the conduct of human studies of gemcabene to less than six months in duration. In response to our submission, the FDA did not lift the hold and requested that we provide additional data, including two preclinical studies, namely, a subchronic (13 week) study of gemcabene in PPARα knock-out mice and a study of gemcabene in in vitro PPAR transactivation assays using monkey and canine PPAR isoforms. The results of these two preclinical studies are expected to be submitted to the FDA in the fourth quarter of 2019 as part of the request to lift the partial clinical hold.

In multiple preclinical pharmacology trials, gemcabene was observed to lower plasma LDL‑C, triglycerides and anti‑inflammatory markers in diet‑induced and genetic preclinical models of dyslipidemia and NASH as also outlined below.

In Vivo Preclinical Proof-of-Principle Trial for HoFH

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
30
100
Treatment (mg/kg/day)

In Vivo Proof of Concept for NASH (STAM Murine Model of NASH and Hepatocellular Carcinoma)

Diabetes was induced in 40 of 48 male mice by a single subcutaneous injection of 200 µg streptozotocin solution 2 days after birth. At 4 weeks of age, all mice were fed a high fat diet to induce NASH. Interventions (Vehicle in non-diabetic mice, Vehicle, 30, 100 or 300 mg/kg/day gemcabene or 10mg/kg/day telmisartan in diabetic NASH mice) began at 6 weeks of age. Treatment effects were assessed at 9 weeks of age. Histological analyses of the liver were the key endpoints for the determination of an effect of gemcabene in this preclinical model of NASH. NASH is defined by the presence and pattern of specific histological abnormalities on liver biopsy. The NAFLD Activity Score (NAS) is a composite score that was developed as a tool to measure changes in NAFLD during therapeutic trials. The NAS is a composite score comprised of three components that includes scores for steatosis, lobular inflammation and hepatocyte ballooning. NAS was defined as the unweighted sum of the scores for steatosis, lobular inflammation and hepatocyte ballooning. Steatosis grade is quantified as the percentage of hepatocytes that contain fat droplets. The fibrosis stage of the liver is evaluated separately from NAS by histological evaluation of the intensity of sirius red staining of collagen in the pericentral region of liver lobules. NAS of 0-2 are not considered diagnostic for NASH, NAS of 3-4 are considered either not diagnostic, borderline or positive for NASH, while NAS of 5-8 are largely considered diagnostic for NASH. A treatment effect for NASH is based on differences in both NAS and fibrosis levels.

The gemcabene 30 and 300 mg/kg groups and telmisartan group (included as a positive control) showed significant reduction in NAS compared with the Vehicle in NASH group. Since gemcabene reduced steatosis and ballooning scores, the data suggested that gemcabene improved NASH pathology by inhibiting hepatocyte damage and ballooning cell formation.

STAM Model NAFLD Activity Score (NAS)

Sirius red-stained liver sections were evaluated to determine liver fibrosis. Liver sections from the Vehicle in NASH group showed increased collagen deposition in the pericentral region of liver lobule compared with the Vehicle in

Normal (non-diabetic) group. All gemcabene groups showed significant decreases in fibrosis area compared with the Vehicle in NASH group.

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

Gene Expression Analysis

Parameter (mean ± SD)	Vehicle in Normal (n=8)	[a]Vehicle in NASH (n=8)	[b]Gemcabene 30 mg/kg (n=8)	[b]Gemcabene 100 mg/kg (n=8)	[b]Gemcabene 300 mg/kg (n=8)	[b]Telmisartan 10 mg/kg (n=7)
TNF-α	1.0 ± 0.3	3.6 ± 1.0 (p<0.0001)	4.0 ± 1.8 (NS)	2.0 ± 0.8 (p<0.05)	1.9 ± 0.7 (p<0.05)	3.0 ± 1.2 (NS)
NF-κB	1.0 ± 0.1	1.3 ± 0.2 (p<0.001)	1.3 ± 0.2 (NS)	0.9 ± 0.1 (p<0.0001)	0.8 ± 0.1 (p<0.0001)	1.1 ± 0.1 (p<0.05)
CRP	1.0 ± 0.2	1.0 ± 0.2 (NS)	0.9 ± 0.2 (NS)	0.6 ± 0.1 (p<0.0001)	0.5 ± 0.1 (p<0.0001)	0.9 ± 0.1 (p<0.0001)
MCP-1	1.0 ± 0.4	3.6 ± 1.7 (p<0.001)	3.2 ± 1.5 (NS)	1.7 ± 0.7 (p<0.01)	1.6 ± 0.7 (p<0.01)	2.1 ± 1.0 (p<0.05)
α-SMA	1.0 ± 0.3	3.1 ± 0.9 (p<0.0001)	2.6 ± 0.6 (NS)	2.4 ± 0.9 (NS)	2.5 ± 0.7 (NS)	2.3 ± 0.7 (NS)
MMP-2	1.0 ± 0.2	1.9 ± 0.7 (p<0.01)	1.7 ± 0.5 (NS)	0.5 ± 0.2 (p<0.0001)	0.9 ± 0.2 (p<0.001)	1.4 ± 0.7 (NS)
TIMP-1	1.0 ± 0.3	12.9 ± 9.0 (p<0.0001)	9.9 ± 4.9 (NS)	3.8 ± 1.6 (p<0.01)	4.4 ± 2.1(p<0.01)	8.6 ± 5.1 (NS)
MIP-1β	1.0 ± 0.2	5.6 ± 2.0 (p<0.0001)	5.4 ± 3.2 (NS)	2.3 ± 0.9 (p<0.01)	2.8 ± 1.4 (p<0.05)	3.9 ± 1.5 (NS)
CCR5	1.0 ± 0.2	2.3 ± 0.7 (p<0.0001)	2.4 ± 0.9 (NS)	1.4 ± 0.3 (p<0.01)	1.3 ± 0.3 (p<0.01)	1.5 ± 0.3 (p<0.05)
CCR2	1.0 ± 0.2	3.5 ± 1.7 (p<0.0001)	3.3 ± 1.0 (NS)	1.6 ± 0.4 (p<0.001)	1.7 ± 0.7 (p<0.01)	2.4 ± 0.8 (NS)
ACC1	1.0 ± 0.2	0.9 ± 0.2 (NS)	1.0 ± 0.1 (NS)	0.7 ± 0.1 (p<0.05)	0.8 ± 0.1 (NS)	0.7 ± 0.1 (p<0.01)
ACC2	1.0 ± 0.2	0.5 ± 0.1 (p<0.0001)	0.6 ± 0.2 (NS)	0.4 ± 0.1 (NS)	0.5 ± 0.1 (NS)	0.3 ± 0.1 (p<0.05)
ApoC-III	1.0 ± 0.2	0.7 ± 0.1 (p<0.001)	0.7 ± 0.1 (NS)	0.5 ± 0.0 (p<0.01)	0.4 ± 0.1 (p<0.0001)	0.8 ± 0.2 (NS)
SREBP-1	1.0 ± 0.3	0.9 ± 0.2 (NS)	0.9 ± 0.2 (NS)	0.9 ± 0.2 (NS)	0.7 ± 0.1 (NS)	0.7 ± 0.2 (NS)
Sulf-2	1.0 ± 0.3	5.2 ± 1.2 (p<0.001)	5.1 ± 1.1 (NS)	3.8 ± 0.7 (p<0.05)	3.3 ± 0.9 (p<0.001)	3.9 ± 0.9 (NS)
PNPLA3	1.0 ± 0.4	0.3 ± 0.1 (p<0.0001)	0.3 ± 0.1 (NS)	0.2 ± 0.1 (NS)	0.2 ± 0.2 (NS)	0.1 ± 0.0 (NS)
ADH-4	1.0 ± 0.2	0.9 ± 0.3 (NS)	0.8 ± 0.2 (NS)	0.6 ± 0.1 (p<0.05)	0.5 ± 0.1 (p<0.001)	0.6 ± 0.2 (p<0.01)
LDL receptor	1.0 ± 0.1	0.9 ± 0.2 (NS)	0.9 ± 0.2 (NS)	0.9 ± 0.2 (NS)	0.8 ± 0.1 (NS)	0.7 ± 0.3 (NS)

a Compared to Vehicle Normal; b  Compared to Vehicle NASH; Abbreviations: ACC = Acetyl-CoA carboxylase; ADH = Alcohol dehydrogenase; C = cholesterol; CCR = C-C chemokine receptor; CRP = C-reactive protein; FA = Fatty acid; FFA = free fatty acid; HSPGs = heparan sulfate proteoglycans; LDL = low-density lipoprotein; MCoA = Malonyl-CoA; MCP = Monocyte chemotactic protein; MMP = Matrix metalloproteinase;

MIP = Macrophage inflammatory protein; NAD = nicotinamide adenine dinucleotide; NF-κB = Nuclear factor-kappa B; PNPLA = Patatin-like phospholipase-containing domain; SMA = Smooth muscle actin; SPF = Specific pathogen-free; SREBP = Sterol regulatory element-binding protein; Sulf = Sulfatase; TIMP = Tissue inhibitor of metalloproteinase; TNF = Tumor necrosis factor.

Gemcabene Clinical Development Plan

In June and September 2015, Gemphire received FDA feedback from its Type C meetings related to the development of gemcabene for the treatment of patients with HoFH. The FDA indicated that historically LDL‑C has been accepted as a surrogate endpoint for cardiovascular risk reduction for lipid‑altering drugs to support traditional approval, including patients with HoFH. The FDA reiterated weighing the magnitude of LDL‑C reduction in light of the drug’s safety profile (e.g., benefit/risk) when using a surrogate endpoint such as LDL‑C. Our IND for the treatment of dyslipidemia including HoFH was submitted to the FDA in December 2015 and is currently in effect.

The future development programs for our targeted indications are described below. In addition to these trials, we expect to conduct a few additional clinical pharmacology Phase 1 trials to support registration.

Target Orphan Indications

Homozygous Familial Hypercholesterolemia (HoFH)

The clinical development program for HoFH patients is expected to include the 25 completed Phase 1 and Phase 2 trials. Additionally, we anticipate a clinical trial program to support HoFH registration.  It is anticipated that the program will consist of the following: 1) GEM-202 will be a 6-month double-blind, placebo‑controlled trial in HoFH patients older than 12; 2) GEM-203 will be an open-label trial in patients on background LDL apheresis to assess PK and PD; and 3) GEM-204 will be an open-label extension trial to GEM-202 and GEM-203.

After EOP2 discussions with the FDA and other regulatory agencies, assuming the partial clinical hold is lifted, we will be able to better define the Phase 3 trials and long-term safety exposure needed for registration.

Familial Chylomicronemia Syndrome (FCS)

The clinical development program for adult patients with FCS (TGs > 880 mg/dL) is expected to include the 25 completed Phase 1 and Phase 2 clinical trials, including GEM‑401 (INDIGO-1), followed by Phase 3 registration trials. It is anticipated that the program will consist of the following: 1) GEM-402 will be a 6-month double-blind, placebo- controlled study in FCS patients; and 2) GEM-403 an open-label extension trial to GEM-402. After completion of our two ongoing Phase 2 trials as well as after the FDA decision on our partial clinical hold and EOP2 discussions with the FDA and other regulatory agencies, we believe we will be able to better define the Phase 3 registration trials and long‑term safety exposure needed for registration.

Familial Partial Lipodystrophy (FPL) Disease

The clinical development program for adult patients with FPL is expected to include the 25 completed and ongoing Phase 1 and Phase 2 clinical trials, including the proof-of concept non-company sponsored IIT-GEM-602 in FPL, followed by Phase 3 registration trials.

It is anticipated that the program will consist of the following: 1) GEM-701 will be a 6-month double-blind, placebo- controlled study in FCS patients; and 2) GEM-702 will be an open-label extension trial to GEM-701. After completion of our two ongoing Phase 2 trials as well as after the FDA decision on our partial clinical hold and EOP2 discussions with the FDA and other regulatory agencies, we believe we will be able to better define the Phase 3 registration trials and long‑term safety exposure needed for registration.

Broader Target Indications

The Company may start Phase 3 trials in broader indications once the Phase 3 orphan trials progress. The decision to commence trials in broader indications will depend on available resources, perhaps including the availability of strategic partners, as well as market dynamics.

Heterozygous Familial Hypercholesterolemia and Mixed Dyslipidemia Development

The clinical development program for adult patients with hypercholesterolemia (including HeFH and ASCVD with mixed dyslipidemia and statin-intolerant patients) with elevated LDL‑C levels while on maximally tolerated high‑intensity statin therapy is expected to include the 25 completed Phase 1 and Phase 2 clinical trials followed by Phase 3 registration trials. Current precedent for this high-risk population of patients is that a reduction in LDL-C is an acceptable surrogate for registration.

After results are available from the HoFH and FCS development programs, if pursued and completed, and following discussions with the FDA and other regulatory agencies, we believe we will be able to better define the Phase 3 registration trials and long‑term safety exposure needed for registration.

NASH/NAFLD

The clinical development program in NASH/NAFLD patients is expected to include the 25 completed Phase 1 and Phase 2 trials. Two non-company sponsored proof-of concept Phase 2a trials were designed to collect within their secondary measures for proof-of-concept in NASH/NAFLD to determine the potential for a path forward in NASH/NAFLD for gemcabene. As outlined above, IIT-GEM-601 terminated early and will be unable to support development in NASH/NAFLD. IIT-GEM-602 is ongoing and when complete a full assessment will be made in regard to a path forward in NASH/NAFLD as well as FPL.

Additional Trials

Rodent Studies in Response to FDA Partial Clinical Hold for Compounds in PPAR Class

Peroxisome proliferation‑activated receptor (PPAR) agonists are natural ligands or drugs which bind to PPARs and turn on or off PPAR responsive genes in the cell nucleus. PPARs comprise three subtypes, PPARα, PPARγ and PPARβ (also referred to as PPARδ). When the PPARs are activated by natural or pharmaceutical molecules, those molecules can regulate (turn‑off or turn‑on) the transcription (making messenger RNA) of genes that regulate the storage and mobilization of lipids (fats), glucose metabolism, and inflammatory responses. PPARα and PPARγ are the molecular targets of a number of marketed drugs to treat metabolic syndrome including lowering triglycerides and cholesterol such as fibrate drugs and to treat diabetes mellitus and insulin resistance such as thiazolidinedione drugs.

Beginning in 2004, the FDA began issuing partial clinical holds to all sponsors of PPARs or agents deemed to have PPAR‑like properties from preclinical trials. The FDA takes the position that preclinical data suggest PPAR agonists are carcinogenic in rodents. In 2004, the FDA determined that gemcabene was a PPAR agonist and issued a partial clinical hold. Our current IND is held to the same partial clinical hold. The partial clinical hold permits clinical trials of up to six months for gemcabene and also required us to conduct two‑year rat and mouse carcinogenicity trials before conducting clinical trials of longer than six months. We completed and submitted to the FDA the results from our two-year rodent carcinogenicity studies. The FDA did not lift the hold and requested that we provide additional data, including two preclinical studies, including, a subchronic (13 week) study of gemcabene in PPARα knock-out mice to confirm the liver finding observed in the rodent carcinogenicity studies are the result of rodent PPAR transactivation.

We believe the effects observed in rodents, specifically peroxisome proliferation, activation of PPARα specific genes, elevation of liver weight, and tumors, are likely rodent‑specific phenomena seen with PPARα agonists. Based on historical nonclinical and clinical experience on these type of compounds, we believe rodents share little apparent relevance for human risk assessment. In a recently completed PPAR agonist receptor binding assays we observed little or no gemcabene direct binding to the mouse, rat, or human PPARα, PPARβ, or PPARγ receptors, whereas reference agents for each of the receptors showed the expected binding, including marketed PPARα agents, such as fibrates, including gemfibrozil. We believe the PPARα responses in rats and mice are secondary and perhaps related to the mobilization or formation of a naturally occurring molecule that binds to PPARα in response to gemcabene administration. We expect to submit the results of the subchronic mouse study to the FDA in the fourth quarter of 2019.

In the third quarter of 2018, the FDA requested a study of gemcabene in in vitro PPAR transactivation assays using monkey and canine PPAR isoforms, which is now complete. The study showed no PPAR-α and PPAR δ agonist activities of gemcabene in canine PPAR subtypes. The canine PPAR-γ receptor is identical to the human receptor. In the dog/human PPAR-γ, low to medium level activation was observed at the highest concentrations for gemcabene. Gemcabene lacked PPAR-α, PPAR-δ, and PPAR-γ antagonism. The study showed no PPAR-α, PPAR-γ, and PPAR-δ agonist activities of gemcabene in cynomolgus monkey PPAR subtypes. Additionally, gemcabene was also found to lack antagonist activity against these receptors. These results are similar to those observed in prior studies of mouse, rat, and human PPAR transactivation studies.

Cardiovascular Outcomes Trials

We believe it is well accepted that every 1.6 mg/dL lowering of LDL‑C results in a 1% lowering of cardiovascular disease risk. The FDA has not required any approved therapy targeting LDL‑C lowering, including non‑statin therapies, to initiate or complete a cardiovascular outcomes trial in connection with its approval of HoFH, HeFH and ASCVD therapies. Based on recent drug approvals, we believe it is unlikely that the FDA will require us to initiate or complete a cardiovascular outcomes trial for any of the targeted indications, although we would plan to initiate a cardiovascular outcomes trial, for illustration in high‑risk ASCVD patients with mixed dyslipidemia, prior to NDA filing to pursue broader label indications related to cardiovascular disease risk reduction, if pursued. Notwithstanding our current expectations, the FDA could require us to initiate or complete a cardiovascular outcomes trial as a condition to filing or approving an NDA for gemcabene.

Regional Out-licensing Opportunities

Gemphire is exploring regional partnering opportunities in China and will evaluate the feasibility for clinical collaborations. Recent regulatory changes in China favor US-China partnering, offering potentially faster regulatory times and preferences for innovative medications. There is an unmet need for alternative lipid-lowering therapies in China, considering the high prevalence of hypertriglyceridemia, large population size and a heightened sensitivity to statins. Gemphire may also explore other regional out-licensing or partnership opportunities.

Sales and Marketing

Given our current stage of development, we have not yet established a commercial organization or distribution capabilities, nor have we entered into any partnership or co‑promotion arrangements with an established pharmaceutical company. To develop the appropriate commercial infrastructure to launch gemcabene in the United States, if approved, for the narrower indications of HoFH, we may build out a specialty sales force to reach a concentrated number of approximately 50 lipid centers and 500 lipidologists across the country. This would require additional financial and managerial resources. We may co-promote the SHTG indication if pursued and approved with a partner or use a contract sales force along with our internal sales force and distributor(s). We may engage in partnering discussions with third parties from time to time. As we further develop and seek approval as well as launch commercial sales of gemcabene outside of the United States or for broader patient populations in the United States, including patients with NASH, HeFH, and ASCVD, if pursued and approved, we may establish partnerships with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related costs and our available resources.

Chemistry, Manufacturing and Controls (CMC)

Gemcabene is a small molecule drug candidate that can be synthesized as a single polymorph crystalline monocalcium salt, using readily available raw materials and based on conventional chemical processes.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on contract manufacturers to produce both the drug substance and drug product required for our preclinical studies and clinical trials. All our contract manufacturers have updated cGMP certificates, all our drug products are being manufactured under current good manufacturing practices (cGMP), a quality system regulating CMC activities.

Since 2015, we have been continuously manufacturing Gemcabene Immediate Release (IR) tablets under cGMP to support all our on-going clinical trials. More specifically, drug substance and drug product manufacturing process and analytical method development have been optimized and updated based on ICH/FDA guidelines. In addition, we now have successfully manufactured multiple strengths of tablets under cGMP: 150mg, 300mg, and 600mg strengths. We have obtained updated solid stability data for both the drug substance and drug product. We are currently planning and evaluating our CMC strategies on the initiation of NDA registration batches.

Our contract manufacturers are currently producing, and will produce in the future, our bulk drug substance and drug product for use in our preclinical studies and clinical trials on a purchase order basis, and do not have any long-term arrangements. We will continue to identify and qualify any alternative API and drug product manufacturers to ensure our future commercial supplies at the time of product launch. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our drug substances and drug product candidates, if approved for marketing by the applicable regulatory authorities.

Pfizer License Agreement

 In August 2018, we entered into an Amended and Restated License Agreement with Pfizer (the “Pfizer Agreement”), which amended and restated in full the Company’s prior license agreement with Pfizer dated April 16, 2011.

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

In partial exchange for the rights granted by Pfizer under the prior license agreement, the Company agreed to issue shares of its common stock to Pfizer representing 15% of the Company’s fully diluted capital at the close of its first arms‑length Series A financing, which occurred on March 31, 2015.

We have also agreed to pay Pfizer tiered royalties on a country‑by‑country basis based upon the annual amount of net sales as specified in the Pfizer Agreement until the later of: (i) five years after the first commercial sale in such country; (ii) the expiration of all regulatory or data exclusivity for gemcabene in such country; and (iii) the expiration or abandonment of the last valid claim of the licensed patents, including any patent term extensions or supplemental protection certificates in such country. The royalty rates range from the high single digits to the mid-teens depending on the level of net sales. The royalty rates are subject to reduction during certain periods when therapeutically-equivalent generic products represent a certain market share of prescription volume in the country. Under the Pfizer Agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize gemcabene.

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

Intellectual Property

Our patent estate includes patents and/or patent applications to forms of gemcabene, methods of using gemcabene, and methods of manufacturing gemcabene. The patent estate includes patents licensed from Pfizer and additional patents and applications that have been filed subsequent to obtaining the license that are entirely owned by Gemphire. Charles Bisgaier, a co-founder of Gemphire, is an inventor on thirteen of the pending fourteen patent families. As of December 31, 2018, Gemphire’s patent estate, including patents we own or license from third parties, on a worldwide basis, included 6 issued U.S. patents, 11 pending U.S. patent applications, 40 issued patents in foreign jurisdictions including Australia, Austria, Belgium, Bulgaria, Canada, Czech Republic, Denmark, Finland, France, Germany, Great Britain, Hungary, Ireland, Italy, Japan, Luxemburg, Mexico, Netherlands, Poland, Portugal, Romania, Spain, Sweden, Switzerland and the United Kingdom, and 85 pending patent applications in foreign jurisdictions including Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Philippines, Korea, Russia, Singapore, South Africa, Taiwan and Thailand. Of our worldwide patents and pending applications, all relate to our product candidate gemcabene.

U.S. Patent number 6,861,555, which was in‑licensed from Pfizer, includes claims directed to the calcium salt crystal form of gemcabene that is used in our clinical formulations and will constitute the commercial product as well as other crystalline forms of gemcabene. This patent is expected to expire in 2021; however, we may select this patent for patent term extension from the U.S. Patent and Trademark Office (USPTO) if such an extension is available. Given the expected length of the regulatory review, the expiry date of this patent may be adjusted to 2023, or possibly 2024. Furthermore, and importantly in our case, the FDA orphan designation for HoFH may provide us seven years of market exclusivity which would provide protection for gemcabene in the United States for treating HoFH out to about 2028 or 2029. Related foreign patents, which have issued in jurisdictions including Canada, Denmark, Finland, France,

Germany, Great Britain, Ireland, Italy, the Netherlands, Sweden, Spain, Japan, and New Zealand, are expected to expire in 2021, absent any adjustments or extensions.

U.S. Patent Number 8,557,835, which was also in‑licensed from Pfizer, includes claims directed to pharmaceutical compositions comprised of combinations of gemcabene or gemcabene with statins, and methods of using the combinations, in a patient that does not reach sufficient LDL-C lowering on a statin alone. E.g., for treating several conditions including hyperlipidemia. This patent is expected to expire in 2021, absent any extension. All related foreign patents are now expired.

U.S. Patent No. 8,846,761, which is owned by Gemphire, includes claims directed to methods of reducing risk of pancreatitis for patients with TG≥ 500 mg/dL with gemcabene treatment. This patent is expected to expire in 2032, absent any extension. Foreign patents have issued in Australia, Canada, Japan, Mexico and Europe. The European patent was validated into 21 European countries and foreign counterpart patent applications are pending in China, Europe, Hong Kong and Mexico, and any patents issuing from such applications are expected to expire in 2031, absent any adjustments or extensions.

U.S. Patent No. 10,028,926, which is owned by Gemphire is directed to treating patients on a stable dose, or a maximal dose, of statin to lower their LDL-C levels. This application is granted in Australia and Japan and related patent applications are pending in foreign jurisdictions including Canada, China, Europe, Hong Kong, Japan, Mexico and United States. Any patent that may issue in this family, absent any patent term adjustment or extension, is expected to expire in 2033.

U.S. patent application number 14/942,765 which is due to issue shortly, and owned by Gemphire, is directed to methods of large-scale manufacturing for making dicarboxyalkyl ethers. Foreign counterpart patent applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Korea, Russia, Singapore and South Africa. Any patent issuing from this patent family is expected to expire in 2035.

U.S. patent application number 15/971,491, is a continuation of PCT/US2016/060849, which is owned by Gemphire and is directed to fixed dose combinations and modified release formulations of gemcabene and statins. Foreign counterpart patent applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Korea, Russia, Singapore and South Africa. Any patent issuing from this patent family is expected to expire in 2035.

Two U.S. patent applications were filed as continuations of PCT/US2016/060837 and one as a divisional. U.S. patent application number 15/416,911, now U.S. 9,849,104, is directed to methods of treating NASH by administering gemcabene as a monotherapy, U.S. Patent Application Number 15/424,620, is directed methods for treating Mixed Dyslipidemia by administering gemcabene and a statin, and divisional U.S. Patent Application Number 15/814,118 directed to other aspects of NASH. Any patent that may issue in either of these two families, absent any patent term adjustment or extension, is expected to expire in 2037. Foreign counterpart patent applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Philippines, Korea, Russia, Singapore, South Africa and Thailand.

U.S. patent application number 15/445,118, is a continuation of PCT/US2017/019750, which is owned by Gemphire and directed to the treatment of patients with homozygous familial hypercholesterolemia on stable, lipid lowering therapy.  Foreign counterpart patent applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Philippines, Korea, Russia, Singapore, South Africa and Thailand.  Any patent issuing from this patent family is expected to expire in 2037.

U.S. patent application number 15/956,172, was parallel filed with PCT/US2018/028113, which is directed to a composition and method of use of gemcabene. Foreign counterpart patent applications are pending in Argentina and Taiwan. Any patent issuing from this patent family is expected to expire in 2038.

U.S. patent application number 15/977,226, was parallel filed with PCT/US2018/032351, which is directed to a composition and method of use of gemcabene. Foreign counterpart patent applications are pending in Argentina and Taiwan. Any patent issuing from this patent family is expected to expire in 2038.

U.S. patent application number 15/956,232, was filed as a continuation-in-part of U.S. patent application number 15/445,118 which is directed to treatment of patients with familial hypercholesterolemia on lipid-lowering therapy. Any patent issuing from this patent is expected to expire in 2037.

In 2018, we also filed U.S. provisional patent applications 62/747,375 and 62/767,079 directed to composition of matter and methods of synthesis which are pending. Additionally, we filed a PCT application (PCT/US2018/021093) directed to the treatment of obesity symptoms. As background, the patent term is typically 20 years from the date of filing a non‑provisional application. In the United States, a patent’s term may be lengthened several ways. First, patent term adjustment (PTA) compensates a patentee for administrative delays by the USPTO in granting a patent. Second, in certain instances, a patent term extension (PTE) can be granted to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, as provided under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch‑Waxman Act. This restoration period cannot be longer than five years for approval of a drug compound, and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. Only one patent applicable to an approved drug is eligible for the PTE and the application for the extension must be submitted prior to the expiration of the patent and within 60 days from market approval. Independent of patent protection, in the United States, the Hatch‑Waxman Act provides a five‑year period of non‑patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity (NCE). Under this provision, gemcabene may be eligible for up to five years of data and market exclusivity under the Hatch‑Waxman Act, because it is considered a NCE because the FDA has not previously approved any other drug containing the active ingredient of gemcabene. In Europe, under the Data Exclusivity Directive, pharmaceutical companies may receive up to 11 years to market their product without risk of competition. In Japan, under the Pharmaceuticals Act of Japan, the market authorization holder, based on the length of a required study period reexamination, may have up to 10 years before a generic can enter the market.

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

There are multiple product candidates in late stage development for HoFH, HeFH and ASCVD. Regeneron’s evinacumab (Phase 3) is in development for the treatment of HoFH. For hypercholesterolemia, including HeFH and ASCVD, drugs in development include oral CETPi, Merck’s anacetrapib (recently discontinued Phase 3), Eli Lilly and Company’s evacetrapib (recently discontinued Phase 3), and Amgen/Dezima’s TA‑8995 (Phase 2), current Esperion’s oral product, Bempedoic Acid (Phase 3), The Medicines Company/Alnylam Pharmaceuticals, Inc.’s (Alnylam)

injectable PCSK9 inhibitor, ALN‑PCSsc (Phase 3), Eli Lilly’s injectable PCSK9 inhibitor, LY3015014 (Phase 2), and Pfizer’s injectable PCSK9 inhibitor bococizumab (recently discontinued Phase 3).

For severe hypertriglyceridemia, fibrates, niacin and prescription fish oil are common therapies used to lower triglycerides. Examples of branded fibrates include AbbVie Inc.’s (AbbVie) Tricor and Trilipix, and an example of a branded niacin includes AbbVie’s Niaspan, an extended‑release niacin. In addition, AbbVie markets combination therapies, such as Advicor (niacin extended release and lovastatin) and Simcor (niacin extended release and simvastatin). Prescribed generic versions of fibrates, such as gemfibrozil, are manufactured by many companies including Impax Laboratories, Inc. (Impax), Teva Pharmaceutical Industries Ltd. (Teva), Mylan and Lupin among others. Generic versions of niacins are manufactured by many companies including Teva, Lupin and Zydus Pharmaceuticals (USA), Inc., among others. Commonly used prescription fish oils include GlaxoSmithKline plc’s (GlaxoSmithKline) Lovaza, AstraZeneca’s Epanova and Amarin’s Vascepa.

Currently there are currently no approved therapies for NASH and older medications are written off label to treat the disease. There are currently more than thirty assets in various stages of development for NASH. Several drug candidates are in late stage development and may be approved for the NASH indication as soon as 2019/2020: OCALIVA (Obeticholic Acid) (FXR Agonist) being developed by Intercept Pharmaceuticals, Inc., Elafibranor (PPAR Agonist) being developed by Genfit SA, Selonsertib (formerly GS-4997) (ASK-1 Inhibitor) being developed by Gilead Sciences, Inc., GS-0976 (ACC Inhibitor) being developed by Gilead Sciences, Inc., Cenicriviroc (CVC) (CCR2/CCR5 Inhibitor) being developed by Tobira Therapeutics, Inc. (a wholly-owned subsidiary of Allergan plc), Emricasan (Caspase Inhibitor) being developed by Conatus Pharmaceuticals Inc., Aramchol (Synthetic Fatty Acid/Bile Acid Conjugate) being developed by Galmed, GR-MD-02 (Galectin-3 Inhibitor) being developed by Galectin Therapeutics, and MGL-3196 (THR Agonist) being developed by Madrigal. Recently, Intercept Pharmaceuticals, Inc., announced that obeticholic acid achieved statistically significant improvement in liver fibrosis without worsening of NASH in a Phase 3 study and that it intends to file for regulatory approval in the U.S. and Europe in the second half of 2019.

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

United States — FDA Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act (FDC Act) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post‑approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions by the FDA, including FDA refusal to approve pending New Drug Applications (NDAs), partial or full clinical holds, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission of an Investigational New Drug (IND) application to the FDA, which must become effective before clinical trials may commence, and adequate and well‑controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre‑market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical studies include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical studies must comply with federal regulations and requirements, including good laboratory practices, or GLP. The results of preclinical studies are submitted to the FDA as part of an IND application along with other information, including product chemistry, manufacturing and controls, available clinical data, and a proposed clinical trial protocol. Long-term preclinical studies, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

Once the IND is submitted, the sponsor must wait 30 calendar days before initiating any clinical trials. During this time, FDA has an opportunity to review the IND for safety to assure that research subjects will not be subjected to unreasonable risk, unless before that time the FDA raises concerns or questions and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (1) in compliance with federal regulations; (2) in compliance with good clinical practice (GCP), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and (3) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if the FDA believes that the clinical trial is either not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The clinical trial protocol and informed consent information for patients in clinical trials must also be submitted to an Institutional Review Board (IRB) for approval. An IRB must operate in compliance with FDA regulations. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or may impose other conditions.

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

After completion of the required clinical trials, an NDA is prepared and submitted to the FDA for approval, which is required before marketing of the product may begin in the United States. The NDA must include, among other things, the results of all preclinical studies, clinical trials and other testing, a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls, and the proposed product labeling. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee and the manufacturer and/or applicant under an approved NDA are also subject to annual product and establishment user fees.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in‑depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, diagnosis, or prevention of diseases or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited only for drugs intended to treat a serious or life‑threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late‑submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee — typically a panel that includes clinicians and other experts — for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless it is satisfactorily compliant with cGMP standards and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, or require that post‑approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval. As a condition of NDA approval, the FDA may also require a Risk Evaluation and Mitigation Strategy (REMS) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and Elements To Assure Safe Use (ETASU). Elements to assure safe use can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post‑approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post‑marketing compliance requirements, including the completion of Phase 4 or post‑approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post‑approval studies or confirm a clinical benefit during post‑marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by FDA.

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

Adverse Event (AE) reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post‑marketing testing, known as Phase 4 testing, REMS and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality‑control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the FDA inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality‑control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

Exclusivity

Upon NDA approval of a drug containing a New Chemical Entity (NCE), which is a drug substance that contains an active moiety that has not been approved by the FDA in any other NDA, that moiety will receive five years of marketing exclusivity during which the FDA cannot approve any ANDA seeking approval of a generic version of that moiety. Certain changes to a drug, such as the addition of a new indication to the package insert, may receive a three‑year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes the change.

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

Other federal statutes pertaining to healthcare fraud and abuse include the Civil Monetary Penalties Statute, which prohibits the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror/payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the healthcare fraud provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which prohibits knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations, or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items, or services.

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

Pursuant to PPACA, the Centers for Medicare & Medicaid Services (CMS) has issued a final rule that requires manufacturers of certain prescription drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The first reports were due in 2014 and must be submitted on an annual basis. The reported data were posted by CMS in searchable form on a public website on September 30, 2014 and will be posted on an annual basis. Failure to submit required information may result in civil monetary penalties.

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

With President Donald J. Trump currently in office, we expect that additional state and federal healthcare reform measures may be adopted in the future, including the possible repeal and replacement of PPACA and related legislation, regulations and programs. Any new state and federal healthcare reform measures could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure. We are unsure of the ways in which PPACA will continue to be challenged, repealed, amended or replaced in the months and years to come.

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

Regulatory Exclusivity in China

China has a six-year regulatory exclusivity period for NCE and Orphan drugs, such as gemcabene, which begins at the date of market approval.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third‑party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost‑effectiveness of medical products and services, in addition to their safety and efficacy. If these third‑party payors do not consider our products to be cost‑effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government‑paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the product candidates that we are developing and could adversely affect our net revenue and results.

Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost‑effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross‑border imports from low‑priced markets exert competitive pressure that may reduce pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

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

Employees

In September 2018, our board of directors approved a workforce reduction to reduce costs and conserve cash resources in light of the delay in our Phase 3 trials resulting from the FDA’s request for additional animal data in connection with the addressing the partial clinical hold on gemcabene. The workforce reduction included 5 employees, which represented approximately 33% of our workforce at such time, and was completed in the fourth quarter of 2018.

As of March 11, 2019, we had 9 employees, all of whom are full‑time, four of whom hold Ph.D. or M.D. degrees, 5 of whom were engaged in research and development activities and 4 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

ITEM 1A.      RISK FACTORS

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

The FDA has imposed a partial clinical hold on the clinical development of gemcabene which limits human trials to 6 months of drug exposure, and this partial clinical hold has, and may continue to, significantly delay our expected initiation of Phase 3 trials, or, if never lifted, may prevent us from continuing the development of gemcabene.

As mentioned earlier, in August 2018 we announced that the FDA, following submission of our two-year carcinogenicity study, requested additional preclinical studies, including a 13 week PPAR-alpha knockout mouse study with gemcabene. The FDA stated that we cannot proceed to our EOP2 meeting or begin our Phase 3 trials, which require more than 6 months of drug exposure, until this partial clinical hold is lifted. This request has delayed the timeline for our EOP2 meeting and start of Phase 3 trials by more than one year. We are currently conducting all studies requested and will resubmit our application to the FDA to lift the clinical hold. We cannot assure you that the studies will be completed on time by third party vendors who are involved or that the results will prove satisfactory for the FDA to lift the hold. It is possible that the FDA may request additional studies and information prior to lifting the hold which would significantly delay the time and cost to initiating Phase 3 trials and future development of gemcabene. If the FDA decisions further delay our clinical plans, this could jeopardize our ability to commercialize gemcabene by April 2024, as required by the Pfizer Agreement. Finally, we cannot assure you that the partial clinical hold will ever be lifted in which case gemcabene will never receive NDA approval or be commercialized.

Obtaining approval of an NDA is an extensive, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of gemcabene for many reasons, including:

•	the data collected from preclinical studies and clinical trials of gemcabene may not be sufficient to support the submission of an NDA or removal of the partial clinical hold;

•	we may not be able to demonstrate to the satisfaction of the FDA that gemcabene is safe and effective for any indication;
•	the results of clinical trials may not meet the level of statistical significance or clinical significance required by the FDA for approval;
•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that gemcabene’s clinical and other benefits outweigh its safety risks;
•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the FDA may not accept data generated at our clinical trial sites;
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

We reported top line data from our 8 patient trial for HoFH (COBALT-1) in the second quarter of 2017 and top line data from our 105 patient trial for hypercholesterolemia on high‑intensity statin therapy including HeFH and ASCVD patients (ROYAL-1) in the third quarter of 2017, and we reported top line data from our 91 patient trial in SHTG patients (INDIGO-1) in the second quarter of 2018. We announced the initiation of an investigator-initiated Phase 2a clinical trial in the fourth quarter of 2017 to study gemcabene in adult FPL patients with top line data expected in the second quarter of 2019. We announced the initiation of an investigator-initiated Phase 2a clinical trial in the first quarter of 2018 to study gemcabene in pediatric NAFLD patients, which was terminated in August 2018 due to unanticipated problems.

If we are successful in the clinical development of gemcabene for one or more of our targeted indications, we plan to eventually seek regulatory approvals of gemcabene initially in the United States, Canada and Europe, and we may seek approvals in other geographies. Before obtaining regulatory approvals for the commercial sale of any product candidate for any target indication, we must demonstrate with substantial evidence gathered in preclinical studies and adequate and well‑controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication. We cannot assure you that the FDA or non‑U.S. regulatory authorities would consider our planned clinical trials to be sufficient to serve as the basis for approval of gemcabene for any indication. The FDA and non‑U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that gemcabene is safe and effective. If we are required to conduct clinical trials of gemcabene in addition to those we have planned prior to approval, such as a cardiovascular outcomes trial, we will need substantial additional funds, our development pathway will be delayed, and we cannot assure you that the results of any such outcomes trial or other clinical trials will be sufficient for approval.

If clinical trials of gemcabene or any future product candidate fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.

Before obtaining marketing approval from regulatory authorities for the sale of gemcabene, we must complete preclinical development (including, but not limited to, a subchronic (13 week) study of gemcabene in PPARα knock-out mice and a study of gemcabene in in vitro PPAR transactivation assays using monkey and canine PPAR isoforms), and supportive pharmacology studies and Phase 2 and Phase 3 clinical trials to demonstrate the safety and efficacy in humans.

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

Two investigator-initiated Phase 2a clinical trials of gemcabene commenced in late 2017 or early 2018. The pediatric NAFLD trial was terminated prematurely in the third quarter of 2018 and treatments were stopped after only 6 patients had been enrolled due to “unanticipated problems” (see details below). The patients will continue to be followed by the investigator and final results are expected to become available in the second half of 2019 from the investigator. In the Phase 2a adult FPL trial, patient enrollment was completed in fourth quarter 2018 and topline data are expected to be available in the second quarter of 2019 from the principal investigator. Note, however, that for the FPL study we cannot assure you that our timing assumptions are correct given the above factors. Our inability to fully enroll and complete the pediatric NAFLD trial will likely have an impact on our future plans in this patient population including potentially abandoning additional trials altogether. If unforeseen events arise in the adult FPL trial this could cause significant delays or may require us to abandon future clinical trials in this indication altogether. Further delays in our clinical trials or modifications to any future trial plans may result in additional increased development costs for our product candidates and cause our stock price to decline.

We or others could discover that gemcabene or any product candidate we may pursue in the future lacks sufficient efficacy, or that it causes undesirable side effects that were not previously identified, which could delay or prevent regulatory approval or commercialization.

Because gemcabene has been tested in relatively small patient populations and for limited durations to date, it is possible that our clinical trials have or will indicate an apparent positive effect of gemcabene that is greater than the actual positive effect, if any, or that additional and unforeseen side effects may be observed as its development progresses. The discovery that gemcabene lacks sufficient efficacy, or that it causes undesirable side effects, including side effects not previously identified in our previously completed clinical trials, such as the unanticipated problems that occurred in connection with the pediatric NAFLD study, could cause us or regulatory authorities to interrupt, delay or discontinue clinical trials and could result in the denial of regulatory approval by the FDA or other non‑U.S. regulatory authorities for any or all targeted indications. See “—Gemphire’s Phase 2a clinical trial of gemcabene in Pediatric NAFLD was terminated by the Data and Safety Monitoring Board (DSMB) of the principal investigator following the occurrence of unanticipated problems. This trial termination and the unanticipated problems could have negative impacts on the clinical development of gemcabene” below. Across all human trials conducted to date, the most common adverse events reported have been headache, weakness, nausea, dizziness, upset stomach, infection, abnormal bowel movements, myalgia and abnormal kidney function tests.

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

Gemphire’s Phase 2a clinical trial of gemcabene in Pediatric NAFLD was terminated by the Data and Safety Monitoring Board (DSMB) of the principal investigator following the occurrence of unanticipated problems. This trial termination and the unanticipated problems could have negative impacts on the clinical development of gemcabene.

We announced on August 10, 2018 that the DSMB at Emory University School of Medicine overseeing the investigator-led open label Phase 2a proof-of-concept trial evaluating gemcabene in pediatric patients with non-alcoholic fatty liver disease (NAFLD) recommended that the trial be terminated due to unanticipated problems. Data on the first three patients who underwent 12 weeks of treatment showed that all three experienced an increase in liver fat content, as measured by MRI-PDFF. Two of the three patients also demonstrated increases in ALT; however, their baseline ALT levels were elevated prior to receiving gemcabene. The increase in liver fat was deemed an unanticipated problem by the trial investigator because it was an unexpected consistent pattern of worsening of the disease, rather than improvement, creating risk to the patients, which the investigator believed was likely due to the drug. Additional data that has come to light subsequently showed that during the trial the patients were not fully compliant with taking gemcabene and their life styles could have potentially impacted the findings. In addition to the first three patients, another 3 patients enrolled in the trial were taken off gemcabene and early termination visits were conducted. The DSMB recommended additional follow-up of the study subjects to gather additional safety data and this activity remains underway. The DSMB will provide us with a written report of their findings in the future, likely the second half of 2019, once all the patient results have been collated and analyzed.

Gemphire intends to work closely with the physicians at the clinical trial site, and other KOLs to analyze all of the results and identify potential reasons for these unanticipated problems in the pediatric NAFLD study but cannot assure you that it will be able to determine the reasons for the unanticipated problems.

Following the termination of the pediatric NAFLD trial in August 2018, the investigator of the ongoing Phase 2a FPL study conducted interim analyses of the patients enrolled at that point in her trial including MRI-PDFF scans and looking for signs of undesirable side effects before continuing the study. In consultation with her DSMB the principal investigator decided to continue the FPL study and completed enrollment in fourth quarter of 2018. Top-line results are expected in the second quarter of 2019.

We cannot assure you that the unanticipated problems observed in the pediatric NAFLD trial will not be seen in the FPL or future trials or that serious adverse events (SAEs) will not occur in future trials. We also cannot assure you that the unanticipated problems observed in the pediatric NAFLD trial will not result in the FDA requesting additional analyses of our previously completed clinical trials, including the three Phase 2b trials in dyslipidemia completed in 2017 and 2018.

If gemcabene is associated with adverse effects or undesirable side effects in preclinical testing or clinical trials or has characteristics that are unexpected in preclinical testing or clinical trials, we may need to consider protocol amendments, petition the FDA for Special Protocol Assessment (SPA), a process in which sponsors ask to meet with FDA to reach agreement on the design and size of clinical studies, modify the scope of our Phase 3 programs to pursue more focused indications in which the undesirable side effects or other characteristics may be less prevalent, less severe or provide a better understanding from a risk benefit perspective, or abandon the development of the compound. In pharmaceutical development, many compounds that initially show promise in early-stage testing are later found to cause adverse effects that prevent further development of the compound.

If we fail to receive regulatory approval for any of our planned indications for gemcabene or fail to develop additional product candidates, our commercial opportunity will be limited.

We initially focused on the development of gemcabene for our target indications in cardiovascular diseases and expanded our program to include a clinical trial to support an indication for gemcabene in NASH and/or nonalcoholic fatty liver disease (NAFLD). However, in August 2018, the pediatric NAFLD trial was terminated due to unanticipated problems, and we cannot assure you that we will continue the development of gemcabene for this indication or that other unanticipated problems will not arise in pursuing certain indications. We cannot assure you that we will be able to obtain regulatory approval of gemcabene for any indication, or successfully commercialize gemcabene, if approved. If we do not receive regulatory approval for, or successfully commercialize, gemcabene for one or more of our targeted or other indications, our commercial opportunity will be limited.

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

We cannot be certain what efficacy endpoints the FDA may require in a Phase 3 clinical trial of nonalcoholic steatohepatitis (NASH) related indications or for approval of gemcabene; we also cannot be certain if we will be able to gain accelerated approval based on surrogate endpoints. If we obtain accelerated approval of gemcabene based on a surrogate endpoint, we will likely be required to conduct a post-approval clinical outcomes trial to confirm the clinical benefit of gemcabene.

There can be no assurance that our review of strategic alternatives will result in any additional stockholder value, and speculation and uncertainty regarding the outcome of our review of strategic alternatives may adversely impact our business, financial condition and results of operations.

In December 2018, we announced that we had retained Ladenburg Thalmann & Co. as a financial advisor to assist us in our evaluation of a broad range of strategic alternatives focused on maximizing shareholder value. There can be no assurances that the strategic alternatives process will result in the announcement or consummation of any strategic transaction, or that any resulting plans or transactions will yield additional value for stockholders. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction and the availability of financing. If we fail to successfully complete a strategic transaction, we may not be able to otherwise source adequate liquidity to fund our operations, meet our obligations, and continue as a going concern.

The process of exploring strategic alternatives could adversely impact our business, financial condition and results of operations. We expect to incur substantial expenses associated with identifying and evaluating potential strategic alternatives, and may incur substantial expenses associated with consummating a strategic alternative, if any is consummated, including those related to equity compensation, severance pay, legal, accounting and financial advisory fees, the payment of potential liabilities related to early termination of pre-existing contracts (e.g., lease) and other fees and payments that may be payable in the event of a strategic transaction, such as the success fee under our Loan Agreement with SVB.

In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the Board from our business, could require that we make changes to our headcount, may negatively impact our ability to attract, retain and motivate key employees, and could expose us to potential litigation in connection with this process or any resulting transaction. Further, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to our future could cause our stock price to fluctuate significantly.

We may not be successful in arranging regional partnering opportunities to realize regulatory approval and commercialization of gemcabene outside of the U.S. Even if we are successful in out-licensing gemcabene, the regulatory approvals may not be obtained and the licensees or partners may not be effective at marketing gemcabene.

Our current strategy for addressing the need for expertise in obtaining foreign approvals and marketing in foreign markets is to out-license rights to our drugs in markets outside the United States. However, we may not be successful in finding partners who will be willing to invest in our drugs outside the United States or our partners may be unable to obtain the necessary regulatory approvals, which may cause us to delay or abandon our plan to out-license gemcabene.

Any such delay or abandonment, or any failure to receive one or more foreign approvals, may have an adverse effect on the benefits otherwise expected from marketing in foreign countries. Even if we are successful in obtaining one or more business partners to commercialize our products in foreign markets, we will be dependent upon their effectiveness in selling and marketing our products in those foreign markets. These partners may face stiff competition, government price regulations, generic versions of our drug products, violations of our intellectual property rights and other negative events or may otherwise be ineffective in commercializing our products, any of which could reduce the market potential for our products and our success in those markets.

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

Pfizer granted us a worldwide exclusive license to certain patent rights and a non-exclusive royalty bearing right and license to certain related data to make, use, develop, commercialize, import and otherwise exploit the clinical product candidate gemcabene. Under the license agreement, as amended and restated in August 2018, either party may terminate the license agreement for the other party’s material breach following a cure period or immediately upon certain insolvency events relating to the other party. Pfizer may immediately terminate the license agreement in the event that (i) the Company or any of its affiliates or sublicensees contests or challenges, or supports or assists any third party to contest or challenge, Pfizer’s ownership of or rights in, or the validity, enforceability or scope of, any of the patents licensed under the license agreement or (ii) the Company or any of its affiliates or sublicensees fails to achieve the first commercial sale in at least one country by April 16, 2024. Furthermore, upon termination of the license agreement by Pfizer for any of the foregoing reasons, we grant Pfizer, pursuant to the license agreement, a non-exclusive, fully paid-up, royalty free, worldwide, transferrable, perpetual and irrevocable license to use any intellectual property rights arising from the development or commercialization of gemcabene by the Company and any trademarks identifying gemcabene and agree to transfer regulatory filings and approvals to Pfizer or permit Pfizer to cross-reference and rely on such regulatory filings and approvals for gemcabene.

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

Recently we decided to pursue initially development of gemcabene for the treatment of patients with orphan disease indications including HoFH, FCS, and FPL. Trials for larger indications including SHTG, and potentially HeFH/ASCVD and NASH/NAFLD may be initiated subsequent to initiating one or more trials for an orphan indication. Expanding our development and commercialization of gemcabene or any future product candidate in these or other broader patient populations would be more costly and take longer to complete and would be subject to development and commercialization risks that may not be applicable to orphan indications such as HoFH, FCS, or FPL.

Specifically, these broader indications will likely involve clinical trials with larger numbers of patients possibly taking the drug for longer periods of time. In addition, we believe that the FDA and, in some cases, the European Medicines Agency (EMA) may require a clinical outcomes trial demonstrating a reduction in cardiovascular events either prior to or after the submission of an application for marketing approval for the broader LDL‑C indications such as HeFH/ASCVD. Clinical outcomes trials are particularly expensive and time consuming to conduct because of the larger number of patients required to establish that the drug being tested has the desired effect. It may also be more difficult for us to demonstrate the desired outcomes in these trials than to achieve validated surrogate endpoints. In addition, in considering approval of gemcabene for broader patient populations with less severely elevated lipid levels, the FDA and other regulatory authorities may place greater emphasis on the side effect and risk profile of the drug in comparison to the drug’s efficacy and potential clinical benefit than in smaller, more severely afflicted patient populations. These factors may make it more difficult for us to achieve marketing approvals of gemcabene for these broader patient populations.

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

Since inception, we have incurred only operating losses. Our net losses were $23.6 million, $33.4 million and $14.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $84.1 million. We have financed our operations primarily through the issuance and sale of common stock and warrants in public offerings and a private placement, proceeds from our term loan facility with Silicon Valley Bank (SVB) (which was pre-paid and terminated in January 2019) and, prior to our IPO, the issuance of preferred stock and convertible notes in private placements. We have devoted substantially all of our financial resources and efforts on research and development, including clinical development of gemcabene. We expect that it will be a number of years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increased operating losses for the foreseeable future.

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

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, for the fiscal year ended December 31, 2018, our independent registered public accounting firm has issued its report on our financial statements and has expressed substantial doubt about our ability to continue as a going concern. We have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until and unless the FDA or other applicable regulatory authorities approve gemcabene and we successfully commercialize gemcabene. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. Uncertainty surrounding our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers, contractors and employees.

We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We believe that cash on hand will be sufficient to fund our operations into the third quarter of 2019, but we will need to raise additional capital to continue to fund the further development of gemcabene and our operations thereafter, including submission of the additional information requested by the FDA to lift the partial clinical hold. Our future capital requirements may be substantial and will depend on many factors including:

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

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval and commercialization of gemcabene and any future product candidates. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are unavailable to us on a timely basis, or at all, we may not be able to continue the development of gemcabene or any future product candidate, or commercialize gemcabene or any future product candidate, if approved.

Raising additional capital may cause dilution to our stockholders and restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt financings as well as potential strategic collaborations and licensing arrangements. We do not have any committed external sources of funds.

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

Consummating a strategic transaction may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

In December 2018, we announced that we engaged Ladenburg Thalmann & Co as a financial advisor to assist us in evaluating a broad range of strategic alternatives. A transaction committee of independent board members was formed to evaluate the various alternatives. There is no certainty that such a strategic event will occur. However, if something does occur, it will likely cause stockholder dilution and will likely require us to alter our strategic plans, potentially including changes to clinical and out-licensing plans for gemcabene. It may also lead to changes in management and personnel within the company, which could cause us to incur severance costs and other unplanned expenditures.

Risks Related to Government Regulation

Gemcabene is subject to a partial clinical hold with respect to clinical trials of longer than six months in duration until the FDA determines to release such hold, which may lead to a significant delay in the commencement of long-term clinical trials by us or the failure of gemcabene to obtain marketing approval.

In 2004, the FDA determined that gemcabene was a potential peroxisome proliferator‑activated receptor (PPAR) agonist. As a result, the FDA imposed a partial clinical hold, which restricts us from conducting clinical trials for gemcabene beyond six months in duration and required us to conduct two‑year rat and mouse carcinogenicity studies. The FDA has issued these notices to all sponsors of product candidates with PPAR properties based on preclinical studies. We submitted the results of our two‑year rat and mouse carcinogenicity studies to the FDA, together with results from a short-term, 8 day study where, in PPAR-α knockout mice, gemcabene did not induce known markers of peroxisome proliferation, providing evidence that gemcabene works through PPAR-α. In response the FDA has requested that, as part of a complete response, we provide additional data including a subchronic (13 week) study in PPAR-α knock-out mice and PPAR transactivation assays using monkey and canine PPAR isoforms, to further understand the human relevance of the preclinical findings. We completed the in vitro PPAR-α transactivation study, and we have initiated the CRO-related activities to conduct the PPAR-α knockout mouse study. We expect to submit the request to the FDA to lift the partial clinical hold in the fourth quarter of 2019.

The future clinical development of gemcabene may be delayed due to these clinical restrictions and additional oversight by the FDA, as occurred when the FDA requested the additional data beyond the results of our two‑year rat and mouse carcinogenicity studies. If the results of the subchronic (13 week) study in PPAR-α knock-out mice and the PPAR transactivation assays using monkey and canine PPAR isoforms do not address FDA concerns related to the partial clinical hold, our Phase 3 long-term safety exposure registration trials of longer than six months could be further delayed or the FDA may never release the partial clinical hold. Also, the findings in our preclinical studies could impact the NDA review, and, if approved, labeling and use of gemcabene.

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

In addition, later discovery of previously unknown AEs or other problems with our product candidate or its manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	litigation involving subjects taking our drug;
•	restrictions on such drugs, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a drug;
•	restrictions on drug distribution or use;
•	requirements to conduct post‑marketing studies or clinical trials;
•	warning letters or untitled letters;
•	withdrawal of the drugs from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	product recall or public notification or medical product safety alerts to healthcare professionals;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	damage to relationships with any potential collaborators;
•	unfavorable press coverage and damage to our reputation;
•	refusal to permit the import or export of drugs;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

We may seek to avail ourselves of mechanisms to expedite and/or reduce the cost for development or approval of gemcabene or any other product candidate we may pursue in the future, such as fast track designation or Orphan Drug designation, but such mechanisms may not actually lead to a faster or less expensive development or regulatory review or approval process.

We may seek fast track designation, priority review, Orphan Drug designation, or accelerated approval for gemcabene or any other product candidate we may pursue in the future. For example, if a drug is intended for the treatment of a serious or life‑threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. However, the FDA has broad discretion with regard to these mechanisms, and even if we believe a particular product candidate is eligible for any such mechanism, we cannot assure you that the FDA would decide to grant it. Even if we do obtain fast track or priority review designation or pursue an accelerated approval pathway, we may not experience a faster and/or less costly development process, review or approval compared to conventional FDA procedures. The FDA may withdraw a particular designation if it believes that the designation is no longer supported by data from our clinical development program.

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

The uncertainty associated with pharmaceutical reimbursement and related matters may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of our product candidate and affect its pricing.

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

We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “TCJA”) was signed into law by President Trump. The TCJA made significant changes to corporate income taxation, including reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and changes to the deductibility of research and experimental expenditures that will be effective in the future). Notwithstanding the reduction in the corporate income tax rate, the overall impact of any new federal tax law is uncertain and our business and financial condition could be adversely affected. The impact of any tax reform on holders of our common stock is likewise uncertain and could be adverse.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to perform normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

•

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

The biomarkers and pathogenesis of NASH are less understood than the dyslipidemia market and for that reason there are many mechanisms of action under investigation to better understand how to effectively treat the disease. Currently accepted diagnosis of NASH is confirmed through a liver biopsy which is invasive, time consuming and costly. Future growth and evolution of the NASH market may rely on development of less invasive technologies to increase diagnoses rates to broaden the drug treated patient population. Several companies have late stage assets (Phase 3 or outcomes studies) well under way with projected market approval dates in NASH as soon as 2019/2020. For NASH, the market is currently evolving with no approved therapies for the indication across the globe. Current thought leader opinions are pointing to a multiple mechanistic approach to effectively treat NASH.

Several pharmaceutical companies have NASH therapies in development that may be approved for marketing in the United States or outside of the United States. Based on publicly available information, we believe the current therapies in development that would compete with gemcabene in NASH include but are not limited to:

•	OCALIVA (Obeticholic Acid) (FXR Agonist) being developed by Intercept Pharmaceuticals, Inc.;
•	Elafibranor (PPAR Agonist) being developed by Genfit SA;
•	Selonsertib (formerly GS-4997) (ASK1 Inhibitor) being developed by Gilead Sciences, Inc.;
•	GS-0976 (ACC Inhibitor) being developed by Gilead Sciences, Inc.;
•	GS-9674 (FXR Agonist) being developed by Gilead;
•	Cenicriviroc (CVC) (CCR2/CCR5 Inhibitor) being developed by Tobira Therapeutics, Inc. (a wholly-owned subsidiary of Allergan plc);
•	Emricasan (Caspase Inhibitor) being developed by Conatus Pharmaceuticals Inc.
•	Aramchol (Synthetic Fatty Acid/Bile Acid Conjugate) being developed by Galmed;
•	MN-001 (5-lipoxygenase Inhibitor) being developed by MediciNova;
•	VK2809 (THR-Beta Agonist) being developed by Viking;
•	BMS-986036 (GFG21) being developed by BMS;
•	Lanifibranor (PPAR Pan Agonist) being developed by Inventiva;
•	GR-MD-02 (Galectin-3 Inhibitor) being developed by Galectin Therapeutics; and
•	MGL-3196 (THR Agonist) being developed by Madrigal.

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

•	the relative convenience and ease of administration of gemcabene, including as compared with other treatments available for approved indications;
•	the prevalence and severity of any adverse side effects;
•	limitations or warnings contained in the labeling approved by the FDA;
•	availability of alternative treatments already approved or expected to be commercially launched in the near future;
•	the effectiveness of our sales and marketing strategies;
•	our ability to increase awareness through marketing efforts;
•	guidelines and recommendations of organizations involved in research, treatment and prevention of various diseases that may advocate for alternative therapies;
•	our ability to obtain sufficient third‑party coverage and adequate reimbursement;
•	the willingness of patients to pay out‑of‑pocket in the absence of third‑party coverage; and
•	physicians or patients may be reluctant to switch from existing therapies even if potentially more effective, safe or convenient

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

Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues;
•	changes in priorities or become financially distressed; or
•	form relationships with other entities, some of which may be our competitors.

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

As of February 21, 2019 our patent estate, including patents we own or license from third parties, on a worldwide basis, included 6 issued U.S. patents, 11 pending U.S. patent applications, 40 issued patents in foreign jurisdictions including Canada, France, Germany, Great Britain, Ireland, Italy, Mexico and Spain and 85 pending patent applications in foreign jurisdictions including Australia, Canada, China, Europe, Hong Kong, Japan and Mexico. Our worldwide patents and pending applications all relate to our product candidate, gemcabene. Our patents that claimed the gemcabene composition of matter which were in‑licensed from Pfizer, have all expired; however, our clinical formulation comprises a specific calcium salt crystal form of gemcabene, which form is claimed in U.S. Patent Number 6,861,555. This patent, which was in‑licensed from Pfizer, is expected to expire in 2021, absent any patent term extension. Our current patent estate includes fourteen patent families that have claims directed to methods of treatment using gemcabene. These patent families include, for example, U.S. Patent Number 8,557,835, licensed from Pfizer that has claims directed to pharmaceutical compositions comprised of combinations of gemcabene with statins and methods of using a combination of gemcabene on top of a statin in a patient that does not reach sufficient LDL-C lowering on a statin alone, for treating several conditions including hyperlipidemia. U.S. Patent Number 8,557,835 is expected to expire in 2021, absent any patent term extension. All related foreign patents are now expired. Additionally, U.S. Patent Number 8,846,761 are owned by us. U.S. Patent Number 8,846,761 is directed to methods of decreasing a subject’s risk for developing pancreatitis by administering gemcabene and is expected to expire in 2032, absent any patent term extension. Any foreign patent in this family that may issue, is expected to expire in 2031, absent any patent term extension. U.S. Patent No 10,028,926, is directed to methods of decreasing a patient’s risk for developing coronary heart disease or preventing, delaying or reducing the severity of a secondary cardiovascular event by administering gemcabene with a statin. Related patent applications are pending in foreign jurisdictions including Australia, Canada, China, Europe, Japan and Mexico. Any patent that may issue in this family, absent any patent term adjustment or extension, is expected to expire in 2033. U.S. Patent No. 9,849,104 is directed to methods of stabilizing NAFLD or NAS of ≥ 2 or reducing hepatic fibrosis. U.S. Patent No. 9,849,104 is expected to expire in 2036 and the two pending U.S. patent applications, without any extensions will also expire in 2036. Any foreign patent in this family that may issue, is expected to expire in 2036, absent any patent term extension.   In 2017, U.S. patent application 14/942,765 and 14 foreign non-provisional patent applications on methods of large-scale manufacturing for making dicarboxyalkyl ethers, any patent issuing from this patent family is expected to expire in 2035.

In 2017 we also filed two PCT applications one for methods of treating mixed dyslipidemia using gemcabene in combination with statins and treatment of NASH using gemcabene as a monotherapy (PCT/US2016/060837), and the other relating to fixed dose combinations and modified release formulations of gemcabene and statins (PCT/US2016/060849). Two U.S. Patent Applications were filed as continuations of PCT/US2016/060837, U.S. Patent Application Number 15/416,911, now U.S. 9,849,104, is directed to methods of treating NASH by administering gemcabene as a monotherapy, U.S. Patent Application Number 15/424,620, is directed methods for treating Mixed Dyslipidemia by administering gemcabene and a statin, and one divisional U.S. Patent Application Number 15/814,118 directed to other aspects of NASH. With the PCT application, 14 foreign non-provisional applications were filed. Any patent that may issue from these families, absent any patent term adjustment or extension, is expected to expire in 2037.

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

Risks Related to Our Operations, Employee Matters and Managing Growth

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

We recently implemented a reduction in force that may have an adverse impact on our drug development activities, and attrition that may occur following this reduction could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction or be able to implement or benefit from any additional cost containment measures in the future.

In September 2018, our board of directors approved a workforce reduction to reduce costs and conserve cash resources in light of the delay in our Phase 3 trials resulting from the FDA’s request for additional data following the completion of two year carcinogenicity studies conducted in connection with the partial clinical hold on gemcabene. The workforce reduction included 5 employees, which represented approximately 33% of our workforce at such time, and was completed in the fourth quarter of 2018.

The reduction in force, which included two of our executive officers, and any attrition that may occur following this reduction, has resulted in the loss of institutional knowledge and expertise and in the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations and our drug development activities. Our efforts to improve our managerial, operational and financial systems and manage our operations may be made more challenging given the reduction in force. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing these organizational changes.

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

We may need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of March 11, 2019, we had nine full‑time employees and, if we secure additional funding and receive a favorable decision from the FDA regarding our partial clinical hold, we may need to increase our number of employees and the scope of our operations as we further the clinical development of gemcabene beyond Phase 2 trials and continue to operate as a public company. To manage any anticipated development and potential expansion, we must continue to implement and improve our managerial, operational and financial systems, maintain adequate facilities and continue to recruit and train qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day‑to‑day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to manage the expansion of our operations or hire additional personnel. This may result in weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of gemcabene. If our management is unable to effectively manage our expected development and future expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize gemcabene or any future product candidate, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Nasdaq imposes, among other requirements, continued listing standards including minimum bid, public float and stockholders’ equity requirements. The price of our common stock must trade at or above $1.00 to comply with the minimum bid requirement and we must maintain stockholders’ equity of $10 million for continued listing on the Nasdaq Global Market. If our stock trades at closing bid prices of less than $1.00 for a period in excess of 30 consecutive business days or if our stockholders’ equity falls below $10 million, Nasdaq could send a deficiency notice to us for not remaining in compliance with the continued listing standards. Recently, our common stock has traded at closing bid prices below $1.00. If the closing bid price of our common stock fails to meet Nasdaq’s minimum closing bid price requirement for a period in excess of 30 consecutive days, if we fail to meet the shareholder equity requirement, or if we otherwise fail to meet any other applicable requirements of the Nasdaq Global Market and we are unable to regain compliance, Nasdaq may make a determination to delist our common stock. Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors.

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

As of December 31, 2018, our officers, directors, and their respective affiliates had beneficial ownership, in the aggregate, of approximately 17% of our outstanding common stock.

These stockholders, if they act together, may be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Some of these stockholders acquired some or all of their shares of common stock for substantially less than the current trading price of our common stock, and these stockholders may have interests, with respect to their common stock, that are different from yours. In addition, this concentration of ownership might adversely affect the market price of our common stock, have the effect of delaying, deferring or preventing a change of control of our company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to such companies could make our common stock less attractive to investors.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non‑convertible debt during the prior three‑year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

As a public company, and particularly after we are no longer an “emerging growth company” or a “smaller reporting company,” we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the stock exchange upon which our common stock is listed and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time‑consuming and costly. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We are subject to Section 404 of the Sarbanes‑Oxley Act and the related rules of the SEC that generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. However, for so long as we remain an “emerging growth company” as defined in the JOBS Act or a “smaller reporting company”, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies and/or smaller reporting companies, including, but not limited to, for emerging growth companies, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act. Once we are no longer an “emerging growth company” and if our public float is above $75 million as of the last business day of our most recently completed second fiscal quarter or, if before such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

As of December 31, 2018, we had approximately $20.0 million in U.S. federal and state net operating loss carryforwards that we can use in certain circumstances to offset any future taxable income and thus reduce any federal and state income tax liability. The federal net operating losses incurred prior to January 1, 2018 will begin to expire in 2034 if not utilized. Federal net operating losses incurred after December 31, 2017 will not expire. The state net operating losses will begin to expire in 2026. We also had net tax credit carryforwards of $2.6 million and $0.1 million available to reduce future tax liabilities, if any, for U.S. federal and state purposes, respectively. Our ability to utilize these net operating losses and tax credit carryforwards to offset future taxable income and tax liability may be significantly limited if we have experienced or if we experience in the future an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In general, an ownership change will occur if there is a cumulative change in our ownership by “5‑percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three‑year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the corporation’s subsequent use of net operating loss carryovers that arose from pre‑ownership change periods and use of losses that are subsequently recognized with respect to assets that had a built‑in‑loss on the date of the ownership change. The amount of the annual limitation generally equals the value of the corporation immediately before the ownership change multiplied by the long‑term tax‑exempt interest rate (subject to certain adjustments). To the extent that the limitation in a post‑ownership‑change year is not fully utilized, the amount of the limitation for the succeeding year will be increased.

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

If we experience, or have experienced, an ownership change, we may not be able to fully utilize our net operating losses, resulting in additional income taxes and a reduction in our stockholders’ equity. As described below, tax reform legislation has significantly revised the rules applicable to the utilization of net operating losses for tax years either beginning or ending after January 1, 2018.

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

Stockholders

On March 11, 2019, we had 14,265,411 shares of common stock outstanding and 49 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees. The transfer agent and registrar for our common stock is Computershare, Inc.

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

ITEM 6.SELECTED FINANCIAL DATA

We have derived the following selected statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected balance sheet data as of December 31, 2018 and 2017 from our audited financial statements included elsewhere in this Report. We have derived the following selected statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected balance sheet data as of December 31, 2016, 2015 and 2014 from audited financial statements that are not included in this Report.

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

Statements of Operations Data:	Year Ended
	December 31,
	2018	2017	2016	2015	2014
Operating expenses:
General and administrative	$8,493	$10,438	$5,956	$3,177	$214
Research and development	14,312	22,686	8,740	3,991	52
Acquired in–process research and development	—	—	—	908	—
Total operating expenses	22,805	33,124	14,696	8,076	266
Loss from operations	(22,805)	(33,124)	(14,696)	(8,076)	(266)
Interest (expense) income	(654)	(286)	114	(762)	(55)
Loss on convertible note extinguishment	—	—	—	(198)	—
Other (expense) income	(178)	(5)	(4)	7	1
Loss before income taxes	(23,637)	(33,415)	(14,586)	(9,029)	(320)
Provision (benefit) for income taxes	—	—	—	—	—
Net loss	(23,637)	(33,415)	(14,586)	(9,029)	(320)
Other comprehensive loss, net of tax	—	—	—	—	—
Comprehensive loss	$(23,637)	$(33,415)	$(14,586)	$(9,029)	$(320)
Net loss	$(23,637)	$(33,415)	$(14,586)	$(9,029)	$(320)
Adjustment to redemption value on Series A convertible preferred stock	—	—	(366)	(2,968)	—
Premium upon substantial modification of convertible notes with certain stockholders	—	—	—	(1,047)	—
Net loss attributable to common stockholders	$(23,637)	$(33,415)	$(14,952)	$(13,044)	$(320)
Net loss per share:
Basic and diluted	$(1.71)	$(3.23)	$(2.57)	$(4.54)	$(0.21)
Number of shares used in per share calculations:
Basic and diluted (1)	13,805,552	10,349,136	5,809,396	2,875,053	1,521,703

Balance Sheet Information:	Year Ended
	December 31,
	2018	2017	2016	2015	2014

Cash and cash equivalents	$18,954	$18,473	$24,033	$3,620	$317
Total assets	19,694	19,017	24,754	4,490	330
Convertible notes (including premium conversion derivative)	—	—	—	6,769	810
Term loan (long-term portion)	—	8,683	—	—	—
Total liabilities	11,920	15,076	4,122	8,917	861
Series A convertible preferred stock	—	—	—	7,953	—
Accumulated deficit	(84,111)	(60,474)	(27,059)	(12,392)	(584)
Total stockholders’ equity (deficit)	7,774	3,941	20,632	(12,380)	(531)

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

Overview

We are a clinical‑stage biopharmaceutical company focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life threatening cardiovascular disease, including orphan indications, as well as nonalcoholic fatty liver disease (NAFLD/NASH). Our therapeutic compound, gemcabene, has been tested as monotherapy and in combination with statins and other drugs in over 1,100 subjects, which we define as healthy volunteers and patients, across 25 Phase 1 and Phase 2 clinical trials and has demonstrated promising evidence of efficacy, safety and tolerability.

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

To date, our primary activities have been conducting research and development activities, planning and conducting clinical trials, performing business and financial planning, recruiting personnel and raising capital. We do not have any products approved for sale and have not generated any revenue. We do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve gemcabene and we successfully commercialize gemcabene. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Our net losses were $23.6 million, $33.4 million and $14.6 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $84.1 million. Our net losses may fluctuate significantly from quarter‑to‑quarter and year‑to‑year, depending on the timing of our preclinical studies, clinical trials and our expenditures on other research and development activities.

We have funded our operations to date primarily through the issuance and sale of common stock and warrants in public offerings and a private placement, the proceeds of our term loan facility with Silicon Valley Bank (the “Term Loan”) which we prepaid in full on January 28, 2019, and, prior to our IPO, the issuance of preferred stock and convertible notes. As of December 31, 2018, we had cash and cash equivalents of $19.0 million.

Key Developments

Clinical and Research Program Updates

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

An investigator initiated pediatric NAFLD trial was begun in the fourth quarter of 2017 to study gemcabene in adolescents 12-17 years old. The study enrolled six patients and in August 2018, the Data Safety Monitoring Board (DSMB) halted the trial early due to “unanticipated problems” in the first three patients. Specifically, the primary efficacy endpoint of ALT increased beyond baseline levels in two of these three patients. In addition, all three patients had an increase in the secondary endpoint of liver fat fraction as measured by MRI-PDFF. All patients gained weight and had increased TGs during study treatment, in contrast to data in other gemcabene trials. Patient compliance was compromised as assessed by unused tablets and blood drug levels. Three observations were reported as AEs considered related to gemcabene. No events were reported as SAEs. The risk for increased liver fat with gemcabene treatment is unknown at this time. The patients will be monitored for 12 months post-final dose. We intend to work closely with the physicians and other KOLs to identify potential reasons for the unanticipated problems in the pediatric NAFLD study but cannot assure you that it will be possible to determine the reasons for the unexpected problems.

A Phase 2 proof-of-concept trial treating FPL patients for 24 weeks is being conducted in an investigator-initiated study at the University of Michigan and was initiated in early 2018. In the third quarter, the primary investigator and DSMB for this trial reviewed the data from the pediatric trial as well interim data from the FPL trial and decided to continue the FPL trial. The trial was fully enrolled in the fourth quarter of 2018 and top-line data, including MRI-PDFF, is expected in the second quarter of 2019.

As announced in the third quarter of 2018, we completed and submitted to the FDA the results from our two year rodent carcinogenicity studies. These studies were submitted as part of a request for the FDA to remove the partial clinical hold that prevents us from conducting human studies of gemcabene that are greater than six months in duration. In response to our submission, the FDA did not lift the hold and requested that we provide additional data, including two preclinical studies, namely, a subchronic (13 week) study of gemcabene in PPARα knock-out mice and a study of gemcabene in in vitro PPAR transactivation assays using monkey and canine PPAR isoforms. We are working to complete studies requested by the FDA and expect to submit this additional data to the FDA in the fourth quarter of 2019. In addition, the FDA informed us that an End of Phase 2 (EOP2) meeting to reach an agreement on the design of Phase 3 registration and long term safety exposure trials for our target indications in dyslipidemia would not take place until the partial clinical hold is lifted.

Pfizer License Agreement

In the third quarter of 2018, we announced that our gemcabene in-licensing agreement with Pfizer was renegotiated providing three additional years to for us to achieve our first commercial sale, by April 2024. See “—Contractual Obligations and Commitments—Pfizer Agreement” below.

Workforce Reduction

In September 2018, our board of directors approved a workforce reduction to reduce costs and conserve cash resources in light of the FDA’s request for additional data described above and the resulting delay in our Phase 3 trials. The workforce reduction includes 5 employees, which represented approximately 33% of our workforce at such time, and was completed in the fourth quarter of 2018. We recorded severance related charges totaling approximately $1.6 million, which includes cash severance payments of approximately $0.5 million, a non-cash charge of approximately $1.1 million related to the accelerated vesting of outstanding stock options for certain affected employees, and $30,000 for continued health insurance coverage. We may incur additional costs not currently contemplated due to events associated with or resulting from the workforce reduction.

Review of Strategic Alternatives

In December 2018, we announced that our Board of Directors established a committee to oversee a review of strategic alternatives focused on maximizing stockholder value and that we had engaged Ladenburg Thalmann & Co. Inc. to act as our strategic financial advisor in this process. Despite undertaking this process, we may not be successful in completing a transaction, and, even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value.

SVB Loan Repayment

In January 2019, we prepaid in full all outstanding indebtedness under our Loan Agreement with SVB. See “—Contractual Obligations and Commitments—Term Loan” below.

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

General and Administrative

General and administrative expenses consist primarily of personnel‑related costs, including salaries and share‑based compensation costs, for personnel in functions not directly associated with research and administrative activities. Other significant costs include legal fees relating to intellectual property and corporate matters and professional fees for accounting and other services. We anticipate our general and administrative expenses will continue to trend below comparable prior period levels in the near future as a result of reduced research and development activities, as we work to resolve the six-month clinical hold by the FDA.

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

We anticipate our research and development expenses will continue to trend below comparable prior period levels in the near future as a result of reduced research and development activities, as we work to resolve the six-month clinical hold by the FDA. We expect that gemcabene will have higher development costs during its later stages of clinical development, as compared to costs incurred during its earlier stages of development, primarily due to the increased size and duration of the later‑stage clinical trials, so we expect our research and development expenses to continue to trend significantly above comparable prior period levels in the future as we continue to conduct preclinical studies and clinical trials for gemcabene and potentially develop other product candidates. However, it is difficult to determine with certainty the duration, costs and timing to complete our current or future preclinical programs and clinical trials of gemcabene. The duration, costs and timing of clinical trials and development of gemcabene will depend on a variety of factors that include, but are not limited to, the following:

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

Interest (Expense) Income

In 2018 and 2017, Interest (expense) income consists of cash and non-cash interest expense attributed to our Term Loan based on the prime rate in effect, as well as cash interest income from our cash and cash equivalents. In 2016, interest (expense) income largely consists of non-cash activity related to certain convertible notes issued by us prior to the IPO and the underlying conversion derivative related to such notes, and cash interest earnings from cash and cash equivalents. The notes we issued had an annual interest rate of 8%, with some notes compounding interest daily and others compounding annually. The principal and accrued and unpaid interest on the convertible notes converted into common stock immediately prior to the closing of the IPO.

We continued to incur cash and non-cash interest expense related to our Term Loan through the prepayment of the Term Loan on January 28, 2019. We also expect to earn interest income from the investment of our cash and cash equivalents in future periods.

Other (Expense) Income

Other (expense) income relates to non-operating transaction costs associated with our previously-announced review of strategic alternatives and to foreign currency exchange gains and losses. Foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. Foreign currency gains and losses may continue to fluctuate in the future due to changes in foreign currency exchange rates.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, there is no provision for income taxes, as we have incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets as of December 31, 2018 and December 31, 2017.

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our operating results for the periods indicated:

	For the Year Ended
	December 31,
	2018	2017	Change

	(in thousands)
Operating expenses:
General and administrative	$8,493	$10,438	$(1,945)
Research and development	14,312	22,686	(8,374)
Total operating expenses	22,805	33,124	(10,319)
Loss from operations	(22,805)	(33,124)	10,319
Interest (expense) income	(654)	(286)	(368)
Other expense	(178)	(5)	(173)
Loss before income taxes	(23,637)	(33,415)	9,778
Provision (benefit) for income taxes	—	—	—
Net loss	$(23,637)	$(33,415)	$9,778

General and Administrative

General and administrative expenses for the year ended December 31, 2018 were $8.5 million compared to $10.4 million for the year ended December 31, 2017.  The $1.9 million decrease in expenses from the comparable year in 2017 was largely the result of higher separation costs in the 2017 period when compared to 2018. We incurred separation costs during the year ended December 31, 2017 for our former chief executive officer totaling $0.5 million of cash compensation and $2.1 million of non-cash share-based compensation expense resulting from the acceleration of stock option vesting. In the 2018 period, general and administrative costs in connection with a reduction-in-force totaled $0.2 million of cash compensation and $0.4 million of non-cash share-based compensation expense resulting from the acceleration of stock option vesting, partially offsetting the overall expense decrease period over period. General and administrative expenses included $2.4 million and $4.1 million in share‑based compensation expense during the year ended December 31, 2018 and 2017, respectively. Timing of costs related to infrastructure supporting our ongoing clinical trials and public company requirements, focused primarily on personnel costs and professional services, were the other primary drivers of the activity during both annual periods in 2018 and 2017.

Research and Development

Research and development expenses for the year ended December 31, 2018 were $14.3 million compared to $22.7 million for the year ended December 31, 2017. The $8.4 million decrease was primarily attributable to reduced clinical trial activities in 2018 compared to 2017. The overall decrease period over period was partially offset by separation costs recorded as research and development expenses in connection with the September 2018 reduction-in-workforce, that was completed in the fourth quarter 2018, totaling $0.3 million of cash compensation and $0.7 million of non-cash share-based compensation expense resulting from the acceleration of stock option vesting with no comparable separation costs recorded as research and development expenses in the prior year period. Research and development expenses included $1.8 million and $1.2 million in share‑based compensation expense during the year ended December 31, 2018 and 2017, respectively.

Interest (Expense) Income

Interest (expense) income for the year ended December 31, 2018 was $(0.7) million compared to $(0.3) million for the year ended December 31, 2017. Interest (expense) income during the year ended December 31, 2018 included interest expense in connection with our Term Loan, offset in part by interest income of $0.2 million earned from proceeds received from the IPO, Private Placement and Term Loan that were held in short term, highly liquid money market accounts. Interest (expense) income during the year ended December 31, 2017 included interest expense in connection with our Term Loan, offset in part by interest income of $42,000 earned from proceeds received from the IPO, Private Placement and Term Loan that were held in short term, highly liquid money market accounts.

Other (Expense) Income

Other (expense) income for the year ended December 31, 2018 comprises non-operating transaction costs associated with our previously announced review of strategic alternatives in the amount of $0.2 million, and $1,000 related to foreign currency exchange net losses. Other (expense) income for the year ended December 31, 2017 comprised of foreign currency exchange net losses.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, there is no provision for income taxes, as we have incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets as of December 31, 2018 and December 31, 2017.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our operating results for the periods indicated:

	For the Year Ended
	December 31,
	2017	2016	Change
	(in thousands)
Operating expenses:
General and administrative	$10,438	$5,956	$4,482
Research and development	22,686	8,740	13,946
Total operating expenses	33,124	14,696	18,428
Loss from operations	(33,124)	(14,696)	(18,428)
Interest income (expense)	(286)	114	(400)
Other (expense) income	(5)	(4)	(1)
Loss before income taxes	(33,415)	(14,586)	(18,829)
Provision (benefit) for income taxes	—	—	—
Net loss	$(33,415)	$(14,586)	$(18,829)

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

Interest Income (Expense)

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

Liquidity and Capital Resources

Capital Resources

As of December 31, 2018, our principal sources of liquidity consisted of cash and cash equivalents of approximately $19.0 million. Our cash and cash equivalents are invested in cash deposits and money market accounts. See “Contractual Obligations and Commitments—Term Loan” below regarding our prepayment of all outstanding indebtedness under the Term Loan subsequent to year end.

We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We have funded our operations to date primarily through the issuance and sale of common stock and warrants in public offerings and a  private placement, proceeds from our term loan facility with Silicon Valley Bank, which we prepaid in full on January 28, 2019, and, prior to our IPO, the issuance of preferred stock and convertible notes in private placements.

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

•

On July 24, 2017, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB). The Loan Agreement established a term loan facility in the aggregate principal amount of up to $15.0 million (the Term Loan) to be funded in several tranches. We drew $10.0 million under the Loan Agreement on July 24, 2017. The Term loan was repaid effective January 28, 2019. See “—Contractual Obligations and Commitments—Term Loan” below for a description of the repayment terms and certain other material terms of the Loan Agreement.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(21,911)	$(26,901)	$(11,043)
Net cash provided by (used in) investing activities	—	—	—
Net cash provided by financing activities	22,392	21,341	31,456
Net increase (decrease) in cash	$481	$(5,560)	$20,413

Cash Flow from Operating Activities

For the year ended December 31, 2018, cash used in operating activities of $21.9 million was attributable to a net loss of $23.6 million adjusted by $4.1 million in share‑based compensation, non-cash interest expense of $0.3 million, and a net change of $2.8 million in our net operating assets and liabilities. The change in operating assets and liabilities was primarily attributable to a decrease in our accounts payable and accrued liabilities and by an increase in prepaid expenses associated with fluctuations in our operating activities.

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

Cash Flow from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2018 of $22.4 million related primarily to proceeds received from our Follow-On Offering in the first quarter of 2018 of $23.1 million, net of discounts, commissions and other costs totaling $2.1 million, and to repayment of Term Loan principal in the amount of $0.7 million.

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

Liquidity and Capital Resource Requirements

We had $9.3 million of principal outstanding under our Term Loan with SVB on December 31, 2018. See “—Contractual Obligations and Commitments—Term Loan” below for a description of certain material terms of the Loan Agreement and our prepayment of the Term Loan subsequent to year end.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Similar to the restrictions described below under our Loan Agreement, additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development, future commercialization efforts, or grant rights to develop and market gemcabene that we would otherwise prefer to develop and market ourselves.

We believe our cash on hand will be sufficient to fund operations into the third quarter of 2019, but we will need to raise additional capital to continue to fund the further development of gemcabene and our operations thereafter, including submission of the additional information requested by the FDA to lift the partial clinical hold. Our business and the development of gemcabene is subject to numerous uncertainties, and we have based these estimates on assumptions that may prove to be substantially different than we currently anticipate and could use our cash resources sooner than we expect. Additionally, the process of advancing early‑stage product candidates and testing product candidates in clinical trials is costly, and the timing of progress in these clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure that we will ever be profitable or generate positive cash flow from operating activities.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans.

We anticipate that our near-term expenses will continue to be below comparable period levels as we work to have the six-month clinical hold by the FDA removed, then if successful, expect our expenses will increase substantially as we:

•	continue clinical trials for gemcabene and for any other product candidate in our future pipeline;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	contract to manufacture our product candidates;
•	establish on our own or with partners, a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional staff, including clinical, scientific, operational and financial personnel, to execute our business plan;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts;
•	continue to pursue strategic alternatives to maximize stockholder value; and
•	continue to operate as a public company.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018, which represent material expected or contractually committed future obligations. Please see “—Term Loan” below regarding our prepayment of the Term Loan subsequent to year end.

	Payments Due by Period
	Less than 1 year	1–3 Years	3–5 Years	More than 5 years	Total
	(in thousands)
Term loan	$4,826	$5,949	$—	$—	$10,775
Facility lease	71	—	—	—	71
Total	$4,897	$5,949	$—	$—	$10,846

Term Loan

On July 24, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) for a term loan of up to $15.0 million (the “Term Loan”), subject to funding in several tranches. Certain provisions of the Loan Agreement were conditioned on a pre-clinical event occurring by July 31, 2018. “Pre-clinical event” meant the receipt by SVB of a written electronic communication from our chief executive officer or chief financial officer, together with supporting documentation from the FDA, that the FDA lifted the partial clinical hold with respect to clinical trials of longer than six months in duration for gemcabene. A pre-clinical event had not occurred as of July 31, 2018 and, on such date, the Company and SVB amended the Loan Agreement (as amended, the “Loan Agreement”).

The Company drew the initial tranche of $10.0 million on July 24, 2017. Following the amendment, a third tranche of $5.0 million was available through November 30, 2018 conditioned on the occurrence of certain events and was not drawn by the Company.

Under the Loan Agreement, if a pre-clinical event did not occur on or prior to September 30, 2019 or, if at any time prior to a pre-clinical event, the Company’s unrestricted cash balance at SVB was less than $18.0 million, the Company was required to either (i) provide cash security and maintain a cash balance in a restricted account at SVB in an amount not less than 100% of the amounts owed by the Company to SVB or (ii) prepay the Term Loan, including certain fees, in its entirety.

All amounts advanced under the Term Loan were scheduled to mature on February 1, 2021 and had an interest-only monthly payment period through November 1, 2018, which could have been extended to February 1, 2019 upon the occurrence of both a positive clinical trial event and a pre-clinical event.  A pre-clinical event did not occur prior to November 1, 2018 and, accordingly, we began making monthly payments of principal and interest on such date. Interest accrued on the unpaid principal balance at a floating per annum rate equal to the prime rate, except that, following an event of default, interest would accrue at a rate up to 5% above the rate that is otherwise applicable. Our obligations under the Loan Agreement could be accelerated by SVB upon the occurrence of an event of default, including customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants, bankruptcy or related defaults, defaults on certain other indebtedness, defaults under certain other agreements, the imposition of judgments or penalties, the material inaccuracy of representations or warranties, material adverse changes and revocations of government approvals.

Subject to certain exceptions, the Loan Agreement contained certain covenants prohibiting us from, among other things: (a) disposing of our properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in by us or reasonably related thereto; (d) engaging in business combinations or acquisitions or permitting or suffering any change in control; (e) incurring any additional indebtedness; (f) allowing any lien or encumbrance on any of our property; (g) paying any dividends or distributions; (h) entering into transactions with affiliates; and (i) making payment on subordinated debt.

In addition, we issued a warrant to purchase 36,000 shares of our common stock at an exercise price of $7.47 per share to SVB on July 31, 2018 in connection with the first amendment under the Loan Agreement. The warrant is immediately exercisable and has a term of ten years. The exercise price and number and type of shares underlying the warrant are subject to adjustment upon specified events, including any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein. The warrant contains a “cashless exercise” feature that allows SVB to exercise the warrant without a cash payment to the Company, on a net issuance basis, based upon the fair market value of the Company’s common stock.

The Loan Agreement required us to pay the following fees: (i) upon the maturity, acceleration or prepayment of the Term Loan, a final payment fee of 10% of the funded principal amount of the Term Loan, (ii) a success fee of 3.5% of the funded principal amount of the Term Loan upon the occurrence of certain contingent events as defined in the Loan Agreement (described below), and (iii) upon termination of the Loan Agreement prior to the maturity date for any reason, a prepayment fee equal to 2% (if such prepayment occurs prior to July 31, 2019) or 1% (if such prepayment occurs thereafter) of the funded principal amount of the Term Loan.

We were in compliance with the Loan Agreement covenants as of December 31, 2018.

On January 25, 2019, we agreed to prepay in full all outstanding indebtedness under Loan Agreement which prepayment was effective January 28, 2019. Upon payoff, any unfunded commitments to make credit extensions or financial accommodations to us terminated, and all security interests and other liens granted to or held by SVB as security for the obligations were terminated and automatically released, except those that were specified as surviving termination.

As of the date of payment, we had approximately $8.9 million in outstanding borrowings and approximately $1.0 million in outstanding interest and fees under the Loan Agreement, including the final payment fee equal to 10% of the original aggregate principal amount of the Term Loan funded by SVB and drawn by us, which were repaid in full at the time of payment. The obligations, liabilities, covenants, and terms that are expressly specified in the Loan Agreement and any other related loan and collateral security documents issued by us to SVB in connection with the transaction evidenced by the Loan Agreement as surviving termination shall continue to survive notwithstanding the payment, including without limitation, our indemnity obligations and our obligation to pay to SVB a success fee of 3.5% of the funded principal amount of the Term Loan in the event any of the following occur on or before 5:00 PM, Eastern time, on July 24, 2024: (a) we receive FDA approval for any new drug application for gemcabene, (b) a sale or other transfer of all or substantially all of our assets occurs, (c) a merger or consolidation of the Company with or into another person or entity occurs where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor immediately following such transaction or (d) any sale by the holders of our outstanding voting equity securities where such holders do not continue to hold at least a majority of our issued and outstanding voting equity securities immediately following the consummation of such transaction. In addition, the warrant to purchase 36,000 shares (subject to adjustment) our common stock dated as of July 31, 2018 between us and SVB will remain outstanding and exercisable in accordance with its terms.

Facility Lease

In May 2016, we entered into a non-cancellable facility lease commencing August 1, 2016. The term of the agreement is three years with an initial monthly base rent of approximately $8,400 and increasing to approximately $8,900 during the last year of the lease agreement.

Pfizer Agreement

We entered into an exclusive license agreement for the clinical product candidate gemcabene with Pfizer Inc. (Pfizer) in April 2011, which was subsequently amended and restated in August 2018 (as so amended, the “Pfizer Agreement”). The Pfizer Agreement grants us certain patent rights and a non-exclusive royalty bearing right and license to certain related data to make, use, develop, commercialize, import and otherwise exploit the clinical product candidate gemcabene. Pfizer retains the right to make, use and import gemcabene solely for internal research purposes.

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

The Pfizer Agreement will expire upon expiration of the last Royalty Term. On expiration (but not earlier termination), we will have a perpetual, exclusive, fully paid-up, royalty-free license under the licensed patent rights and related data to make, use, develop, commercialize, import and otherwise exploit the clinical product candidate gemcabene. Either party may terminate the Pfizer Agreement for the other party’s material breach following a cure period or immediately upon certain insolvency events relating to the other party. Pfizer may immediately terminate the Pfizer Agreement in the event that (i) we or any of our affiliates or sublicenses contest or challenge, or support or assist any third party to contest or challenge, Pfizer’s ownership of or rights in, or the validity, enforceability or scope of any of the patents licensed under the Pfizer Agreement or (ii) we or any of our affiliates or sublicensees fail to achieve the first commercial sale in at least one country by April 16, 2024. Furthermore, upon termination of the Pfizer Agreement by Pfizer for any of the foregoing reasons, we grant Pfizer a non-exclusive, fully paid-up, royalty free, worldwide, transferrable, perpetual and irrevocable license to use any intellectual property rights arising from the development or commercialization of gemcabene by us and any trademarks identifying gemcabene and agree to transfer regulatory filings and approvals to Pfizer or permit Pfizer to cross-reference and rely on such regulatory filings and approvals for gemcabene.  We may terminate the License Agreement for convenience upon 90 days’ written notice and payment of an early termination fee.

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

Since incorporation, we have filed U.S. federal and Michigan state income tax returns. Our deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards, acquired intangibles and tax credit carryforwards and were recorded using enacted tax rates expected to be in effect in the years in which these temporary differences are expected to be utilized. As of December 31, 2018, the tax effect of our federal and state net operating loss carryforwards was approximately $4.2 million and $0.9 million, respectively, and our federal and state research and development credit carryforwards were $2.6 million and $0.1 million, respectively. As of December 31, 2017, the tax effect of our federal and state net operating loss carryforwards was approximately $2.8 million and $0.6 million, respectively, and our federal and state research and development credit carryforward were $1.9 million and $45,000, respectively.  The federal net operating loss incurred prior to January 1, 2018 and tax credit carryforwards will begin to expire in 2034 if not utilized. Federal net operating losses incurred after December 31, 2017 will not expire. The state net operating loss carryforwards will begin to expire in 2026, if not utilized, and the state research credit carryforwards will begin to expire in 2023 if not utilized. Recent tax reform legislation has significantly revised the rules applicable to the utilization of net operating losses for tax years either beginning or ending after January 1, 2018.

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

The estimated grant‑date fair value of our share‑based awards was calculated using Black‑Scholes option‑pricing model, based on the following assumptions for the following periods presented:

	Year Ended
	December 31,
	2018	2017	2016

Expected stock price volatility	66.3%	65.8%	71.447%
Expected life of options (years)	5.8	5.9	6.02
Expected dividend yield	0%	0%	0%
Risk free interest rate	2.7%	2.0%	1.2%

If any of the assumptions used in the Black‑Scholes option‑pricing model change significantly, share‑based compensation for future awards may differ materially compared with the awards granted previously.

For 2018, 2017 and 2016, share‑based compensation was $4.1 million, $5.3 million and $1.7 million, respectively. As of December 31, 2018, we had unrecognized share‑based compensation expense totaling $3.9 million.

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

Related Party Transactions

See Note 14 — “Related Party Transactions” included in “Item 8 — Financial Statements and Supplementary Data” in this Report regarding the impact of certain related party transactions with respect to facility rent and financing activity.

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

Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Gemphire Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gemphire Therapeutics Inc. (the Company) as of December 31, 2018 and 2017, the related statements of comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Detroit, Michigan
March 15, 2019

Gemphire Therapeutics Inc.

Balance Sheets

(in thousands, except share amounts and par value)

	December 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$18,954	$18,473
Prepaid expenses	715	490
Deferred offering costs	—	21
Other assets	17	25
Total current assets	19,686	19,009
Deposits	8	8
Total assets	$19,694	$19,017
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,044	$4,025
Accrued liabilities	438	1,010
Term loan - current portion	9,437	1,355
Total current liabilities	11,919	6,390
Long-term liabilities:
Term loan	—	8,683
Other liabilities	1	3
Total liabilities	11,920	15,076
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2018 and 2017, no shares issued or outstanding as of December 31, 2018 and 2017.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of December 31, 2018 and 2017, 14,265,411 and 10,633,042 shares issued and outstanding at December 31, 2018 and 2017, respectively.	22	18
Additional paid–in capital	91,863	64,397
Accumulated deficit	(84,111)	(60,474)
Total stockholders’ equity	7,774	3,941
Total liabilities and stockholders’ equity	$19,694	$19,017

See accompanying notes.

Gemphire Therapeutics Inc.

Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2018	2017	2016
Operating expenses:
General and administrative	$8,493	$10,438	$5,956
Research and development	14,312	22,686	8,740
Total operating expenses	22,805	33,124	14,696
Loss from operations	(22,805)	(33,124)	(14,696)
Interest (expense) income	(654)	(286)	114
Other expense	(178)	(5)	(4)
Loss before income taxes	(23,637)	(33,415)	(14,586)
Provision (benefit) for income taxes	—	—	—
Net loss	(23,637)	(33,415)	(14,586)
Other comprehensive loss, net of tax	—	—	—
Comprehensive loss	$(23,637)	$(33,415)	$(14,586)
Net loss	$(23,637)	$(33,415)	$(14,586)
Adjustment to redemption value on Series A convertible preferred stock	—	—	(366)
Net loss attributable to common stockholders	$(23,637)	$(33,415)	$(14,952)
Net loss per share:
Basic and diluted (Note 10)	$(1.71)	$(3.23)	$(2.57)
Number of shares used in per share calculations:
Basic and diluted	13,805,552	10,349,136	5,809,396

See accompanying notes.

Gemphire Therapeutics Inc.

Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid–In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance January 1, 2016	745,637	$7,953	3,758,488	$12	$—	$(12,392)	$(12,380)

Redemption value adjustment — Series A preferred stock	—	366	—	—	(285)	(81)	(366)
Conversion of Series A preferred stock to common stock	(745,637)	(8,319)	827,205	1	8,318	—	8,319
Separation of convertible note beneficial conversion feature upon contingency resolution	—	—	—	—	372	—	372
Conversion of convertible notes to common stock	—	—	1,656,807	1	11,444	—	11,445
Issuance of common stock from offering	—	—	3,027,755	3	30,275	—	30,278
Issuance costs of offering	—	—	—	—	(4,168)	—	(4,168)
Share–based compensation — employee	—	—	—	—	1,498	—	1,498
Share–based compensation — non–employee	—	—	—	—	220	—	220
Net loss	—	—	—	—	—	(14,586)	(14,586)
Balance at December 31, 2016	—	$—	9,270,255	$17	$47,674	$(27,059)	$20,632

Issuance of common stock from private placement	—	—	1,324,256	1	8,978	—	8,979
Issuance of detachable stock warrants in connection with private placement	—	—	—	—	3,562	—	3,562
Issuance costs of private placement	—	—	—	—	(1,287)	—	(1,287)
Exercise of stock options	—	—	23,531	—	41	—	41
Exercise of warrants	—	—	15,000	—	156	—	156
Share–based compensation — employee	—	—	—	—	5,244	—	5,244
Share–based compensation — non–employee	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	(33,415)	(33,415)
Balance at December 31, 2017	—	$—	10,633,042	$18	$64,397	$(60,474)	$3,941

Issuance of common stock from follow-on public offering	—	—	3,592,858	4	25,146	—	25,150
Issuance costs of follow-on public offering	—	—	—	—	(2,091)	—	(2,091)
Warrant issuance	—	—	—	—	196	—	196
Exercise of stock options	—	—	39,511	—	84	—	84
Share–based compensation — employee	—	—	—	—	4,128	—	4,128
Share–based compensation — non–employee	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	(23,637)	(23,637)
Balance at December 31, 2018	—	$—	14,265,411	$22	$91,863	$(84,111)	$7,774

See accompanying notes.

Gemphire Therapeutics Inc.

Statements of Cash Flows

(in thousands)

	For the Year Ended
	December 31,
	2018	2017	2016
Operating activities
Net loss	$(23,637)	$(33,415)	$(14,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,131	5,273	1,718
Non-cash interest on convertible notes to related parties	—	—	145
Non-cash interest on convertible notes	—	—	256
Non-cash discount amortization on convertible notes to related parties	—	—	(17)
Non-cash discount amortization on term loan and convertible notes	346	137	(276)
Revaluation of premium conversion derivative	—	—	(850)
Non-cash interest upon conversion of convertible notes	—	—	649
Change in assets and liabilities:
Prepaid expenses and other assets	(196)	198	(55)
Accounts payable	(1,981)	2,007	1,477
Accrued and other liabilities	(574)	(1,101)	496
Net cash used in operating activities	(21,911)	(26,901)	(11,043)
Investing activities
Net cash provided by (used in) investing activities	—	—	—
Financing activities
Proceeds from issuance of term loan and convertible notes	—	10,000	2,651
Proceeds from issuance of convertible notes to related parties	—	—	2,500
Issuance costs related to term loan and convertible notes	(10)	(89)	(10)
Repayment of principal	(741)	—	—
Exercise of stock options	84	41	—
Exercise of warrants	—	156	—
Proceeds from sale of common stock and warrants	25,150	12,541	30,278
Offering costs	(2,091)	(1,287)	(3,963)
Deferred offering costs	—	(21)	—
Net cash provided by financing activities	22,392	21,341	31,456
Net increase (decrease) in cash and cash equivalents	481	(5,560)	20,413
Cash and cash equivalents at beginning of period	18,473	24,033	3,620
Cash and cash equivalents at end of period	$18,954	$18,473	$24,033
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$488	$291	$—
Supplemental non-cash financing transactions:
Conversion of Series A preferred stock to common stock	$—	$—	$8,319
Conversion of convertible notes to common stock	$—	$—	$11,445
Issuance of warrants in connection with term loan	$196	$—	$—
Redemption value change of Series A preferred stock	$—	$—	$366
Bifurcation of premium conversion derivative related to convertible notes	$—	$—	$505
Separation of beneficial conversion feature associated with convertible notes	$—	$—	$372
Offering costs in other assets paid in prior year	$—	$—	$205
Issuance costs in accounts payable and accrued liabilities	$—	$10	$—

See accompanying notes.

Gemphire Therapeutics Inc.

Notes to Financial Statements

1. The Company and Basis of Presentation

The Company, headquartered in Livonia, Michigan, is a clinical‑stage biopharmaceutical entity focused on developing and commercializing therapies for the treatment of dyslipidemias as well as NAFLD/NASH with an initial focus on orphan indications including HoFH, FCS, and FPL. The Company’s primary activities to date have been conducting research and development activities, planning and conducting clinical trials, performing business and financial planning, recruiting personnel and raising capital. The Company is subject to certain risks, which include the need to research, develop, and clinically test potentially therapeutic products, initially one product candidate gemcabene (also known as CI‑1027); obtain regulatory approval for its products and commercialize them around the world, if approved; expand its management scientific staff; finance its operations; and find collaboration partners to further advance development and commercial efforts.

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

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

per share amounts contained in the financial statements were retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company adopted Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) effective December 31, 2016, which requires the Company to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements.

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2018, the Company had an accumulated deficit of $84.1 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $19.0 million at December 31, 2018 are not sufficient to fund the Company's current operating plan for at least twelve months after the date the consolidated financial statements are issued. See “Contractual Obligations and Commitments—Term Loan” below regarding our prepayment of all outstanding indebtedness under the Term Loan subsequent to year end. We have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, the Food and Drug Administration (FDA) or other regulatory authorities approve gemcabene and we successfully commercialize gemcabene. Until such time, if ever, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds and there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of gemcabene. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

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

Convertible Preferred Stock

On March 31, 2015, the Company issued 745,637 shares of Series A convertible preferred stock (the Series A preferred stock). On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Series A preferred stock,

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

together with accrued dividends thereon, converted into 827,205 shares of common stock. The Series A preferred stock prior to conversion was classified outside of permanent equity, in mezzanine equity, on the Company’s balance sheet. The Company initially records preferred stock that may be redeemed at the option of the holder, or based on the occurrence of events outside of the Company’s control, at the value of the proceeds received. Subsequently, if it is probable that the preferred stock will become redeemable, the Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying amount of the instrument to equal the redemption value at the end of each reporting period. If it is not probable that the preferred stock will become redeemable, the Company does not adjust the carrying value. In the absence of retained earnings, these charges are recorded against additional paid‑in‑capital, if any, and then to accumulated deficit.  As a result of their conversion to common stock on August 10, 2016 as described above, no shares of Series A preferred stock were outstanding as of December 31, 2018 and 2017.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

payment awards require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company has adopted this standard on January 1, 2018 and it did not have a material impact on the Company’s financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), that codified the SEC Staff Accounting Bulletin 118 (SAB 118) issued on December 22, 2017, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete, but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its financial statements and it did not have an impact on the Company’s financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2017 and July 2018. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company plans to adopt the standard on January 1, 2019, and will apply the modified retrospective approach to each lease in existence at the adoption date. As such, the Company would not restate comparative periods and would recognize any cumulative adjustment to retained earnings on the date of the adoption. The Company plans to elect the package of practical expedients provided under the standard. The Company is in the process of completing an impact analysis over the application of the standard as of the planned adoption date. The Company expects to recognize a range of approximately $0.1 million to $0.2 million of lease assets and liabilities on the balance sheet as of January 1, 2019. The new standard is not expected to have a material impact on the Company's statements of comprehensive loss or statements of cash flows. The finalization of our assessment may result in significant changes to our estimates.

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

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

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

3. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2018	2017
Accrued compensation and other payroll liabilities	$137	$306
Legal costs	106	91
Accrued interest	43	38
Other research and development expenses	135	522
Other general and administrative expenses	17	53
Total	$438	$1,010

On September 18, 2018, the Company’s Board of Directors approved a workforce reduction involving 5 employees (or 33% of the workforce at that time) to lower costs and conserve cash resources in light of the previously announced request by the FDA for additional pre-clinical data. $0.1 million of unpaid severance costs related to the workforce reduction remained in accrued liabilities as of December 31, 2018 and is included in accrued compensation and other payroll liabilities.

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

4. Debt

Term Loan

On January 25, 2019, the Company agreed to prepay in full all outstanding indebtedness under the Loan and Security Agreement (the Original Loan Agreement) with Silicon Valley Bank (SVB) dated July 24, 2017 (the “Initial Effective Date”), as amended by the First Amendment, dated July 31, 2018 (the First Amendment and, the Original Loan Agreement, as amended by the First Amendment to Loan and Security Agreement, the Loan Agreement), which prepayment was effective January 28, 2019. Upon payoff, any unfunded commitments to make credit extensions or financial accommodations to the Company terminated, and all security interests and other liens granted to or held by SVB as security for the obligations were terminated and automatically released, except those that were specified as surviving termination (see Note 16 – Subsequent Events). This note describes the terms of the Loan Agreement in effect on December 31, 2018 prior to the prepayment.

The Loan Agreement established a term loan facility (the Term Loan) in the aggregate principal amount of up to $15,000,000 to be funded in up to three tranches. Of such amount, $10,000,000 was funded on the Initial Effective Date. A third tranche of $5,000,000 was available through November 30, 2018 conditioned on the occurrence of certain events and was not drawn by the Company. Under the Loan Agreement, if a Pre-Clinical Event did not occur on or prior to September 30, 2019 or, if at any time prior to a Pre-Clinical Event, the Company’s unrestricted cash balance at SVB was less than $18,000,000, the Company was required to either (i) provide cash security and maintain a cash balance in a restricted account at SVB in an amount not less than 100% of the amounts owed by the Company to SVB or (ii) prepay the Term Loan, including certain fees, in its entirety. All amounts advanced under the Term Loan would have matured on February 1, 2021.

In connection with the First Amendment, the Company issued a warrant to SVB (the Warrant) to purchase 36,000 shares of the Company’s common stock at an exercise price of $7.47 per share on July 31, 2018. The Warrant is immediately exercisable and has a term of ten years. The exercise price and number and type of shares underlying the Warrant are subject to adjustment upon specified events, including any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein. The Warrant contains a “cashless exercise” feature that allows SVB to exercise the Warrant without a cash payment to the Company, on a net issuance basis, based upon the fair market value of the Company’s common stock at the time of exercise, upon the terms set forth therein. The Warrant was deemed to be a free-standing instrument and was accounted for as equity given that there were no variable terms. The Company recorded $0.2 million to additional paid-in capital upon issuance with an offset to a discount to the Term Loan. A Black-Scholes pricing model was used to estimate the aggregate fair value of the Warrant on the issuance date. Input assumptions used were as follows: risk-free interest rate of 2.96 percent; expected volatility of 66 percent; expected life of 10 years; and expected dividend yield of 0 percent. The discount to the Term Loan associated with the Warrant is being amortized as interest expense over the term of the Loan Agreement and amounted to $33,000 for the year ended December 31, 2018.

As of the date of payment on January 28, 2019, the Company had approximately $8.9 million in outstanding borrowings and approximately $1.0 million in outstanding interest and fees under the Loan Agreement, including the final payment fee equal to 10% of the original aggregate principal amount of the Term Loan funded by SVB and drawn by the Company, which were repaid in full at the time of payment. The obligations, liabilities, covenants, and terms that are expressly specified in the Loan Agreement and any other related loan and collateral security documents issued by the Company to SVB in connection with the transaction evidenced by the Loan Agreement as surviving termination shall continue to survive notwithstanding the payment, including without limitation, the Company’s indemnity obligations and the Company’s obligation to pay to SVB a success fee of 3.5% of the funded principal amount of the Term Loan in the event any of the following occur on or before 5:00 PM, Eastern time, on July 24, 2024: (a) the Company receives FDA approval for any new drug application for gemcabene, (b) a sale or other transfer of all or substantially all of the assets of the Company occurs, (c) a merger or consolidation of the Company with or into another person or entity occurs where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor immediately following such transaction or (d) any sale by the holders of the Company’s outstanding voting equity securities where such holders do not continue to hold at least a majority of the Company’s issued and outstanding voting equity securities immediately following the consummation of such transaction. No event requiring payment of the success fee has occurred through the

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

issuance date of these audited financial statements. Lastly, the Warrant to purchase 36,000 shares (subject to adjustment) of the Company’s common stock dated as of July 31, 2018 between the Company and SVB will remain outstanding and exercisable in accordance with its terms.

In connection with the First Amendment, the Company was charged $10,000 by SVB and the fee was recorded as a discount to the Term Loan; the discount is being amortized as interest expense over the term of the Loan Agreement and amounted to $2,000 for the year ended December 31, 2018. In addition, the Company incurred $20,000 in third-party legal fees which were recorded to general and administrative expense in the accompanying statements of comprehensive loss during the year ended December 31, 2018.

The Company was in compliance with the Loan Agreement covenants as of December 31, 2018 and through the repayment of the Term Loan on January 28, 2019.

Interest accrued on the unpaid principal balance at a floating per annum rate equal to the prime rate, except that, following an event of default, interest would have accrued at a rate up to 5% above the rate that is otherwise applicable. The prime rate in effect for the year ended December 31, 2018 ranged from 4.5% to 5.5% and the prime rate in effect for the year ended December 31, 2017 ranged from 4.25% to 4.5%. Lastly, debt issue costs that were incurred upon the July 2017 issuance of the Term Loan in the amount of $0.1 million were recorded as a discount to the Term Loan and were  amortized ratably to interest expense over the term of the loan.

The Company recorded  in aggregate $0.5 million and $0.3 million interest expense related to the Term Loan for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, minimum aggregate future payments under the Term Loan were as follows (in thousands) prior to repayment in January 2019:

December 31,

2019	$4,826
2020	4,579
2021	1,370
Total minimum payments	10,775
Amount representing interest and discounts	(1,338)
Present value of minimum payments	9,437
Current portion	(9,437)
Long-term portion	$-

Future minimum interest payments under the Term Loan reflect the 5.5% per annum rate in effect at December 31, 2018 and on the date of repayment in January 2019. Given the intent of the Company to pay-off the Term Loan in January 2019 as of the December 31, 2018 balance sheet date, the Company classified the otherwise long-term portion of the Term Loan obligation as a current liability consistent with ASC 210 and other related accounting guidance. See Note 16 – Subsequent Events.

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

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

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

On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Interim Notes, together with accrued interest thereon, converted into 1,656,807 shares of common stock. At the time of their issuance, the Interim Notes contained a conversion premium with regard to the conversion into shares at the time of the next Qualified Financing. The Company determined that the redemption feature under the Interim Notes qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the Interim Notes. The discount was amortized to interest expense over the term of the Interim Notes using the straight‑line method. The embedded derivative was accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium conversion derivative associated with the Interim Notes to interest income (expense) that amounted to $0.2 million for the year ended December 31, 2016. As a result of the conversion of the Interim Notes, together with accrued interest thereon, into common stock immediately prior to the closing of the IPO on August 10, 2016, there were no Interim Notes or premium conversion derivatives outstanding as of December 31, 2018, 2017 or 2016.

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

5. Commitments and Contingencies

Pfizer License Agreement

In April 2011, the Company and Pfizer Inc. (Pfizer) entered into an exclusive license agreement (the Pfizer Agreement) for the clinical product candidate gemcabene. In exchange for this worldwide exclusive right and license to certain patent rights to make, use, sell, offer for sale and import the clinical product gemcabene, the Company agreed to certain milestone and royalty payments on future sales (See Note 6 — License Agreement). As of December 31, 2018, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the license agreement, and as such, no liabilities were recorded related to the license agreement.

Series A Preferred Stock Dividends

Holders of the Series A preferred stock were entitled to cumulative accruing dividends at a simple rate of 8% per year on the original issue price of the preferred stock of $6.70585 per share, as adjusted for the Reverse Stock Split. The dividends effectively accrued daily on each share of preferred stock. The dividends were payable upon the earliest to occur of (1) the date determined by the Board, (2) the liquidation of the Company (including a deemed liquidation event) or (3) the conversion or redemption of at least a majority of the outstanding shares of Series A preferred stock. If the board reasonably believed that the Company was not legally able to pay the dividends in cash at the payment date, or if elected by the majority of the Series A preferred stockholders or if issued in connection with an IPO, the dividends were to be paid in shares of common stock at the conversion price for the Series A preferred stock in effect at that time, which was the original issue price of the Series A preferred stock as adjusted from time to time for any stock dividends, combinations, splits or recapitalizations. Since the dividends were payable upon a contingent event, the Company did not record them in the accompanying financial statements while outstanding. On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Series A preferred stock, together with accrued dividends thereon, converted into 827,205 shares of common stock, and as such, there were no cumulative unpaid dividends for the Series A preferred stock as of December 31, 2018 and 2017.

Other Agreements

Both cancellable and non-cancellable facility agreements were in place that provided for fixed monthly rent for the years ended December 31, 2018, 2017 and 2016. The total rent expense was $0.1 million, $0.1 million and $58,000 for the years ended December 31, 2018, 2017 and 2016, respectively. In May 2016, the Company entered into a new lease agreement for its headquarters location, commencing in August 2016. The initial term of the agreement is 3 years with an initial monthly base rent of approximately $8,400 and increasing to approximately $8,900 during the last year of the lease term. In conjunction with entering into the new lease agreement, the Company cancelled its original Northville, Michigan lease agreement, as amended, effective August 31, 2016 and renegotiated a new cancellable lease agreement for limited use of office space in the Northville location that expired in September 2017 that had nominal rent.

Future minimum lease payments under fixed non-cancellable operating leases that expire on various dates through August 2019 consist of the following (in thousands):

December 31,

2019	$71
Total	$71

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

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

On March 31, 2015, upon the closing of the Series A preferred stock financing, the Company issued 675,250 shares of its common stock, at a fair market value of $0.9 million, to Pfizer in connection with the first equity payment, pursuant to which Pfizer became the owner of more than 5% of the Company’s capital stock. The transaction was recorded as acquired in‑process research and development expenses based on the fair value of the common shares issued since no processes or activities that would constitute a “business” were acquired and none of the rights and underlying assets acquired had alternative future uses or reached a stage of technological feasibility. None of the other milestone or royalty payments were triggered as of December 31, 2018.

The Pfizer Agreement will expire upon expiration of the last Royalty Term. On expiration (but not earlier termination), the Company will have a perpetual, exclusive, fully paid-up, royalty-free license under the licensed patent rights and related data to make, use, develop, commercialize, import and otherwise exploit the clinical product candidate gemcabene. Either party may terminate the Pfizer Agreement for the other party’s material breach following a cure period or immediately upon certain insolvency events relating to the other party. Pfizer may immediately terminate the Pfizer Agreement in the event that (i) the Company or any of its affiliates or sublicenses contests or challenges, or supports or assists any third party to contest or challenge, Pfizer’s ownership of or rights in, or the validity, enforceability or scope of any of the patents licensed under the Pfizer Agreement or (ii) the Company or any of its affiliates or sublicensees fails to achieve the first commercial sale in at least one country by April 16, 2024. Furthermore, upon termination of the Pfizer Agreement by Pfizer for any of the foregoing reasons, the Company grants Pfizer a non-exclusive, fully paid-up, royalty free, worldwide, transferrable, perpetual and irrevocable license to use any intellectual property rights arising from the development or commercialization of gemcabene by the Company and any trademarks identifying gemcabene and agrees to transfer regulatory filings and approvals to Pfizer or permit Pfizer to cross-

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

reference and rely on such regulatory filings and approvals for gemcabene. The Company may terminate the License Agreement for convenience upon 90 days’ written notice and payment of an early termination fee.

7. Convertible Series A Preferred Stock

On March 31, 2015, the Company issued 745,637 shares of Series A preferred stock at a per share price of $6.70585, as adjusted for the Reverse Stock Split, or $5.0 million in the aggregate, consisting of $1.5 million in cash and $3.5 million representing 125% of the principal and accrued and unpaid interest on previously issued convertible notes, all of which converted into shares of Series A preferred stock. On August 10, 2016, immediately prior to the closing of the IPO, the Company’s Series A preferred stock, together with accrued dividends thereon, converted into 827,205 shares of common stock.

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

There were no dividends deemed payable and accrued as of December 31, 2018 or 2017 due to the conversion of the Series A preferred stock, together with accrued dividends thereon, on August 10, 2016 immediately prior to the closing of the IPO.

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

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

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

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

8. Stockholders’ Equity (Deficit)

Common Stock

The Company had 14,265,411 and 10,633,042 shares of its common stock issued and outstanding as of December 31, 2018 and December 31, 2017, respectively. Voting, dividend and liquidation rights of the holders of the common stock are subject to the Company’s articles of incorporation, corporate bylaws and underlying shareholder agreements.

In the first quarter of 2018, the Company completed the Follow-On Offering of 3,592,858 shares of common stock which includes 450,000 shares of common stock purchased by the underwriters upon the partial exercise of their overallotment option, at the public offering price of $7.00 per share. The Company received net proceeds of approximately $23.1 million after deducting underwriting discounts and commissions and offering expenses. The costs incurred related to the Follow-On Offering were $2.1 million through December 31, 2018.

On March 15, 2017, the Company issued and sold 1,324,256 units at a price of $9.47 per unit for gross proceeds of approximately $12.5 million in connection with the Private Placement. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.75 shares of common stock. The Company received net proceeds of approximately $11.3 million after deducting underwriting discounts and commissions and offering expenses. Offering costs incurred related to the 2017 Private Placement were $1.3 million.

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

In connection with the First Amendment, the Company issued a warrant to SVB to purchase an additional 36,000 shares of common stock on July 31, 2018 (See Note 4 – Debt).

During the years ended December 31, 2018 and 2017, zero and 15,000 warrants were exercised, respectively. As of December 31, 2018 and December 31, 2017, warrants to purchase 1,014,204 and 978,204 shares of common stock were outstanding, respectively.

Dividend Rights

Common stock holders are entitled to receive dividends at the sole discretion of the board of directors of the Company. There have been no dividends declared on common stock as of December 31, 2018.

Voting Rights

The holders of common stock are entitled to one vote for each share of common stock along with all other classes and series of stock of the Company on all actions to be taken by the stockholders of the Company, including actions that would amend the certificate of incorporation of the Company to increase the number of authorized shares of the common stock.

Liquidation Rights

In the event of any liquidation, dissolution, or winding‑up of the Company, the holders of common stock shall be entitled to share in the remaining assets of the Company available for distribution post preferential distributions made to holders of the Company’s preferred stock. There was no preferred stock outstanding as of December 31, 2018 and 2017.

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

Deferred Offering Costs

There were $21,000 of deferred offering costs capitalized at December 31, 2017 related to the Private Placement.  There were no deferred offering costs capitalized as of December 31, 2018.

9. Share‑Based Compensation

Share-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying statements of comprehensive loss (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
General and administrative	$2,378	$4,091	$1,166
Research and development	1,753	1,182	552
Total share-based compensation	$4,131	$5,273	$1,718

Restricted Stock Awards

During the years ended December 31, 2018, 2017 and 2016, the Company did not grant any restricted stock awards (RSAs). Previously granted RSAs were subject to various vesting schedules and generally vested ratably over a six to twenty four month period coinciding with their respective service periods. During the years ended December 31, 2018, 2017 and 2016, no RSAs were forfeited.

A summary of RSA grant activity is as follows:

	Number of	Weighted-Average
	Shares	Fair Value (per share)

Non‑vested at December 31, 2015	348,093	$0.09
Granted	—	$—
Vested	(344,084)	$0.09
Non‑vested at December 31, 2016	4,009	$0.21
Granted	—	$—
Vested	(4,009)	$0.21
Non‑vested at December 31, 2017	—	$—
Granted	—	$—
Vested	—	$—
Non‑vested at December 31, 2018	—	$—

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

During the years ended December 31, 2018, 2017 and 2016, the Company granted an aggregate of 772,000,  150,500 and 1,825,700, respectively, of stock options under the A&R 2015 Plan or the 2015 Plan to its officers, directors, employees and consultants, generally vesting over a three or four-year period.

Inducement Plan

In September 2016 the Company’s board of directors approved the Company’s Inducement Plan (the Inducement Plan). The Company initially reserved 300,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Plan was approved by the Company’s board of directors without stockholder approval pursuant to Rule 5635(c)(4), and the terms and conditions of the Plan are substantially similar to the Company’s stockholder-approved A&R 2015 Plan. During the years ended December 31, 2018, 2017 and 2016 was 50,000,  98,000 and 198,000 stock options to newly-hired officers and employees were granted, respectively, under the Inducement Plan, generally vesting over a four-year period.

The following table summarizes the Company’s stock option plan activity for the years ended December 31, 2018, 2017 and 2016 as follows:

			Weighted‑
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value(1)

Outstanding at December 31, 2015	302,842	$2.43	9.60	$1,031,000
Granted	2,023,700	$10.07	—	—
Exercised	—	$—	—	—
Forfeited/Cancelled	(83,742)	$9.12	—	—
Outstanding at December 31, 2016	2,242,800	$9.07	9.48	$(2,759,000)
Granted	248,500	$12.24	—	—
Exercised	(23,910)	$1.92	—	—
Forfeited/Cancelled	(3,250)	$1.34	—	—
Outstanding at December 31, 2017	2,464,140	$9.46	8.58	$(3,715,000)
Granted	822,000	$8.24	—	—
Exercised	(40,398)	$2.25	—	—
Forfeited/Cancelled	(444,968)	$10.61	—	—
Outstanding at December 31, 2018	2,800,774	$9.02	7.96	$(22,994,287)
Vested and exercisable at December 31, 2018	1,812,181	$9.15	7.72	$(15,120,294)
Vested and expected to vest at December 31, 2018	2,800,774	$9.02	7.96	$(22,994,287)

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of December 31, 2018, 2017 and 2016 of $0.81,  $7.95 and $7.84 per share, respectively.

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

The weighted average fair value per share of options granted during the years ended December 31, 2018, 2017 and 2016 was $5.07,  $7.35 and $6.37, respectively.

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

The weighted‑average assumptions used in the Black‑Scholes option‑pricing model are as follows:

	Year Ended
	December 31,
	2018	2017	2016

Expected stock price volatility	66.3%	65.8%	71.447%
Expected life of options (years)	5.8	5.9	6.02
Expected dividend yield	0%	0%	0%
Risk free interest rate	2.7%	2.0%	1.2%

During the years ended December 31, 2018, 2017 and 2016, 709,521,  861,645 and 276,248 stock options vested, respectively. The weighted average fair value per share of options vesting during the years ended December 31, 2018, 2017 and 2016 was $6.15,  $5.99 and $4.59, respectively. During the years ended December 31, 2018, 2017 and 2016, 444,968, 3,250, and 83,742 stock options were forfeited, respectively. As of December 31, 2018, 701,261 shares were available for future issuance under the A&R 2015 and Inducement Plans.

Under the A&R 2015 Plan, common shares reserved automatically increase on January 1st of each year, for a period of 10 years commencing on January 1, 2017 and ending on (and including) January 1, 2026, to an amount equal to 20% of the Company’s fully-diluted shares as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the shares reserved for such year, or that the increase in shares reserved for such year will be a lesser number of shares than what would have otherwise been allowed to occur under the provision. Effective January 1, 2018, 415,077 shares were added to the A&R 2015 Plan under the share reserve provision. There were no shares added to the A&R 2015 Plan under the share reserve provision during fiscal year 2017 or 2016. Effective January 1, 2019, 501,001 shares were added to the A&R 2015 Plan under the share reserve provision. See Note 16 – Subsequent Events.

Unrecognized share‑based compensation cost for the RSAs and stock options issued under the Company’s 2014 Shareholders Agreement, A&R 2015 Plan and Inducement Plan was $3.9 million as of December 31, 2018. All of the unrecognized compensation cost was related to the stock options. The non‑employee portion of the unrecognized compensation cost was estimated utilizing the Company’s fair market value for its common stock as of December 31, 2018. The unrecognized share‑based expense is expected to be recognized over a weighted average period of 1.5 years.

Adoption of 2016 Employee Stock Purchase Plan

In April 2016 the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (the ESPP) in order to enable eligible employees to purchase shares of the Company’s common stock at a discount following the effective date

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

of the IPO. The Company’s stockholders also approved the ESPP in April 2016 and the ESPP became effective immediately upon the execution and delivery of the underwriting agreement related to the IPO. The Company initially reserved 150,000 shares of common stock for issuance under the ESPP. As of December 31, 2018, no shares were purchased under the ESPP.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s RSAs, stock options, warrants, shares of Series A preferred stock, and convertible notes are considered common stock equivalents while outstanding for this purpose. Diluted earnings is computed utilizing the treasury stock method for the RSAs, stock options and warrants, and in the case of the Series A preferred stock, either the two‑class method or the if‑converted method, whichever was more dilutive. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti‑dilutive given the net loss reported for the years ended December 31, 2018, 2017 and 2016. The following table sets forth the computation of basic and diluted loss per share as of December 31, 2018, 2017 and 2016 (in thousands, except share and per share amounts):

	Year Ended
	2018	2017	2016
Numerator:
Net loss	$(23,637)	$(33,415)	$(14,586)
Adjustment to redemption value on Series A convertible preferred stock	—	—	(366)
Net loss attributed to common stock holders	$(23,637)	$(33,415)	$(14,952)
Denominator:
Basic and diluted weighted average common shares outstanding	13,805,552	10,349,136	5,809,396
Basic and diluted net loss per share	$(1.71)	$(3.23)	$(2.57)

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti‑dilutive:

	Year Ended
	2018	2017	2016
Stock options	2,800,774	2,464,140	2,242,800
Restricted stock awards	—	—	4,009
Warrants	1,014,204	978,204	—
Series A	—	—	—
Convertible notes	—	—	—

11. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market‑based measurement, not an entity specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

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

As of December 31, 2018 and 2017, the fair values of cash and cash equivalents, prepaids, other assets, accounts payable and accrued liabilities approximated their carrying values because of the short‑term nature of these assets or liabilities. The estimated fair value of the Company’s Interim Notes prior to conversion upon the close of the IPO, and Term Loan was based on amortized cost which was deemed to approximate fair value. The derivative liability associated with the conversion premium on the Interim Notes while outstanding was based on cash flow models discounted at current implied market rates evidenced in recent arms‑length transactions representing expected returns by market participants for similar instruments which were based on Level 3 inputs.

The following table provides a roll‑forward of the Company’s premium conversion derivative liabilities measured at fair value on a recurring basis using unobservable level 3 inputs (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Balance as of beginning of period	$—	$—	$345
Issuance of underlying convertible notes	—	—	505
Change in fair value of premium conversion derivative	—	—	(850)
Reversal of premium conversion derivative associated with note extinguishment	—	—	—
Redemption of underlying convertible notes	—	—	—
Balance as of end of period	$—	$—	$—

There were no financial instruments measured on a recurring basis as of December 31, 2018 and 2017 and on a non‑recurring basis for any of the periods presented.

12. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the TCJA), which significantly modified U.S. corporate income tax law, was signed into law by President Trump. The TCJA contains significant changes to corporate income taxation, including but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and changes to the deductibility of research and experimental expenditures that will be effective in the future). This revaluation resulted in a reduction to the Company’s deferred tax asset of $6.8 million as of December 31, 2017. This amount was offset by a corresponding reduction to the Company’s valuation allowance. The other provisions of the TCJA did not have a material impact on the December 31, 2017 financial statements. The Company’s final determination of the TCJA impact and the remeasurement of its deferred assets and liabilities was completed prior to the deadline of one year from the enactment of the TCJA. For the year ended December 31, 2018, there were no material changes to the analysis originally performed as of December 31, 2017.

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

The effective tax rate for the years ended December 31, 2018, 2017 and 2016 was zero percent. A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying statements of comprehensive loss is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Income tax (benefit) provision at federal statutory rate	(21.0)%	(34.0)%	(34.0)%
Valuation allowance	28.2	21.0	40.2
U.S. tax reform	-	20.2	—
State income tax, net of federal benefit	(4.8)	(4.1)	(4.7)
Convertible notes	—	—	1.1
Research credits	(3.0)	(3.6)	(4.0)
Other	0.6	0.5	1.4
Effective tax rate	—%	—%	—%

Significant components of the Company’s deferred tax assets and liabilities are summarized in the tables below as of (in thousands):

	Year Ended December 31,
Deferred tax assets:	2018	2017
Federal and state operating loss carryforwards	$5,073	$3,349
Research and development costs deferral election	12,264	8,881
Acquired intangibles	235	235
Term loan	—	33
Charitable contributions	21	14
Stock-based compensation	2,618	1,722
Research and development credit carryforwards	2,655	1,947
	22,866	16,181
Valuation allowance	(22,866)	(16,181)
Total deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities:
Total deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

As of December 31, 2018 and 2017, the Company had gross deferred tax assets of approximately $22.9 million and $16.2 million, respectively. Realization of the deferred assets is primarily dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has had significant pre‑tax losses since its inception. The Company has not yet generated revenues and faces significant challenges to becoming profitable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of $22.9 million and $16.2 million as of December 31, 2018 and 2017, respectively. U.S. net deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability or another source of income.

As of December 31, 2018 and 2017, the tax effect of the Company’s federal net operating loss carryforwards was approximately $4.2 million and $2.8 million, respectively. The Company had federal research credit carryforwards as of December 31, 2018 and 2017 of approximately $2.6 million and $1.9 million, respectively. The federal net operating loss incurred prior to January 1, 2018 and tax credit carryforwards will begin to expire in 2034 if not utilized. Federal net operating losses incurred after December 31, 2017 will not expire. As of December 31, 2018 and 2017, the Company had state net operating loss carryforwards with a tax effect of approximately $0.9 million and $0.6 million, respectively. The Company had state research credit carryforwards of $0.1 million and $45,000 as of December 31, 2018 and 2017, respectively. The state net operating loss carryforwards will begin to expire in 2026, if not utilized, and the state research credit carryforwards will begin to expire in 2023 if not utilized. Recent tax reform legislation has significantly revised the rules applicable to the utilization of net operating losses for tax years either beginning or ending after January 1, 2018.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2018 and 2017, and as such, no interest or penalties were recorded to income tax expense.

The Company’s corporate returns are subject to examination beginning with the 2015 tax year for federal and in various state jurisdictions.

13. Supplementary Data — Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly financial information for each of the eight fiscal quarters in the period ended December 31, 2018. This quarterly information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for these quarterly periods are not necessarily indicative of the operating results for a full year or any future period.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2018 (B)	2018 (B)	2018	2018
	(in thousands, except per share amounts)
Operating expenses:
General and administrative	$1,468	$2,364	$2,574	$2,087
Research and development	1,833	3,542	3,960	4,977
Total operating expenses	3,301	5,906	6,534	7,064
Loss from operations	(3,301)	(5,906)	(6,534)	(7,064)
Interest expense	(178)	(172)	(144)	(160)
Other expense	(177)	(1)	—	—
Loss before income taxes	(3,656)	(6,079)	(6,678)	(7,224)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(3,656)	(6,079)	(6,678)	(7,224)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(3,656)	$(6,079)	$(6,678)	$(7,224)
Net loss per share:
Basic and diluted (A)	$(0.26)	$(0.43)	$(0.47)	$(0.58)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
	(in thousands, except per share amounts)
Operating expenses:
General and administrative	$1,487	$2,050	$4,678	$2,223
Research and development	5,080	6,489	5,837	5,280
Total operating expenses	6,567	8,539	10,515	7,503
Loss from operations	(6,567)	(8,539)	(10,515)	(7,503)
Interest (expense) income	(179)	(132)	13	12
Other expense	—	—	—	(5)
Loss before income taxes	(6,746)	(8,671)	(10,502)	(7,496)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(6,746)	(8,671)	(10,502)	(7,496)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(6,746)	$(8,671)	$(10,502)	$(7,496)
Net loss per share:
Basic and diluted (A)	$(0.63)	$(0.82)	$(0.99)	$(0.79)
(A)	Net loss per share for the year may not equal the sum of the four historical quarters loss per share due to changes in weighted-average shares outstanding.
(B)

On September 18, 2018, the Company’s Board of Directors approved a workforce reduction involving 5 employees (or 33% of the workforce at that time) to lower costs and conserve cash resources in light of the previously announced request by the FDA for additional pre-clinical data required in order to schedule an End of Phase 2 (EOP2) meeting for gemcabene in the Company’s target indications. Related expenses recognized during the year ended December 31, 2018 totaled approximately $1.6 million, largely in the third quarter, of

Gemphire Therapeutics Inc.
Notes to Financial Statements - continued

which approximately $0.6 million was recorded as general and administrative expense and $1.0 million was recorded as research and development expense.

14. Related Party Transactions

The Company rented an office in Northville, Michigan from an LLC owned by two officers under short‑term agreements during the years ended December 31, 2017, 2016 and 2015. The original facility lease, as amended, was cancelled and replaced with a cancellable lease agreement in August 2016 for limited use of office space in the same Northville location. The new lease agreement became effective in August 2016 and expired in September 2017. Rent expense under the related party agreements was nominal during the year ended December 31, 2017 and was $21,000 and $23,000 during the years ended December 31, 2016 and 2015, respectively. There was no rent expense under the related party agreements during the year ended December 31, 2018.

In February 2016, the Company issued an additional $0.2 million of Interim Notes, which included two notes issued to two board members (or entities they control) in the amount of $81,000. The February 2016 Interim Note issuances also included a $20,000 note to an investor who is related to an officer of the Company. The Interim Note were converted upon the close of the IPO.

In April 2016, the Company issued an additional $5.0 million of Interim Notes, which included two notes to investors who were related to two of the Company’s officers in the aggregate amount of $0.2 million. The April 2016 Interim Notes issuances also included three notes to investors who were related to three of the Company’s directors in the aggregate amount of $2.3 million. The Interim Note were converted upon the close of the IPO.

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

In the first quarter of 2018, in connection with the Follow-On Offering of 3,592,858 shares of common stock, the offering included 14,286 shares sold to 1 officer, for aggregate proceeds totaling approximately $0.1 million and 71,429 shares sold to 1 investor who is an affiliate of 1 officer and board member, for proceeds totaling approximately $0.5 million.

15. Defined Contribution Plan

The Company adopted a 401(k) defined contribution plan on September 5, 2017, effective as of January 1, 2017, for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the plan subject to federal law limits. Effective January 1, 2018, the Company began matching contributions on deferrals at 100% of deferrals up to 3% of one’s contributions and 50% on deferrals over 3%, but not exceeding 5% of one’s contributions in order to satisfy certain non-discrimination tests required by the Internal Revenue Code. Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches vest over a six-year period beginning on the second anniversary of an employee’s date of hire. The amount of matching contributions made during the years ended December 31, 2018 and 2017 was $0.1 million and zero, respectively.

16. Subsequent Events

Term Loan

Effective January 28, 2019, the Company prepaid in full all outstanding indebtedness under the Term Loan. As of the date of repayment, the Company had approximately $8.9 million in principal and interest outstanding as well as a final payment fee due of $1.0 million. Upon repayment, approximately $0.8 million of unamortized note discounts were recognized as interest expense. See Note 4 – Debt for further information relating to the Term Loan.

A&R 2015 Plan

Effective January 1, 2019, 501,001 shares were added to the A&R 2015 Plan under the share reserve provision. See Note 9 – Share-Based Compensation.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We design and evaluate our disclosure controls and procedures recognizing that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance and not absolute assurance of achieving the desired control objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision of and with the participation of our management, including our Chief Executive Officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Our management, including our Chief Executive Officer and principal financial officer (the “Certifying Officer”), recognizes that our internal control over financial reporting cannot prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management, with the participation of the Certifying Officer, assessed our internal control over financial reporting as of December 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board is divided into three classes. Members of each class serve staggered three-year terms. The following table provides information as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

NAME	AGE	POSITION(S)
Dr. Steven Gullans	66	President, Chief Executive Officer and Director
Dr. Charles L. Bisgaier	65	Chief Scientific Officer and Chairman of the Board
Seth Reno	52	Chief Commercial Officer
Pedro Lichtinger	64	Director
Andrew Sassine	55	Director
Kenneth Kousky	64	Director

Business Experience and Background of Directors and Executive Officers

Dr. Steven Gullans has been our President and Chief Executive Officer since May 2018 and has served as a member of our Board since April 2016. Prior to his appointment as CEO, he served as the Company’s Interim President and Chief Executive Officer from May 2017 until May 2018. As CEO, Dr. Gullans oversees the daily operations of the Company and manages the executive team including the CFO, CSO, CMO, CCO, and VP of Manufacturing who report to him. His responsibilities include oversight of activities related to clinical trials, manufacturing, finances, business development, R&D and intellectual property. He communicates regularly with the Board of Directors about the status of the Company and future plans. He previously served as Managing Director at Excel Venture Management, LLC (Excel), a Boston-based venture capital firm which he co-founded and where he was employed from February 2008 through May 2018. At Excel, he focused on investing in life science technology companies with a particular interest in disruptive platforms that can impact multiple industries. Prior to Excel, Dr. Gullans co-founded RxGen, Inc., a pharmaceutical services company where he served as chief executive officer from January 2004 to February 2008. Dr. Gullans is currently a director at Orionis Biosciences, a drug development company. He was previously a board member of Activate Networks, Inc. which was acquired by Decision Resource Group, BioTrove, Inc. which was acquired by Life Technologies

Corporation, Biocius Life Sciences, Inc. which was acquired by Agilent Technologies Inc., Cleveland HeartLab, Inc., which was acquired by Quest Diagnostics, N-of-One, Inc. which was acquired by Oiagen, Inc., nanoMR Inc. which was acquired by DNA Electronics Ltd, Tetraphase Pharmaceuticals, Inc. which went public in 2013, and Molecular Templates, Inc. which was merged into a public entity in 2017. Dr. Gullans was a faculty member at Harvard Medical School and Brigham and Women's Hospital for almost 20 years. Dr. Gullans holds a B.S. from Union College and a Ph.D. from Duke University. Our Board believes Dr. Gullans should serve as a director based on his extensive experience in the life sciences industry and his board and CEO experience.

 Dr. Charles Bisgaier, one of our co-founders, has served as our Chief Scientific Officer and Chairman of our Board since November 2014. He also currently serves as an Adjunct Associate Professor of Pharmacology at the University of Michigan. Prior to our founding, he served from September 2008 to November 2014 as the Chief Executive Manager for our predecessor, Michigan Life Therapeutics, LLC. In addition, he co-founded Michigan Life Ventures, LLC, a venture capital firm investing primarily in Michigan-based life sciences companies, where since 2008 he has served as the Chief Executive Manager. He also served as the Interim President and Chief Executive Officer of ProNAi Therapeutics, Inc., currently known as Sierra Oncology, a clinical-stage oncology company, from September 2010 to April 2012, and as a member of its board of directors from 2009 to March 2014. In 1998, Dr. Bisgaier co-founded the original Esperion, which was acquired by Pfizer in 2003. After the acquisition, he served as the Senior Director of Pharmacology for the Esperion Division of Pfizer Global Research and Development from 2004 to 2006. From 2006 to 2008, Dr. Bisgaier also served as a director, board member and president of Pipex Pharmaceuticals, Inc., currently known as Synthetic Biologics, Inc., a specialty pharmaceutical company. From 1990 to 1998, Dr. Bisgaier was an Associate Research Fellow in the Department of Cardiovascular Diseases in the Parke-Davis division of Warner-Lambert Co. Currently he is a board member at Hygieia, Inc., a privately held health service company, at BioSavita Inc., a privately held life sciences company, and at Diapin Therapeutics LLC, a privately held life sciences company and an advisor to Imagine Pharma, LLC, a privately held healthcare pharmaceutical company. He received a B.A. in biology from the State University of New York at Oneonta and an M.S. and Ph.D. in biochemistry from George Washington University. After receiving his Ph.D., he studied lipoprotein metabolism within the Specialized Center of Research for atherosclerosis at Columbia University College of Physicians and Surgeons. Our Board believes Dr. Bisgaier should serve as a director based on his depth of experience in founding and developing biopharmaceutical companies as well as his knowledge of our product candidate gemcabene.

Seth Reno has served as our Chief Commercial Officer since August 2015. Prior to joining us, he served in several commercial roles including Head of Commercial Operations for Medimmune, LLC, a biologics company, from June 2010 to April 2015. From April 2001 to June 2010, Mr. Reno worked at AstraZeneca, a public biopharmaceutical company, in a number of roles, including in the sales, commercial operations, managed markets and brand team spaces. Prior to joining AstraZeneca in 2001, Mr. Reno spent 11 years at Wyeth Pharmaceuticals, Inc., a pharmaceutical company, in commercial operations and sales account management. Mr. Reno holds a B.S. in human resources from the University of Delaware and an M.B.A. from Strayer University.

Pedro Lichtinger has served as a member of our Board since December 2015. Mr. Lichtinger is currently Chairman, Chief Executive Officer, and Director of ChemioCare Inc., a private biotechnology company focused on the CIMV (Chemotherapy Induced Nausea and Emesis) therapeutic area. He was previously the President, Chief Executive Officer, and Director of Asterias Biotherapeutics, a publicly traded company with a focus on neurology and oncology from June 2014 to February 2016. Mr. Lichtinger served as President, Chief Executive Officer, and a director of Optimer Pharmaceuticals, Inc., from May 2010 to February 2013. Mr. Lichtinger previously served as an executive of Pfizer, Inc. from 1995 to 2009, including as President of Pfizer's Global Primary Care Unit from 2008 to 2009, Area President, Europe from 2006 to 2008, President, Global Animal Health from 1999 to 2006, and Regional President Europe Animal Health from 1995 to 1999. Before joining Pfizer, Mr. Lichtinger was an executive of Smith Kline Beecham Plc, last serving as Senior Vice-President Europe Animal Health from 1987 to 1995. Mr. Lichtinger serves as a director of Sanfer de Mexico, a leading Mexican pharmaceutical company and is on the advisory board of Zero Gravity Solutions, Inc., an agricultural company. Mr. Lichtinger previously served as a director of BioTime, Inc. Mr. Lichtinger holds an MBA degree from the Wharton School of Business and an engineering degree from the National University of Mexico. Our Board believes Mr. Lichtinger should serve as director based on his extensive pharmaceutical industry and public company leadership experience.

Andrew Sassine has served as a member of our Board since May 2015. Mr. Sassine began serving as Chief Financial Officer of Arcturus Therapeutics Ltd. in 2018. Mr. Sassine served in various positions at Fidelity Investments from 1999 to 2012, including as a Portfolio Manager for various funds from 2005 to December 2011. Mr. Sassine has also served on several boards of life science companies. Mr. Sassine currently serves on the board of directors of iCAD, Inc., a public cancer detection and radiation therapy solutions company and previously served on the boards of directors of FluoroPharma Medical, Inc., a public biopharmaceutical company, Acorn Energy, Inc., a public holding company focused on technology solutions for energy infrastructure asset management and CNS Response, Inc., a public psychiatric clinical decision support company. Mr. Sassine also serves on the board of directors of Freedom Meditech, Inc., a private medical device company, and Comhear Inc., a private digital audio software and device company, where he is also the chairman of the board of directors. Mr. Sassine serves on the Strategic Advisory Board of MD Revolution Inc., a private digital health service company. Mr. Sassine has been a member of the Henry B. Tippie College of Business, University of Iowa Board of Advisors since 2009 and served on the board of trustees at the Clarke Schools for Hearing and Speech from 2009 through 2014. Mr. Sassine holds a B.A. from the University of Iowa and an M.B.A. from the Wharton School at the University of Pennsylvania. Our Board believes Mr. Sassine should serve as a director based on his extensive experience in the public markets as well as his financial expertise.

Kenneth Kousky has served as a member of our Board since March 2015. Mr. Kousky has also served as the Chief Executive Officer of the Mid-Michigan Innovation Center, a privately funded, non-profit business incubator, since 2010. He has also served as the President and Chief Executive Officer of IP3, Inc., an information security consulting firm, since 2002. Also, Mr. Kousky is a founding member and has served as Executive Director of the Blue Water Angels Investment Network, a Michigan-based funding network that assists in private equity investments in early-stage tech startups, since 2008. In 1988, Mr. Kousky founded an IT services company, Wave Technologies International Inc., which he led through an initial public offering in 1994. In 1989, he established Washington University's graduate program in Telecommunication Management, and he has lectured at Saginaw Valley State University, Washington University and at the Wharton School of Business at the University of Pennsylvania. Mr. Kousky is a member of several corporate boards, including Michigan Sugar Company, RetroSense Therapeutics LLC and Foodjunky LLC. Mr. Kousky holds a B.A. in economics and urban studies from Washington University, and an M.S. in economics from University of Pennsylvania. Our Board believes Mr. Kousky should serve as a director based on his extensive financial and strategic business planning experience.

There are no familial relationships among any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us and written representations from our directors and executive officers, we are not aware of any person who, at any time during 2018, was subject to Section 16 of the Exchange Act with respect to our common stock and failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during 2018.

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and other executive officers. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our website. The full text of our code of conduct is posted on the investor relations section of our website at http://ir.gemphire.com under "Corporate Governance—Highlights".

Audit Committee Information

Our audit committee is comprised of Mr. Kousky, Mr. Lichtinger and Mr. Sassine, and Mr. Sassine is currently the chairman. Each member of our audit committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations and is financially literate. In addition, our Board has determined that each of Messrs. Kousky, Lichtinger and Sassine is an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the "Securities Act"). This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our Board. Our audit committee is directly responsible for, among other things:

•	our accounting and financial reporting processes, including our financial statement audits and the integrity of our financial statements;
•	our compliance with legal and regulatory requirements;
•	the qualifications, independence and performance of our independent auditors; and
•	the preparation of the audit committee report to be included in our annual proxy statement.

The responsibilities and activities of the audit committee are described further in its charter.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Officer Compensation

The following tables and accompanying narrative disclosure discuss the compensation awarded to, earned by, or paid to:

•	Steven Gullans, Ph.D., our President and Chief Executive Officer;
•	Charles L. Bisgaier, Ph.D., our Chief Scientific Officer and Chairman of our Board of Directors;
•	Lee Golden, Ph.D, our former Chief Medical Officer;
•	Jeffrey Mathiesen, our former Chief Financial Officer; and
•	Seth Reno, our Chief Commercial Officer.

We refer to these five current or former executive officers as the “named executive officers.”

Summary Compensation Table for 2018

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during the fiscal years ended December 31, 2018 and 2017.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OPTION AWARDS ($)(1)	NON-EQUITY INCENTIVE PLAN COMPENSATION	ALL OTHER COMPENSATION(2)	TOTAL ($)

Steven Gullans, Ph.D. (3)	2018	346,932	250,000	1,299,138	—	6,751	1,902,821
President and Chief Executive Officer	2017	30,376	—	353,264	—	23,575	407,215

Charles L. Bisgaier, Ph.D.	2018	330,000	—	298,240	—	11,183	639,423
Chief Scientific Officer	2017	330,000	30,000	—	—	258	360,258

Lee Golden, Ph.D. (4)	2018	264,625	—	919,572	—	193,278	1,377,476
Former Chief Medical Officer	2017	365,000	39,000	133,870	—	258	538,128

Jeffrey Mathiesen (5)	2018	242,875	—	298,240	—	183,560	724,675
Former Chief Financial Officer	2017	335,000	—	—	—	738	335,738

Seth Reno	2018	275,000	—	298,240	—	10,566	583,805
Chief Commercial Officer	2017	275,000	20,000	—	—	581	295,581

(1)The amounts reported reflect the aggregate grant date fair value of the stock options granted to our named executive officers during 2017 and 2018, as computed in accordance with FASB Accounting Standards Codification Topic 718 (ASC 718). Assumptions used in the calculation of these amounts are included in Note 9 to the financial statements included in this Annual Report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service‑based vesting conditions.

(2)Unless otherwise noted, amounts reflect the dollar value of group life insurance premiums paid during 2017 and 2018 with respect to life insurance for the named executive officer and Company 401(k) matching contributions, which were $6,667, $11,000, $10,585, $11,000 and $9,972 for Dr. Gullans, Dr. Bisgaier, Dr. Golden, Mr. Mathiesen and Mr. Reno, respectively, for 2018. No matching contributions were made in 2017.

(3)Amounts reported reflect that Dr. Gullans was employed as President and Chief Executive Officer of the Company commencing May 1, 2018 and prior to that time as Interim President and Chief Executive Officer of the Company commencing May 23, 2017. Prior to his appointment as Interim President and Chief Executive Officer, Dr. Gullans was a non-employee director. Dr. Gullans’s cash compensation did not change as a result of his appointment as our Interim President and Chief Executive Officer until his employment agreement was executed in connection with his appointment as President and Chief Executive Officer in May 2018.

For 2017, “Salary” reflects the amount paid to Dr. Gullans following his appointment as Interim President and Chief Executive Officer and “All Other Compensation” includes $23,575 paid to Dr. Gullans prior to his appointment as Interim President and Chief Executive Officer, as cash fees for his service as a non-employee director. For 2018, “Bonus” reflects a signing bonus Dr. Gullans received in connection with his appointment as President and Chief Executive Officer in May 2018. As a named executive officer of the Company, compensation paid to Dr. Gullans for the entire 2018 and 2017 fiscal years is fully reflected in this table.

(4)Amounts reported for 2018 reflect that Dr. Golden’s employment with the Company ended as of September 21, 2018. In addition to group life insurance premiums and 401(k) matching contributions described in footnote 2, “All Other Compensation” for 2018 includes a one-time, lump sum of $182,500, which was equal to 6 months of his annual base salary, paid to Dr. Golden in connection with his separation from the Company.

(5)Amounts reported for 2018 reflect that Mr. Mathiesen’s employment with the Company ended as of September 21, 2018. In addition to group life insurance premiums and 401(k) matching contributions described in footnote 2, “All Other Compensation” for 2018 includes (i) a one-time, lump sum of $167,500, which was equal to 6 months of his annual base salary, and (ii) $4,507 for continued health insurance coverage paid to Mr. Mathiesen in connection with his separation from the Company.

Narrative Disclosure to Summary Compensation Table

The compensation program for our named executive officers for 2018 had three components: base salary, annual cash bonus and stock option grants. The below disclosure and tables explain each component of compensation in further detail.

Base Salary. There was no base salary increase for any of our named executive officers for 2018, as compared to 2017, except that Dr. Gullans’s base salary was set at $500,000 pursuant to his employment agreement entered into in connection with his appointment as President and Chief Executive Officer in May 2018. Prior to such time, he served as Interim President and Chief Executive Officer of the Company commencing May 23, 2017 and, in that role, continued to receive the compensation he received as a non-employee director.

Cash Bonus. In 2018, each of our named executive officers had a target bonus, set forth as a percentage of annual base salary. The compensation committee did not make any changes to the target bonuses of the named executive officers, as a percentage of base salary, for 2018. In 2018, target bonuses for the named executive officers other than Dr. Gullans were 40% of base salary. Dr. Gullans’s target bonus was set at 50% of base salary pursuant to his employment agreement entered into in connection with his appointment as President and Chief Executive Officer in May 2018. The payment of bonuses is in the compensation committee’s discretion, and no bonuses were earned or paid for 2018.

Equity Grants. On January 28, 2018, considering the recommendations of Haigh & Company, the compensation committee granted to each of Dr. Bisgaier, Mr. Mathiesen and Mr. Reno an option to purchase up to 48,000 shares of our common stock and to Dr. Golden an option to purchase up to 148,000 shares of our common stock, in each case, vesting in a series of 48 equal monthly installments on the last day of each month commencing on the grant date, subject to such executive’s continuous service, and subject to acceleration upon a change in control.

In connection with his service as Interim President and Chief Executive Officer, on January 29, 2018, the Board granted Dr. Gullans an option to purchase up to 60,000 shares of our common stock (the “January Options”), with a grant date fair value of $364,604, vesting in a series of 12 equal monthly installments on the last day of each month commencing on the grant date, subject to Dr. Gullans’s continuous service, and subject to acceleration upon either (i) a change in control or (ii) the appointment of a replacement President and Chief Executive Officer.

Upon the appointment of Dr. Gullans as President and Chief Executive Officer on May 1, 2018, the terms of the January Options were amended so that they vest in a series of 48 equal monthly installments on the last day of each month commencing on the grant date, subject to Dr. Gullans’s continuous service. Following the amendment, the grant date fair value of the January Options was determined to be $378,816. Additionally, pursuant to the employment agreement entered into with Dr. Gullans described below, on May 1, 2018, Dr. Gullans was also granted:

•

an option to purchase up to 150,000 shares of our common stock with a grant date fair value of $514,846, vesting in a series of 48 equal monthly installments on the last day of each month commencing on the grant date,  subject to Dr. Gullans’s continuous service;

•

an option to purchase up to 50,000 shares of our common stock with a grant date fair value of $191,010, vesting in a series of 48 equal monthly installments on the last day of each month commencing on the grant date,  subject to Dr. Gullans’s continuous service; and

•

an option to purchase up to 100,000 shares of our common stock with a grant date fair value of $214,466. 50,000 of these shares shall vest on the date that the first patient in the first Phase 3 clinical trial of gemcabene in a non-orphan indication receives the first dose of gemcabene and the other 50,000 shall vest on the date when the Company’s common stock achieves a certain target, in each case, if such event occurs on or before December 31, 2019, subject to Dr. Gullans’s continuous service.

All Other Compensation. The Company maintains, and the named executive officers participate in, a 401(k) defined contribution plan. Each participant may contribute to the plan through payroll deductions, up to 100% of his or her compensation limited to the maximum allowed by the Internal Revenue Service regulations. The Company provides employer “safe harbor” matching contributions to all participants, including the named executive officers, equal to 100% of salary deferrals up to 3% of a participant’s contributions and 50% of salary deferrals thereafter up to 5% of a participant’s contributions.

Agreements with Our Named Executive Officers

We have entered into written employment agreements with each of our executive officers. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers, please see “— Potential Payments Upon Termination or Change in Control” below.

Each of our named executive officers has also executed our standard form of confidential information and invention assignment agreement.

Offer Letter with Dr. Gullans.  On June 8, 2017, we entered into an offer letter with Dr. Gullans as Interim President and Chief Executive Officer, effective May 23, 2017. On May 30, 2017, our compensation committee granted Dr. Gullans an option to purchase 60,000 shares of our common stock vesting monthly in equal increments over a 12 month period, subject to acceleration upon the appointment of a replacement Chief Executive Officer or upon a change in control, under the Amended and Restated 2015 Equity Incentive Plan (“2015 Plan”). The offer letter provided that Dr. Gullans will continue to receive the compensation he receives as a director of the Company and was able to participate in the benefit programs and arrangements to the extent available to Company employees. Dr. Gullans also executed our employee proprietary information, inventions assignment and non-competition agreement, which provides for confidentiality and non-compete and non-solicitation provisions, the latter for one year after termination of employment.

Employment Agreement with Dr. Gullans.  On May 1, 2018, we entered into an employment agreement with Dr. Gullans. His employment agreement has an initial term of three years beginning on May 1, 2018 and automatically renews for an additional one year period at the end of the initial term and each anniversary thereafter provided that at least 90 days prior to the expiration of the initial term or any renewal term the board does not notify Dr. Gullans of its intention not to renew.

His employment agreement entitles Dr. Gullans to, among other benefits, the following compensation: (i) an annual base salary of at least $500,000, reviewed at least annually commencing with the review of compensation for the year ended December 31, 2020; (ii) a signing bonus of $250,000; (iii) an annual cash bonus in an amount of up to fifty percent (50%) of his annual base salary; (iv) participation in equity-based long-term incentive compensation plans generally available to senior executive officers of the Company (beginning in 2019); and (v) participation in welfare benefit plans, practices, policies and programs (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) made available to other senior executive officers of the Company.

Additionally, pursuant to the employment agreement, Dr. Gullans was granted certain options to purchase the Company’s common stock as set forth under “–Equity Grants” above. Also as described above, pursuant to his employment agreement, Dr. Gullans consented to an extension of the vesting term of an option he was previously granted for 60,000 shares from 12 months to 48 months. Notwithstanding the vesting schedules set forth above, he may exercise all or a part of any such option, including the unvested portion, during his employment and within the term of such option; provided he enters into an early exercise purchase agreement with the Company with a vesting schedule that will result in the same vesting as if no early exercise had occurred and any unvested shares purchased will be subject to the Company's purchase option.

Employment Agreements with Mr. Mathiesen and Dr. Bisgaier.  We entered into an employment agreement with each of Mr. Mathiesen and Dr. Bisgaier, effective as of the pricing our initial public offering. The initial term of each employment agreement is from the effective date, August 4, 2016, through the third anniversary of the effective date and automatically renews for an additional one year period at the end of his initial term and each anniversary thereafter, provided that at least 90 days prior to the expiration of his initial term or any renewal term the board does not notify such officer of its intention not to renew the employment period.

Each officer’s employment agreement also entitles him to, among other benefits, the following compensation: (i) eligibility to receive an annual cash bonus of up to a percentage of his annual base salary as specified in his employment agreement at the sole discretion of the board and as determined by the compensation committee commensurate with the policies and practices applicable to other senior executive officers of the Company; (ii) an opportunity to participate in any equity based long‑term incentive compensation plan commensurate with the terms and conditions applicable to other senior executive officers; and (iii) participation in welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent available to our other senior executive officers.

Separation and Release Agreement with Mr. Mathiesen. On September 21, 2018, the Company entered into a separation and release agreement with Mr. Mathiesen. In connection with his departure from the Company, Mr. Mathiesen received certain benefits that he was entitled to receive under his employment agreement described above in connection with a termination without cause. Accordingly, under the separation and release agreement, the Company agreed (1) to pay Mr. Mathiesen a lump sum equal to $167,500, (2) that all of Mr. Mathiesen’s outstanding stock options will (a) vest as if Mr. Mathiesen was employed by the Company through August 4, 2019 and (b) remain exercisable until the final termination date of such option awards under the applicable award agreement, (3) to pay the monthly cost of premiums for continued health insurance coverage during the twelve-month period following Mr. Mathiesen’s separation from the Company, provided Mr. Mathiesen does not qualify for health care coverage from another employer during that period; and (4) to reimburse Mr. Mathiesen for reasonable expenses incurred through the separation date that are reviewed and approved according to Company policy.

Employment Agreement with Dr. Golden. We entered into an employment agreement with Dr. Golden in October 2016. The initial term of his employment agreement is from the effective date through the third anniversary of the effective date and automatically renews for an additional one year period at the end of the initial term and each anniversary thereafter, provided that at least 90 days prior to the expiration of the initial term or any renewal term the board does not notify Dr. Golden of its intention not to renew the employment period.

Dr. Golden’s employment agreement entitled him to, among other benefits, the following compensation: (i) eligibility to receive an annual cash bonus of up to 40% of his annual base salary as determined by the compensation committee commensurate with the policies and practices applicable to other senior executive officers of the Company; (ii) an opportunity to participate in any equity based long‑term incentive compensation plan commensurate with the terms and conditions applicable to other senior executive officers; and (iii) participation in welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent available to our other senior executive officers. In connection with his hiring at Chief Medical Officer, on October 5, 2016, our compensation committee granted Dr. Golden an option to purchase 126,000 shares of our common stock vesting as follows: 12,000 shares underlying the option vested immediately on October 5, 2016, one-fourth of the remaining shares vested on October 31, 2017 and the balance of the shares vest in a series of 36 successive equal monthly installments measured from October 31, 2017, subject to acceleration upon a change in control.

Separation and Release Agreement with Dr. Golden. On September 23, 2018, the Company entered into a separation and release agreement with Dr. Golden effective as of September 21, 2018.  In connection with his departure from the Company, Dr. Golden received certain benefits that he was entitled to receive under his employment agreement described above in connection with a termination without cause. Accordingly, under the separation and release agreement, the Company agreed (1) to pay Dr. Golden a lump sum equal to $182,500, (2) that all of Dr. Golden’s outstanding stock options will (a) vest as if Dr. Golden was employed by the Company through October 5, 2019 and (b) remain exercisable until the final termination date of such option awards under the applicable award agreement, and (3) to reimburse Dr. Golden for reasonable expenses incurred through the separation date that are reviewed and approved according to Company policy.

Employment Agreement with Mr. Reno. We entered into an employment agreement with Mr. Reno, effective August 15, 2016. The initial term of the employment agreement is from the effective date through the first anniversary of the effective date and automatically renews for an additional one year period at the end of his initial term and each anniversary thereafter, provided that at least 90 days prior to the expiration of his initial term or any renewal term the board does not notify Mr. Reno of its intention not to renew the employment period.

Mr. Reno’s employment agreement also entitles him to, among other benefits, the following compensation: (i) eligibility to receive an annual cash bonus of up to a percentage of his annual base salary as specified in his employment agreement at the sole discretion of the board and as determined by the compensation committee commensurate with the policies and practices applicable to other senior executive officers of the Company; (ii) an opportunity to participate in any stock option, performance share, performance unit or other equity based long‑term incentive compensation plan commensurate with the terms and conditions applicable to other senior executive officers (the Plans); and (iii) participation in welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent available to our other senior executive officers.

Outstanding Equity Awards at Fiscal Year‑End 2018

The following table sets forth information regarding restricted stock awards and outstanding stock options held by our named executive officers as of December 31, 2018:

			OPTION AWARDS(1)
NAME	GRANT DATE	VESTING COMMENCEMENT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Steven Gullans, Ph.D.	August 4, 2016	August 4, 2016(2)	35,000	25,000	10.00	August 3, 2026
	May 30, 2017	May 30, 2017(3)	60,000	—	10.26	May 29, 2027
	January 29, 2018	January 29, 2018(4)	15,000	45,000	10.44	January 28, 2028
	May 1, 2018	May 1, 2018(5)	50,000	—	5.56	April 30, 2028
	May 1, 2018	May 1, 2018(5)	150,000	—	5.56	April 30, 2028
	May 1, 2018	May 1, 2018(6)	100,000	—	5.56	April 30, 2028

Charles L. Bisgaier, Ph.D.	August 4, 2016	August 4, 2016(2)	87,500	62,500	10.00	August 3, 2026
	January 28, 2018	January 28, 2018(4)	12,000	36,000	10.10	January 27, 2028

Lee Golden, Ph.D.	October 5, 2016	October 5, 2016(7)(8)	95,125	—	10.80	October 4, 2026
	March 28, 2017	March 28, 2017(8)	12,917	—	11.15	March 27, 2027
	January 28, 2018	January 28, 2018(8)	64,750	—	10.10	January 27, 2028

Jeffrey Mathiesen	September 25, 2015	September 25, 2015(9)	45,093	—	3.59	September 24, 2025
	August 4, 2016	August 4, 2016(9)	157,500	—	10.00	August 3, 2026
	January 28, 2018	January 28, 2018(9)	19,000	—	10.10	January 27, 2028

Seth Reno	August 17, 2015	August 17, 2015(10)	51,299	—	2.12	August 16, 2025
	August 4, 2016	August 4, 2016(2)	87,500	62,500	10.00	August 3, 2026
	January 28, 2018	January 28, 2018(4)	12,000	36,000	10.10	January 27, 2028

 (1)All of the outstanding stock option awards were granted under our 2015 Plan unless otherwise noted.

(2)The shares underlying the option vest monthly in equal increments over a 48 month period beginning on August 4, 2016.

(3)The shares underlying the option vest monthly in equal increments over a 12 month period beginning on May 30, 2017.

(4)The shares underlying the option vest monthly in equal increments over a 48 month period beginning on January 31, 2018. Dr. Gullans is permitted to exercise unvested portions of this option, however, these shares will be subject to the same vesting schedule, and the Company will have a repurchase option for such unvested shares.

(5)The shares underlying the option vest monthly in equal increments over a 48 month period on the last day of the month beginning on May 31, 2018. Dr. Gullans is permitted to exercise unvested portions of this option, however, these shares will be subject to the same vesting schedule, and the Company will have a repurchase option for such unvested shares.

(6)The shares underlying the option vest (i) with respect to 50,000 shares, on the date that the first patient in the first Phase 3 clinical trial of gemcabene in a non-orphan indication receives the first dose of gemcabene and (ii) with respect to the other 50,000 shares, on the date when the consecutive day volume weighted average closing price of the Company’s common stock achieves a certain target, in each case, if such event occurs on or before December 31, 2019. Dr. Gullans is permitted to exercise unvested portions of this option, however, these shares will be subject to the same vesting schedule, and the Company will have a repurchase option for such unvested shares.

(7)These options were granted under the Inducement Plan.

(8)Under the separation and release agreement with Dr. Golden, the Company agreed that all of Dr. Golden’s outstanding stock options vested as if Dr. Golden was employed by the Company through October 5, 2019. All remaining options were forfeited.

(9)Under the separation and release agreement with Mr. Mathiesen, the Company agreed that all of Mr. Mathiesen’s outstanding stock options vested as if Mr. Mathiesen was employed by the Company through August 4, 2019. All remaining options were forfeited.

(10)10,000 shares underlying the option vested immediately on August 17, 2015; the balance of the shares vested in 36 monthly increments beginning on August 31, 2015.

Potential Payments Upon Termination or Change in Control

Steven Gullans

Pursuant to his employment agreement, regardless of the manner in which Dr. Gullans service terminates, he is entitled to receive amounts earned during his term of service, including salary and other benefits. The Company is permitted to terminate the employment of Dr. Gullans for the following reasons: (1) death or disability, (2) Termination for Cause (as defined below) or (3) for any other reason or no reason.

Dr. Gullans is permitted Termination for Good Reason (as defined below) of his employment. In addition, he may terminate his employment upon written notice to the Company 30 days prior to the effective date of such termination. In the event of his death during the employment period or a termination due to his disability, Dr. Gullans or his beneficiaries or legal representatives shall be provided the sum of (a) any annual base salary earned, but unpaid, for services rendered to the Company on or prior to the date on which the employment period ends and (b) the bonus that would have been payable to him subject to any performance conditions and (c) certain other benefits provided for in his employment agreement (the “Gullans Unconditional Entitlements”).

In the event of Dr. Gullans’s Termination for Cause by the Company or the termination of his employment as a result of his resignation other than a Termination for Good Reason, Dr. Gullans shall be provided the Gullans Unconditional Entitlements. In the event of (i) a Termination for Good Reason by Dr. Gullans, (ii) expiration of his employment period as a result of the Company’s decision not to extend his employment beyond the initial term or (iii) the exercise by the Company of its termination rights to terminate him other than by Termination for Cause, death or disability, Dr. Gullans shall be provided the Gullans Unconditional Entitlements and, subject to Dr. Gullans signing and delivering to the Company and not revoking a general release of claims in favor of the Company and certain related parties, the Company shall provide him a severance amount equal to (i) 1 times his annual base salary as of the termination date less the Non‑Compete Amount (if applicable) (as defined in his employment agreement) and (ii) a prorated cash bonus for the year as well as continued medical coverage for 12 months following such termination, immediate vesting of all stock options, which become immediately exercisable in accordance with the stock option award documents, subject to the same conditions that would be applicable to Dr. Gullans if he remained employed through the 18 month anniversary of the termination date and continued vesting of equity awards in accordance with the terms of the award agreements (the “Gullans Conditional Benefits”).

In the event that the Company consummates a transaction that constitutes a change in control and the options described above in Executive Compensation – Agreements with Our Named Executive Officers – Steven Gullans are not assumed, continued or substituted, then all of the unvested shares underlying such options shall fully vest and become exercisable upon the effectiveness of such change in control.

In the event of Dr. Gullans’s Termination for Good Reason, the exercise by the Company of its right to terminate Dr. Gullans other than a Termination for Cause, Mr. Gullans’s death or disability or the Company’s election not to extend the employment period upon expiration of the initial term or any renewal term, in each case, within eighteen (18) months following a change in control, Dr. Gullans shall receive (i) the Gullans Unconditional Entitlements, (ii) 1.5 times the sum of Dr. Gullans’s annual base salary and cash bonus (calculated based on the greater of Dr. Gullans’s target bonus for such year or the average bonus paid to Dr. Gullans in the prior two fiscal years), (iii) accelerated vesting of all equity awards that were assumed, continued or substituted by the surviving or acquiring corporation in the change in control and remain subject to time-based vesting conditions, if any, and (iv) the Conditional Benefits except the Severance Amount.

Under Dr. Gullans’s employment agreement, “Termination for Cause” means a termination of Dr. Gullans’s employment by the Company due to (A) an intentional act or acts of dishonesty undertaken by him and intended to result in substantial gain or personal enrichment to Dr. Gullans at the expense of the Company, (B) unlawful conduct or gross misconduct that is willful and deliberate on his part in the performance of his employment duties and that, in either event, is materially injurious to the Company, (C) his conviction of, or Dr. Gullans’s entry of a no contest or nolo contendere plea to, a felony, (D) material breach by the Dr. Gullans of his fiduciary obligations as an officer or director of the Company, (E) a persistent failure by Dr. Gullans to perform the duties and responsibilities of his employment, which failure is willful and deliberate on Dr. Gullans’s part and is not remedied within 30 days after his receipt of written notice from the Company of such failure; or (F) material breach of any terms and conditions of his employment agreement, which breach has not been cured by him within ten days after written notice thereof to Dr. Gullans from the Company. No act or failure to act on Dr. Gullans’s part shall be considered “dishonest,” “willful” or “deliberate” unless intentionally done or omitted to be done in bad faith and without reasonable belief that Dr. Gullans’s action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board shall be conclusively presumed to be done, or omitted to be done, by Dr. Gullans in good faith and in the best interests of the Company.

Under Dr. Gullans’s employment agreement, “Termination for Good Reason” means Dr. Gullans’s termination of his employment within 30 days of the Company’s failure to cure, in accordance with the procedures set forth below, any of the following events: (A) a reduction in his annual base salary as in effect immediately prior to such reduction without his written consent, unless such reduction is made pursuant to an across the board reduction applicable to all senior executives of the Company; (B) the removal of Dr. Gullans by the Company from the position of President and Chief Executive Officer; (C) a material reduction in his duties and responsibilities as in effect immediately prior to such reduction; (D) a change in his reporting relationships; or (E) a material breach of any material provision of his employment agreement by the Company to which Dr. Gullans shall have delivered a written notice to the board within 45 days of Dr. Gullans’s having actual knowledge of the occurrence of one of such events stating that he intends to terminate his employment by Termination for Good Reason and specifying the factual basis for such termination, and such event, if capable of being cured, shall not have been cured within 21 days of the receipt of such notice. Notwithstanding the foregoing, a termination shall not be treated as a Termination for Good Reason if he has consented in writing to the occurrence of the event giving rise to the claim of Termination for Good Reason.

Charles L. Bisgaier and Seth Reno

Pursuant to Mr. Bisgaier’s and Mr. Reno’s employment agreements, regardless of the manner in which their service terminates, such named executive officer is entitled to receive amounts earned during his term of service, including salary and other benefits. In addition, each of our named executive officers is eligible to receive certain benefits pursuant to his or her agreement with us described above under "—Agreements with our Named Executive Officers."

The Company is permitted to terminate the employment of Dr. Bisgaier or Mr. Reno for the following reasons: (1) death or disability, (2) Termination for Cause (as defined below) or (3) for any other reason or no reason.       Each such officer is permitted Termination for Good Reason (as defined below) of such officer's employment. In addition, each such officer may terminate his or her employment upon written notice to the Company 30 days prior to the effective date of such termination.

       In the event of such officer's death during the employment period or a termination due to such officer's disability, such officer or his or her beneficiaries or legal representatives shall be provided the sum of (a) any annual base salary earned, but unpaid, for services rendered to the Company on or prior to the date on which the employment period ends and (b) the bonus that would have been payable to such officer subject to any performance conditions and (c) certain other benefits provided for in the employment agreement (the "Unconditional Entitlements").

       In the event of such officer's Termination for Cause by the Company or the termination of such officer's employment as a result of such officer's resignation other than a Termination for Good Reason, such officer shall be provided the Unconditional Entitlements.

       In the event of a Termination for Good Reason by such officer or the exercise by the Company of its termination rights to terminate such officer other than by Termination for Cause, death or disability, such officer shall be provided the Unconditional Entitlements and, subject to such officer signing and delivering to the Company and not revoking a general release of claims in favor of the Company and certain related parties, the Company shall provide such officer a severance amount equal to (i) 0.5-1.0 (which ratio varies based on the negotiated terms in the agreement of such officer) times such officer's annual base salary as of the termination date less the Non-Compete Amount (if applicable) (as defined in his or her employment agreement) and (ii) a prorated cash bonus for the year as well as continued medical coverage for 12 months following such termination, immediate vesting of all stock options, which become immediately exercisable in accordance with the stock option award documents, subject to the same conditions that would be applicable to such officer if he or she remained employed through the end of the employment period and continued vesting of equity awards in accordance with the terms of the award agreements (the "Conditional Benefits").

       If, within two years after a change in control, the Company terminates such officer other than due to such officer's death or disability or a Termination for Cause, or such officer effects a Termination for Good Reason, the Company will pay to such officer, in a lump sum in cash within 30 days after the termination date, the aggregate of: (i) the Unconditional Entitlements; and (ii) the amount equal to the product of 1.0-1.5 (which ratio varies based on the negotiated terms in the agreement of such officer) times the sum of (y) such officer's annual base salary, and (z) the greater of the target bonus for the then current fiscal year under the Plans or any successor annual bonus plan and the average annual bonus paid to or for the benefit of such officer for the prior three full years (or any shorter period during which such officer had been employed by the Company). In addition, the Company shall provide such officer the Conditional Benefits minus such officer's severance amount. The award agreements for the options granted to our executive officers, including Dr. Bisgaier and Dr. Golden, also contain terms providing for accelerated vesting of stock options upon a change in control.

       Under the employment agreements, "Termination for Cause" means a termination of the officer's employment by the Company due to (A) an intentional act or acts of dishonesty undertaken by the officer and intended to result in substantial gain or personal enrichment to the officer at the expense of the Company, (B) unlawful conduct or gross misconduct that is willful and deliberate on the officer's part and that, in either event, is materially injurious to the Company, (C) the conviction of the officer of, or the officer's entry of a no contest or nolo contendere plea to, a felony, (D) material breach by the officer of the officer's fiduciary obligations as an officer or director of the Company, (E) a persistent failure by the officer to perform the duties and responsibilities of the officer's employment hereunder, which failure is willful and deliberate on the officer's part and is not remedied by the officer within 30 days after the officer's receipt of written notice from the Company of such failure; or (F) material breach of any terms and conditions of the respective employment agreement by the officer, which breach has not been cured by the officer within ten days after written notice thereof to the officer from the Company. No act or failure to act on the officer's part shall be considered "dishonest," "willful" or "deliberate" unless intentionally done or omitted to be done by the officer in bad faith and without reasonable belief that the officer's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board shall be conclusively presumed to be done, or omitted to be done, by the officer in good faith and in the best interests of the Company.

       Under the employment agreements, "Termination for Good Reason" means a termination of the officer's employment by such officer within 30 days of the Company's failure to cure, in accordance with the procedures set forth below, any of the following events: (A) a reduction in the officer's annual base salary as in effect immediately prior to such reduction by more than 10% without the officer's written consent, unless such reduction is made pursuant to an across the board reduction applicable to all senior executives of the Company; (B) the removal of the officer by the Company from the executive officer position held; (C) a material reduction in the officer's duties and responsibilities as in effect immediately prior to such reduction; or (D) a material breach of any material provision of the employment agreement by the Company to which the officer shall have delivered a written notice to the board within 45 days of the officer's having actual knowledge of the occurrence of one of such events stating that the officer intends to terminate the officer's employment by Termination for Good Reason and specifying the factual basis for such termination, and such event, if capable of being cured, shall not have been cured within 21 days of the receipt of such notice. Notwithstanding the foregoing, a termination shall not be treated as a Termination for Good Reason if the officer shall have consented in writing to the occurrence of the event giving rise to the claim of Termination for Good Reason.

Pursuant to his employment agreement, to the extent Mr. Reno remains employed as of the closing date of a change in control, any stock options he held as of the effective date of his employment agreement will fully vest, effective as of the closing date of the change in control.

Dr. Golden.  In connection with Dr. Golden’s termination in September 2018, the Board approved a separation and release agreement, under which Dr. Golden received a severance payment.  Dr. Golden’s separation and release agreement is described above under “—Employment Agreements with Named Executive Officers—Separation and Release Agreement with Dr. Golden”.

Mr. Mathiesen.  In connection with Mr. Mathiesen’s termination in September 2018, the Board approved a separation and release agreement, under which Mr. Mathiesen received a severance payment. Mr. Mathiesen’s separation and release agreement is described above under “—Employment Agreements with Named Executive Officers—Separation and Release Agreement with Mr. Mathiesen”.

Amended and Restated 2015 Equity Incentive Plan and Inducement Plan

Our board of directors initially adopted the 2015 Plan in April 2015, and our stockholders approved the 2015 Plan in April 2015. In April 2016, our board of directors and stockholders approved the amendment and restatement of the 2015 Plan in order to increase the share reserve under the 2015 Plan, include an “evergreen” provision, allow limited delegation of award authority to an executive officer and include certain annual limits on equity awards, which amendments became effective on August 4, 2016. In May 2018, our board of directors and stockholders approved an amendment to the amended and restated 2015 Plan to increase the number of shares of common stock reserved for issuance under the 2015 Plan by 300,000 shares without any change to the “evergreen” provision. We refer to such amended and restated plan, as amended in 2018, as the 2015 Plan.

Our board of directors adopted the Inducement Plan in September 2016, and amended the Inducement Plan in April 2018 to increase the aggregate number of shares of common stock that may be issued under the Inducement Plan. Pursuant to the Inducement Plan, as amended, we have reserved 450,000 shares of common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan was approved, amended and can be further amended to increase the number of shares reserved thereunder at any time by our board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the Inducement Plan are substantially similar to our 2015 Plan, which was approved by our stockholders.

Under the 2015 Plan and the Inducement Plan, the compensation committee may provide, in individual award agreements or in any other written agreement between a participant and us, that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change of control. Under the 2015 Plan, a change of control is generally (1) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction; (2) a consummated merger, consolidation or similar transaction immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity; (3) a consummated sale, lease or exclusive license or other disposition of all or substantially of our assets; or (4) the replacement of a majority of the directors who were on the board of directors at the time the 2015 Plan became effective, or the Incumbent Board, by directors who were not elected to the board by a majority of the directors who were sitting on the Incumbent Board. Accordingly, the compensation committee, pursuant to the individual award agreements and/or individual employment agreements, for all unvested options held by our named executive officers, except the option awards granted to Dr. Gullans in 2018 (the treatment upon a change of control of which is described in “–Potential Payment Upon a Termination or Change in Control – Steven Gullans” above) provided for accelerated vesting of such options upon a change in control.

Chief Executive Officer Pay Ratio

As an “emerging growth company” and a “smaller reporting company”, we are not required to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Non-Employee Director Compensation

Our non‑employee directors receive a mix of cash and share-based compensation intended to encourage non‑employee directors to continue to serve on our board of directors, further align the interests of the directors and stockholders, and attract new non‑employee directors with outstanding qualifications. Directors who are employees or officers of the Company do not receive any additional compensation for Board service.

Our non-employee director compensation policy became effective following the completion of our initial public offering in August 2016. Pursuant to this policy, each of our non-employee directors receives an annual retainer of $50,000. Additionally, the Chairmen of our Audit, Compensation and Nominating and Corporate Governance Committees receive an additional annual payment of $15,000, $7,500 and $5,000, respectively; and the members of each of our committees receive an additional annual payment of $5,000.

On January 29, 2018, each non-employee director was granted an option to purchase 10,800 shares of common stock, which options vest in a series of 12 equal monthly installments, subject to the director’s continued service, and will vest in full upon a change in control (as defined in the 2015 Plan).

The following table provides compensation information for the fiscal year ended December 31, 2018 for each non‑employee member of our Board.

	Fees Earned	Option
	or Paid in Cash	Awards	Total
Name	($)	($)(1)	($)
P. Kent Hawryluk(2)	62,500	65,629	128,129
Kenneth Kousky	55,000	65,629	120,629
Pedro Lichtinger	60,000	65,629	125,629
Andrew Sassine	70,000	65,629	135,629

(1)  Stock option awards were granted under the 2015 Plan. The amounts reported reflect the aggregate grant date fair value of each equity award granted to our non-employee directors during the fiscal year ended December 31, 2018, as computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 9 to the financial statements included in this Annual Report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service‑based vesting conditions.

(2)  Mr. Hawryluk resigned from the Board effective as of February 28, 2019.

As of December 31, 2018, each of the following non‑employee directors had shares underlying outstanding stock options as follows: Mr. Hawryluk, 70,800; Mr. Kousky, 78,816; Mr. Lichtinger, 102,862; and Mr. Sassine, 102,862.

As named executive officers of the Company, compensation paid to Dr. Gullans and Dr. Bisgaier for the 2017 and 2018 fiscal years is fully reflected under “Named Executive Officer Compensation Tables—Summary Compensation Table for 2018”.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our capital stock as of March 11, 2019, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 14,265,411 shares of common stock outstanding as of March 11, 2019. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of March 11, 2019. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Except as otherwise noted below, the address for each person or entity listed in the table is c/o Gemphire Therapeutics Inc., 17199 N. Laurel Park Drive, Suite 401, Livonia, Michigan 48152.

	SHARES BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER	PERCENT
Greater than 5% stockholders
Excel Ventures II GP, LLC (1)	969,851	6.8
Venrock Healthcare Capital Partners II, L.P. (2)	1,383,290	9.7
Mina Sooch (3)	1,188,383	8.1

Directors and Named Executive Officers
Charles L. Bisgaier, Ph.D.(4)	1,469,487	10.2
Andrew Sassine (5)	236,216	1.6
Jeffrey Mathiesen (6)	235,727	1.6
Seth Reno (7)	188,710	1.3
P. Kent Hawryluk(8)	184,751	1.3
Lee Golden, Ph.D. (9)	172,792	1.2
Steven Gullans, Ph.D.(10)	171,250	1.2
Pedro Lichtinger (11)	151,865	1.1
Kenneth Kousky (12)	72,001	*

All current executive officers and directors as a group (7 persons)	2,474,280	16.4

*	Represents beneficial ownership of less than one percent.

(1)Represents (i) 930,252 shares of common stock beneficially owned by Excel Ventures II GP, LLC (“Excel”) and certain of its affiliates and (ii) warrants to purchase 39,599 shares of common stock, as reported on the Schedule 13G/A filed with the SEC on February 6, 2019, and the Form 4 filed by Dr. Gullans on February 12, 2018. The address for Excel is 200 Clarendon Street, 17th floor, Boston, MA 02116.

(2)Represents 1,383,290 shares held by Venrock Healthcare Capital Partners II, L.P. (“Venrock”) and certain of its affiliates as reported on the Schedule 13G filed with the SEC on August 20, 2018. The address for Venrock is 7 Bryant Park, 23rd Floor, New York, NY 10018. Venrock and each of its affiliates reported on the Schedule 13G have shared voting power and investment power over these shares.

(3)Ms. Sooch’s employment with the Company terminated as of May 23, 2017. Represents (a) 668,732 shares of common stock held by Ms. Sooch, (b) 455,220 shares underlying options to purchase common stock that are exercisable within 60 days of March 11, 2019, (c) 39,431 shares of common stock held by the Arvinder S. Sooch Trust dated September 20, 2006, of which Ms. Sooch's spouse is the trustee and (d) 25,000 shares of common stock held in a grantor retained annuity trust. Ms. Sooch’s beneficial ownership presented herein is based on Company records as of May 2017.

(4)Represents (a) 1,248,914 shares of common stock held by Dr. Bisgaier, (b) 119,125 shares underlying options to purchase common stock that are exercisable within 60 days of March 11, 2019, (c) 82,220 shares of common stock held by The Charles L. Bisgaier Trust dated November 8, 2000, of which Dr. Bisgaier is the trustee, and (d) 19,228 shares of common stock held by Bisgaier Family, LLC, of which Dr. Bisgaier is a manager.

(5)Represents (a) 136,264 shares of common stock held by Mr. Sassine, (b) 84,112 shares underlying options to purchase common stock that are exercisable within 60 days of March 11, 2019 and (c) 15,840 shares underlying warrants to purchase common stock that are exercisable within 60 days of March 11, 2019.

(6)Represents (a) 14,134 shares of common stock held by Mr. Mathiesen and (b) 221,593 shares underlying options to purchase common stock that are exercisable within 60 days of March 11, 2019.

(7) Represents (a) 18,286 shares of common stock held by Mr. Reno and (b) 170,424 shares underlying options to purchase common stock that are exercisable within 60 days of March 11, 2019.

(8) Represents (a) 32,062 shares of common stock held by P. Kent Hawryluk, (b) 52,050 shares underlying options to purchase common stock that are exercisable within 60 days of March 11, 2019, (c) 81,889 shares of common stock held by the P. Kent Hawryluk Revocable Trust, of which Mr. Hawryluk is the trustee and (d) 18,750 shares underlying warrants to purchase common stock that are exercisable within 60 days of March 11, 2019 held by the P. Kent Hawryluk Revocable Trust, of which Mr. Hawryluk is the trustee.

(9)Represents 172,792 shares underlying options to purchase common stock that are exercisable within 60 days of March 11, 2019.

(10)Represents 171,250 shares underlying options to purchase common stock that are exercisable within 60 days of March 11, 2019.

(11)Represents (a) 59,833 shares of common stock held by Mr. Lichtinger, (b) 84,112 shares underlying options to purchase common stock that are exercisable within 60 days of March 11, 2019 and (c) 7,920 shares underlying warrants to purchase common stock that are exercisable within 60 days of March 11, 2019.

(12)Represents (a) 11,935 shares of common stock held by Mr. Kousky, and (b) 60,066 shares underlying options to purchase common stock exercisable within 60 days of March 11, 2019.

 Securities Authorized for Issuance Under Equity Compensation Plan

The following table presents information as of December 31, 2018 with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by security holders	2,595,003	8.96	757,032 (1)
Equity compensation plans not approved by security holders	205,771	9.81	244,229 (2)
Total	2,800,774		1,001,261

(1)

Includes 300,000 shares of common stock that remained available for purchase under the ESPP and 457,032 shares of common stock that remained available for issuance under our 2015 Plan. The number of shares of our common stock reserved under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2026 by the least of (1) 1.0% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and (2) 75,000 shares. The number of shares of our common stock reserved under our 2015 Plan will automatically increase on January 1 of each year, continuing through and including January 1, 2026, to an amount equal to 20% of the fully diluted shares as of December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors.

(2)	Includes 244,229 shares of common stock that remained available for issuance under our Inducement Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2017 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control and other arrangements, which are described under Part III, Item 11 “Executive Compensation” in this Report.

Investor Agreements

In connection with our Series A convertible preferred stock financing, we entered into an investor rights agreement and right of first refusal and co-sale agreement containing voting rights, information rights, rights of first refusal and co-sale and registration rights, among other things, with each of the holders of our Series A convertible preferred stock. On April 14, 2016, we amended the investor rights agreement to provide registration rights to certain holders of our convertible notes. As detailed above, certain members of our board of directors, executive officers and related parties were holders of our Series A convertible preferred stock prior to the closing of our initial public offering. These rights terminated upon the closing of our initial public offering, except for the registration rights described below. These registration rights will terminate as to a given holder of registrable securities upon the earlier of (i) five years following the closing of our initial public offering, (ii) after the consummation of a liquidation event and (iii) when freely tradeable under Rule 144 of the Securities Act.

Demand Registration Rights

At any time beginning six months after our initial public offering date, upon the written request of certain of the holders of the registrable securities then outstanding that we file a registration statement under the Securities Act covering the registration of the registrable securities having an aggregate offering price to the public of not less than $5 million, we will be obligated to notify all holders of registrable securities of such request and to use our reasonable best efforts to register the sale of all registrable securities that holders may request to be registered. We are not required to effect more than two registration statements which are declared or ordered effective. We may postpone the filing or effectiveness of a registration statement for up to 90 days once in any twelve month period if our Board determines in its good faith judgment that such registration and offering would materially and adversely affect us. As of March 11, 2019, the holders of 1,230,625 shares were entitled to these demand registration rights.

"Piggyback" Registration Rights

If we register any securities for public sale, holders of registration rights will have the right to include their shares in the registration statement. These piggyback registration rights are subject to specified conditions and limitations, including the right of the underwriters of any underwritten offering to limit the number of shares having registration rights to be included in the registration statement, but not below 30% of the total number of shares included in the registration statement. As of March 11, 2019, the holders of 1,230,625 shares were entitled to these piggyback registration rights.

Form S-3 Registration Rights

If we are eligible to file a registration statement on Form S-3, holders of at least 20% of the outstanding registrable securities will have the right to demand that we file a registration statement on Form S-3 so long as the aggregate price to the public of the securities to be sold under the registration statement on Form S-3 is at least $5 million. We are not required to effect more than two registrations on Form S-3 in any 12-month period. The right to have such shares registered on Form S-3 is further subject to other specified conditions and limitations. Upon such a request, we will be required to use our reasonable best efforts to file the registration as soon as practicable. As of March 11, 2019, the holders of 1,230,625 shares were entitled to these Form S-3 registration rights.

Indemnification Agreements

We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our amended and restated certificate of incorporation and amended and restated bylaws. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys' fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at our request. We believe that these provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Our amended and restated certificate of incorporation and amended and restated bylaws limit our directors' liability to the fullest extent permitted under Delaware corporate law. Delaware corporate law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

•	for any transaction from which the director derives an improper personal benefit;
•	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	under Section 174 of the Delaware General Corporation Law (unlawful payment of dividends or redemption of shares); or
•	for any breach of a director's duty of loyalty to the corporation or its stockholders.

If the Delaware General Corporation Law is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as so amended.

Delaware law and our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will, in certain situations, indemnify our directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to payment or reimbursement of reasonable expenses (including attorneys' fees and disbursements) in advance of the final disposition of the proceeding.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Insider Participation in Private Placement

Certain of our directors and 5% holders participated in our March 2017 private placement wherein we issued and sold units at a price of $9.47 per unit, with each unit consisting of one share of our common stock and a warrant to purchase 0.75 shares of common stock. The warrants have an exercise price of $10.40 per share and are exercisable for a period of five years from the date of issuance. The following table summarizes units purchased in the private placement by our directors and entities who held more than 5% of our outstanding capital stock at the time of the purchase.

Name	Number of Units Purchased	Aggregate Purchase Price ($)
Greater than 5% stockholders
Cormorant Asset Management, LLC	52,798	499,997.06
Excel Venture Fund II, LLC(1)	52,798	499,997.06
Directors
Pedro Lichtinger	10,559	99,993.73
Andrew Sassine	21,119	199,996.93
P. Kent Hawryluk(2)	25,000	236,750.00

(1)    Our director, Dr. Gullans, was previously a Manager of Excel.

(2)    Purchased by the P. Kent Hawryluk Revocable Trust, of which Mr. Hawryluk is the trustee.

Private Placement Registration Rights Agreement

On March 10, 2017, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Purchasers”) pursuant to which the Company, in a private placement (the “Private Placement”), agreed to issue and sell to the Purchasers units, each of which consisted of one share of the Company’s common stock, and a warrant to purchase 0.75 shares of common stock (the “Warrants”). In connection with the Private Placement, the Company entered into a Registration Rights Agreement with the Purchasers, dated as of March 10, 2017 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the shares of common stock sold in the Private Placement and the shares of common stock issuable upon exercise of the Warrants, within 30 days of the closing of the Private Placement. The Registration Rights Agreement includes customary indemnification rights in connection with the registration statement.

Insider Participation in the Follow-On Public Offering

       Excel, one of our principal stockholders and a former affiliate of our President and Chief Executive Officer, purchased 71,429 shares for an aggregate purchase price of $500,003 in our underwritten public offering that closed on February 12, 2018.

Policies and Procedures for Transactions with Related Parties

To assist the Company in complying with its disclosure obligations and to enhance the Company's disclosure controls, the Board approved a formal policy in June 2016 regarding related person transactions. A "related person" is a director, officer, nominee for director or a more than 5% stockholder (of any class of the Company's voting stock) since the beginning of the Company's last completed fiscal year, and their immediate family members. A related person transaction is any transaction or any series of transactions in which the Company was or is to be a participant, the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Specifically, the policy establishes a process for identifying related persons and procedures for reviewing and approving such related person transactions. In addition, directors and executive officers are required to complete an annual questionnaire in connection with the Company's proxy statement for its annual meeting of stockholders, which includes questions regarding related person transactions, and such persons also are required to provide written notice to the Company or outside legal counsel of any updates to such information prior to the annual meeting. Further, the Company's legal, financial and other departments have established additional procedures to assist the Company in identifying existing and potential related person transactions and other potential conflict of interest transactions, including policies and procedures designed to comply with Auditing Standard No. 18 issued by the Public Company Accounting Oversight Board.

The audit committee and/or the independent directors of the Board review such proposed business transactions to ensure that the Company's involvement in such transactions is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party and is in the best interests of the Company and its stockholders.

In addition, under the Code of Business Conduct and Ethics, the Company's employees, officers and directors are discouraged from entering into any transaction that may cause a conflict of interest for the Company. In addition, they must report any potential conflict of interest, including related person transactions, to their supervisor or the compliance officer, as defined in the Code of Business Conduct and Ethics.

Director Independence

Our common stock is listed on the Nasdaq Global Market (“Nasdaq”). Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s Board. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, compensation committee members must not have a relationship with us that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board of directors committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that persons who served as members of our Board during 2018 were, and all current members of our Board are, “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq, except Dr. Gullans, our President and Chief Executive Officer, and Dr. Bisgaier, our Chairman and Chief Scientific Officer. Each member who served on our audit committee, compensation committee and nominating and corporate governance committee in 2018 met, and each current member of our audit committee, compensation committee and nominating and corporate governance committee meets, the requirements for independence under the current Nasdaq and SEC rules and regulations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee has considered the scope and fee arrangements for all services provided by Ernst & Young, taking into account whether the provision of non-audit-related services is compatible with maintaining Ernst & Young’s independence. We retained Ernst & Young to provide services in the following categories and amounts, and the following table presents fees for professional audit services rendered by Ernst & Young for the audit of our annual financial statements for the years ended December 31, 2018 and 2017.

FEE CATEGORY	FISCAL YEAR 2018	FISCAL YEAR 2017
Audit fees(1)	$270,315	$362,560
Audit-related fees(2)	—	—
Tax fees(3)	—	$4,000
All other fees(4)	—	—
Total fees	$270,315	$366,560

(1)

Audit fees include fees for professional services provided by Ernst & Young in connection with the audit of our financial statements, review of our quarterly financial statements, and related services that are typically provided in connection with registration statements.

(2)

Audit-related fees include fees billed for assurance and related services reasonably related to the performance of the audit of our financial statements. There were no audit related fees billed by Ernst & Young in 2018 or 2017.

(3)	Tax fees relate to permissible services for technical tax advice related to federal and state income tax matters.
(4)	There were no other fees billed by Ernst & Young for any other services in 2018 or 2017.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee generally pre-approves all audit and permitted non-audit and tax services provided by the independent registered public accounting firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. Our audit committee may also pre-approve particular services on a case-by-case basis. All of the services relating to the fees described in the table above were approved by our audit committee.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

  1. Financial Statements

    See Index to Financial Statements at Item 8 herein.

  2. Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning	Additions			Ending
	Balance of	Charged to	Charged to		Balance of
Description	Period	Costs and Expenses	Paid in Capital	Releases	Period

(in thousands)

For the Year Ended December 31, 2016
Valuation allowance for deferred taxes	$3,657	$5,937	$(274)	$—	$9,320
For the Year Ended December 31, 2017
Valuation allowance for deferred taxes	$9,320	$6,861	$—	$—	$16,181
For the Year Ended December 31, 2018
Valuation allowance for deferred taxes	$16,181	$6,685	$—	$—	$22,866

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
4.4

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

10.21*	Amendment to Inducement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on April 12, 2018).
10.22*

Employment Agreement between Gemphire Therapeutics Inc. and Dr. Steve Gullans dated May 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on May 3, 2018).

10.23*

Amendment to the Gemphire Therapeutics Inc. Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on May 24, 2018).

10.24+

Amended and Restated License Agreement effective August 2, 2018 by and between Gemphire Therapeutics Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on August 6, 2018).

10.25

First Amendment to Loan and Security Agreement, dated as of July 31, 2018, by and between Gemphire Therapeutics Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on August 6, 2018).

10.26*	Employment Agreement by and between the Registrant and Seth Reno.
10.27*

Separation and Release Agreement with Jeffrey S. Mathiesen dated as of September 21, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q, File No. 001-37809, filed on November 8, 2018).

10.28*

Separation and Release Agreement with Dr. Lee Golden dated as of September 21, 2018  (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 10-Q, File No. 001-37809, filed on November 8, 2018).

23.1	Consent of Ernst &Young LLP
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
+	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment request under Rule 406 promulgated under the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019	GEMPHIRE THERAPEUTICS INC.

	By:	/S/ STEVEN GULLANS
Steven Gullans, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ STEVEN GULLANS	President and Chief Executive Officer	March 15, 2019
Steven Gullans, Ph.D.	(Principal Executive Officer and Principal Financial Officer)

/s/ Charles l. bisgaier, Ph.D.	Chief Scientific Officer and Chairman of the	March 15, 2019
Charles L. Bisgaier, Ph.D.	Board of Directors

/s/ KENNETH KOUSKY	Member of the Board of Directors	March 15, 2019
Kenneth Kousky

/s/ PEDRO LICHTINGER	Member of the Board of Directors	March 15, 2019
Pedro Lichtinger

/s/ ANDREW SASSINE	Member of the Board of Directors	March 15, 2019
Andrew Sassine