Form 10-Q
period 2019-06-30
Gemphire Therapeutics Inc.
filed 2019-08-09
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of August 6, 2019 was 14,872,411.

Gemphire Therapeutics Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Gemphire Therapeutics Inc.

Condensed Balance Sheets

(in thousands, except share amounts and par value)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,643	$18,954
Restricted cash	15	—
Prepaid expenses	252	715
Other assets	78	17
Total current assets	3,988	19,686
Right-of-use assets and deposits	26	8
Total assets	$4,014	$19,694
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,668	$2,044
Accrued liabilities	382	438
Term loan - current portion	—	9,437
Total current liabilities	2,050	11,919
Long-term liabilities:
Other liabilities	—	1
Total liabilities	2,050	11,920
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2019 and December 31, 2018, no shares issued or outstanding as of June 30, 2019 and December 31, 2018.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2019 and December 31, 2018, 14,265,411 shares issued and outstanding at June 30, 2019 and December 31, 2018.	22	22
Additional paid–in capital	92,774	91,863
Accumulated deficit	(90,832)	(84,111)
Total stockholders’ equity	1,964	7,774
Total liabilities and stockholders’ equity	$4,014	$19,694

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
General and administrative	$1,115	$2,574	$2,522	$4,661
Research and development	1,234	3,960	2,627	8,937
Total operating expenses	2,349	6,534	5,149	13,598
Loss from operations	(2,349)	(6,534)	(5,149)	(13,598)
Interest income (expense), net	10	(144)	(820)	(304)
Other expense	(581)	—	(752)	—
Loss before income taxes	(2,920)	(6,678)	(6,721)	(13,902)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(2,920)	(6,678)	(6,721)	(13,902)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(2,920)	$(6,678)	$(6,721)	$(13,902)
Net loss per share:
Basic and diluted (Note 9)	$(0.20)	$(0.47)	$(0.47)	$(1.04)
Number of shares used in per share calculations:
Basic and diluted	14,265,411	14,232,313	14,265,411	13,340,941

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid–In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2018	—	$—	10,633,042	$18	$64,397	$(60,474)	$3,941
Issuance of common stock	—	—	3,592,858	4	25,146	—	25,150
Issuance costs	—	—	—	—	(2,093)	—	(2,093)
Exercise of stock options	—	—	6,413	—	23	—	23
Share–based compensation — employee	—	—	—	—	1,019	—	1,019
Share–based compensation — non–employee	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(7,224)	(7,224)
Balance at March 31, 2018	—	$—	14,232,313	$22	$88,493	$(67,698)	$20,817
Share–based compensation — employee	—	—	—	—	908	—	908
Share–based compensation — non–employee	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(6,678)	(6,678)
Balance at June 30, 2018	—	$—	14,232,313	$22	$89,402	$(74,376)	$15,048

Balance at January 1, 2019	—	$—	14,265,411	$22	$91,863	$(84,111)	$7,774
Share–based compensation — employee	—	—	—	—	473	—	473
Net loss	—	—	—	—	—	(3,801)	(3,801)
Balance at March 31, 2019	—	$—	14,265,411	$22	$92,336	$(87,912)	$4,446
Share–based compensation — employee	—	—	—	—	438	—	438
Net loss	—	—	—	—	—	(2,920)	(2,920)
Balance at June 30, 2019	—	$—	14,265,411	$22	$92,774	$(90,832)	$1,964

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Operating activities
Net loss	$(6,721)	$(13,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	911	1,929
Non-cash discount amortization on term loan	822	154
Change in assets and liabilities:
Prepaid expenses and other assets	384	(223)
Accounts payable	(376)	(1,456)
Accrued and other liabilities	(57)	(16)
Net cash used in operating activities	(5,037)	(13,514)
Investing activities
Net cash provided by (used in) investing activities	—	—
Financing activities
Repayment of principal	(10,259)	—
Exercise of stock options	—	23
Proceeds from sale of common stock	—	25,150
Offering costs	—	(2,093)
Net cash (used in) provided by financing activities	(10,259)	23,080
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,296)	9,566
Cash, cash equivalents and restricted cash at beginning of period	18,954	18,473
Cash, cash equivalents and restricted cash at end of period	$3,658	$28,039
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$75	$232
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,643	$28,039
Restricted cash	15	—
Total cash, cash equivalents and restricted cash	$3,658	$28,039

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

1. The Company and Basis of Presentation

The Company, headquartered in Livonia Michigan, is a clinical‑stage biopharmaceutical entity focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life threatening cardiovascular disease, particularly orphan indications as well as NAFLD/NASH (nonalcoholic fatty liver disease/non-alcoholic steatohepatitis). The Company’s primary activities to date have been conducting research and development activities, planning and conducting clinical trials, performing business and financial planning, recruiting personnel and raising capital. On July 24, 2019, the Company entered into a definitive agreement (the “Merger Agreement”) with GR Merger Sub Inc., a Delaware corporation and the Company’s wholly owned subsidiary (“Merger Sub”), and NeuroBo Pharmaceuticals, Inc., a Delaware corporation (“NeuroBo”), pursuant to which Merger Sub will merge with and into NeuroBo, with NeuroBo surviving as a wholly owned subsidiary of the Company in an all-stock transaction (the “Merger”). (See Note 14 – Subsequent Events.)

The Company is subject to certain risks, which include risks related to the proposed Merger and the need to research, develop, and clinically test potentially therapeutic products, initially one product candidate gemcabene (also known as CI‑1027); obtain regulatory approval for its products and commercialize them around the world, if approved; expand its management scientific staff; finance its operations; and find collaboration partners to further advance development and commercial efforts.

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

Capital Requirements

The Company has sustained operating losses since inception and expects such losses to continue over the next several years. Management plans to continue financing the Company’s operations with equity and/or debt issuances. The Company’s management believes the Company’s cash and cash equivalents on hand are not adequate to fund the Company’s operations for at least the next 12 months (see Going Concern section below). If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate part or all of its research and development programs or discontinue its operations.

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

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), the Company has disclosed its conclusions regarding whether there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements.

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2019, the Company had an accumulated deficit of $90.8 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $3.6 million at June 30, 2019 are not sufficient to fund the Company's current operating plan for at least twelve months after the date the condensed financial statements are issued. The Company has no current source of revenue to sustain its present activities and does not expect to generate revenue until, and unless, the Food and Drug Administration (FDA) or other regulatory authorities approve, and the Company successfully commercializes, gemcabene or any other product candidate it may pursue in the future or unless certain development and commercialization milestones are met under the Beijing SL Agreement (See Note 14 – Subsequent Events). Until such time, if ever, the Company expects to finance its cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. The Company does not have any committed external source of funds beyond the upfront gross payment of $2.5 million due from Beijing SL under the Beijing SL Agreement (See Note 14 – Subsequent Events)  and there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, or the proposed Merger is not consummated, the Company may have to significantly reduce or terminate its operations or delay, further scale back or discontinue the development of gemcabene or the board of directors may elect to dissolve and liquidate the Company’s assets. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

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

Research and Development Expenses

Research and development expenses consist of costs incurred in performing research and development activities, including compensation for research and development employees, costs associated with preclinical studies and trials, regulatory activities, manufacturing activities to support clinical activities, license fees, non‑legal patent costs, fees paid to external service providers that conduct certain research and development activities, clinical costs and an allocation of overhead expenses. Research and development costs are expensed as incurred.

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

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

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

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

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

3. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued compensation and other payroll liabilities	$20	$137
Legal costs	269	106
Accrued interest	—	43
Lease liability	18	—
Other research and development expenses	54	135
Other general and administrative expenses	21	17
Total	$382	$438

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

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

The obligations, liabilities, covenants, and terms that are expressly specified in the Loan Agreement and any other related loan and collateral security documents issued by the Company to SVB in connection with the transaction evidenced by the Loan Agreement as surviving termination shall continue to survive notwithstanding the payment, including without limitation, the Company’s indemnity obligations and the Company’s obligation to pay to SVB a success fee of 3.5% of the funded principal amount of the Term Loan in the event any of the following occur on or before 5:00 PM, Eastern time, on July 24, 2024: (a) the Company receives FDA approval for any new drug application for gemcabene, (b) a sale or other transfer of all or substantially all of the assets of the Company occurs, (c) a merger or consolidation of the Company with or into another person or entity occurs where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor immediately following such transaction or (d) any sale by the holders of the Company’s outstanding voting equity securities where such holders do not continue to hold at least a majority of the Company’s issued and outstanding voting equity securities immediately following the consummation of such transaction. The Merger, upon completion, will trigger a success fee of $350,000 (See Note 14 - Subsequent Events). The Warrant to purchase 36,000 shares (subject to adjustment) of the Company’s common stock dated as of July 31, 2018 between the Company and SVB remains outstanding and exercisable in accordance with its terms.

The Company was required to reserve $15,000 in cash related to a SVB commercial credit card arrangement in February 2019 upon the prepayment of the Term Loan. The cash reserve is reflected as restricted cash in the accompanying condensed balance sheets.

5. Commitments and Contingencies

Pfizer License Agreement

In April 2011, the Company and Pfizer Inc. (Pfizer) entered into an exclusive license agreement for the clinical product candidate gemcabene, which was subsequently amended and restated in August 2018 (as so amended, the Pfizer Agreement). In exchange for this worldwide exclusive license to certain patent rights and a non-exclusive royalty bearing right and license to certain related data to make, use, develop, commercialize, import and otherwise exploit the clinical product candidate gemcabene, the Company agreed to certain milestone and royalty payments on future sales (See Note 6 — License Agreement). As of June 30, 2019, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the Pfizer Agreement, and as such, no liabilities were recorded related to the Pfizer Agreement.

Other Agreements

In May 2016, the Company entered into a non-cancellable lease agreement for its headquarters location, commencing in the third quarter of 2016. The initial term of the agreement is 3 years with an initial monthly base rent of approximately $8,400 and increasing to approximately $8,900 during the last year of the lease term. The total rent expense under this operating classified lease was $26,000 during the three month periods ended June 30, 2019 and 2018, respectively, and $52,000 during the six month periods ended June 30, 2019 and 2018, respectively.

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

Supplemental cash flow information related to the operating lease was as follows (in thousands):

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018

Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$53	$52

Right-of -use assets obtained in exchange for lease obligations:
Operating leases	$70	$-

Supplemental balance sheet information related to the operating lease was as follows (in thousands, except weighted average data):

	As of	As of
	June 30, 2019	December 31, 2018

Right-of-use assets	$18	$68

Lease liability	$18	$70

Weighted average remaining lease term	0.2 years	0.7 years
Weighted average discount rate	5.5%	5.5%

Maturity of the lease liability was as follows (in thousands):

As of
June 30, 2019
2019 (period from July 1, 2019 to December 31, 2019)	$18

Total lease payments	$18
Less imputed interest	-
Total	$18

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

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

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

On March 31, 2015, upon the closing of the Series A preferred stock financing, the Company issued 675,250 shares of its common stock, at a fair market value of $0.9 million, to Pfizer in connection with the first equity payment, pursuant to which Pfizer became the owner of more than 5% of the Company’s capital stock. The transaction was recorded as acquired in‑process research and development expenses based on the fair value of the common shares issued since no processes or activities that would constitute a “business” were acquired and none of the rights and underlying assets acquired had alternative future uses or reached a stage of technological feasibility. None of the other milestone or royalty payments were triggered as of June 30, 2019.

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

7. Stockholders’ Equity

Common Stock

The Company had 14,265,411 shares of its common stock issued and outstanding as of June 30,  2019 and December 31, 2018. Voting, dividend and liquidation rights of the holders of the common stock are subject to the Company’s articles of incorporation, corporate bylaws and underlying shareholder agreements.

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

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

Warrants

During the three and six month periods ending June 30, 2019 and 2018,  no warrants were exercised. As of June 30, 2019 and December 31, 2018, warrants to purchase 1,014,204 shares of common stock were outstanding.

Dividend Rights

Common stockholders are entitled to receive dividends at the sole discretion of the board of directors of the Company. There have been no dividends declared on common stock as of June 30, 2019.

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

8. Share‑Based Compensation

Share-based compensation expense was included in general and administrative and research and development expenses as follows in the accompanying condensed statements of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative	$275	$436	$559	$1,147
Research and development	163	473	352	782
Total share-based compensation	$438	$909	$911	$1,929

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

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

became effective immediately upon the execution and delivery of the underwriting agreement related to the IPO. The A&R 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity awards, as well as performance cash awards.

Under the A&R 2015 Plan, the number of shares of common stock reserved for issuance thereunder automatically increases on January 1st of each year, for a period of 10 years commencing on January 1, 2017 and ending on (and including) January 1, 2026, to an amount equal to 20% of the Company’s fully-diluted shares as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the shares reserved for such year, or that the increase in shares reserved for such year will be less than would have otherwise been allowed under the provision. Effective January 1, 2019,  501,001 shares were added to the A&R 2015 Plan under the share reserve provision. As a result, the total shares available under the A&R 2015 Plan for future issuance was 1,030,583  shares as of June 30, 2019.

Inducement Plan

In September 2016, the Company’s board of directors approved the Company’s Inducement Plan (the Inducement Plan). The Company initially reserved 300,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The Plan was approved by the Company’s board of directors without stockholder approval pursuant to Rule 5635(c)(4), and the terms and conditions of the Plan are substantially similar to the Company’s stockholder-approved A&R 2015 Plan. The total shares available under the Inducement Plan for future issuance was 249,479 shares as of June 30, 2019.

2016 Employee Stock Purchase Plan

In April 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (the ESPP) in order to enable eligible employees to purchase shares of the Company’s common stock at a discount following the effective date of the IPO. The Company’s stockholders also approved the ESPP in April 2016 and the ESPP became effective immediately upon the execution and delivery of the underwriting agreement related to the IPO. The Company initially reserved 150,000 shares of common stock for issuance under the ESPP. As of June 30, 2019,  no shares have been purchased under the ESPP.

During the three months ended June 30, 2019 and 2018, the Company granted an aggregate of zero and 350,000 stock options, respectively, and zero and 822,000 stock options during the six months ended June 30, 2019 and 2018, respectively, under the A&R 2015 Plan and the Inducement Plan to its officers, directors, employees and consultants, generally vesting over a four-year period. The weighted average grant date fair value for option shares granted during the three and six months ended June 30, 2018  was $3.57 and $5.07  per share, respectively.

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

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

The weighted‑average assumptions used in the Black‑Scholes option‑pricing and Monte Carlo simulation models are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Expected stock price volatility	—	66.0%	—	66.3%
Expected life of options (years)	—	5.7	—	5.8
Expected dividend yield	—	0%	—	0%
Risk free interest rate	—	2.9%	—	2.7%

During the three months ended June 30, 2019 and 2018,  87,021  and 127,062 stock options vested, respectively, and 166,133 and 307,410 stock options vested during the six months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019 and 2018,  70,800 and 111,389 stock options were forfeited, respectively, and 77,800 and 114,889 stock options were forfeited during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019,  2,722,973 stock options were outstanding, 1,930,014 stock options were vested and 1,280,062 shares in the aggregate were available for future issuance under the A&R 2015 and Inducement Plans.

Unrecognized share‑based compensation cost for stock options issued under the A&R 2015 Plan and the Inducement Plan was $2.8 million as of June 30, 2019. The unrecognized share‑based expense is expected to be recognized over a weighted average period of 1.1 years.

9. Net Loss Per Common Share

Basic earnings or loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s stock options and warrants are considered common stock equivalents while outstanding for this purpose. Diluted earnings are computed utilizing the treasury method for stock options and warrants. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti‑dilutive given the net loss reported for the three and six months ended June 30, 2019 and 2018. The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Numerator:
Net loss attributed to common stockholders	$(2,920)	$(6,678)	$(6,721)	$(13,902)

Denominator:
Basic and diluted weighted average common shares outstanding	14,265,411	14,232,313	14,265,411	13,340,941
Basic and diluted net loss per share	$(0.20)	$(0.47)	$(0.47)	$(1.04)

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti‑dilutive during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Stock options	2,722,973	3,164,838	2,722,973	3,164,838
Warrants	1,014,204	978,204	1,014,204	978,204

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

As of June 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, other assets, accounts payable, accrued liabilities and other liabilities approximated their carrying values because of the short‑term nature of these assets or liabilities. The estimated fair value of the Company’s Term Loan while outstanding was based on amortized cost which was deemed to approximate fair value. There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2019 and 2018.

There were no instruments measured on a recurring fair value basis as of June 30, 2019 and December 31, 2018. In addition, no financial instruments were measured on a non‑recurring basis for any of the periods presented.

11. Income Taxes

The effective tax rate for the three and six month periods ended June 30, 2019 and 2018 was zero percent. As a result of the analysis of all available evidence as of June 30, 2019 and December 31, 2018, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three and six  month periods ended June 30, 2019 and 2018. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

12. Defined Contribution Plan

The Company adopted a 401(k) defined contribution plan on September 5, 2017, effective as of January 1, 2017, for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the plan subject to federal law limits. Effective January 1, 2018, the Company began matching contributions on deferrals at 100% of deferrals up to 3% of one’s contributions and 50% on deferrals over 3%, but not exceeding 5% of one’s contributions in order to satisfy certain non-discrimination tests required by the Internal Revenue Code. Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches vest over a six-year period

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

beginning on the second anniversary of an employee’s date of hire. The amount of matching contributions made during the three month periods ended June 30, 2019 and 2018 was $19,000 and $29,000, respectively, and $47,000 and $54,000 during the six month periods ended June 30, 2019 and 2018, respectively.

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

14. Subsequent Events

License Agreement with Beijing SL

On July 23, 2019, the Company entered into a License and Collaboration Agreement (the “Beijing SL Agreement”) with Beijing SL Pharmaceutical Co., Ltd. (“Beijing SL”), pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, gemcabene in mainland China, Hong Kong, Macau and Taiwan (each, a “region,” and collectively, the “Territory”).

Under the terms of the Beijing SL Agreement, Beijing SL will be responsible, at its expense, for developing and commercializing products containing gemcabene (each, a “Licensed Product”) in the Territory, with certain assistance from the Company. To the extent mutually agreed to in writing, the Company and Beijing SL will collaborate on the Phase 3 clinical trial for homozygous familial hypercholesterolemia or other clinical trials with the Company as the sponsor designed to enroll patients both inside and outside the Territory (a “Global Study”), but Beijing SL will be responsible, at its expense, for the conduct of any Global Study to the extent solely in the Territory, subject to the Company’s final decision making authority, and the Company will be responsible, at its expense, for the conduct of any Global Study to the extent solely outside of the Territory. Under a territory development plan, the parties shall develop Licensed Products with respect to the Territory. Beijing SL will be responsible for development activities, including non-clinical and clinical studies directed at obtaining regulatory approval of the Licensed Product in the Territory. Beijing SL has agreed to use commercially reasonable efforts to commercialize the Licensed Products for each indication that receives regulatory approval in the Territory and shall prepare and present a commercialization plan that shall be subject to approval by the joint steering committee.

Pursuant to the Beijing SL Agreement, Beijing SL will make an upfront gross payment of $2.5 million to the Company within 45 days of the effective date of the Beijing SL Agreement. Additionally, with respect to each Licensed Product, the Company will be eligible to receive (i) payments for specified developmental and regulatory milestones (including submission of a new drug application to China’s National Medical Product Administration, dosing of the first patient in a phase 3 clinical trial in mainland China and regulatory approval for the first and each additional indication of a Licensed Product in the Territory) totaling up to $6 million in the aggregate and (ii) payments for specified global net sales milestones of up to $20 million in the aggregate multiplied by the ratio of the net sales of a Licensed Product sold by Beijing SL in the Territory divided by the global net sales of a Licensed Product, which net sales milestone payments are payable once, upon the first achievement of such milestone.

Beijing SL will also be obligated to pay the Company tiered royalties ranging from the mid-teens to twenty percent on the net sales of all Licensed Products in the Territory until the latest of (a) the date on which any applicable regulatory exclusivity with respect to such Licensed Product expires in such region, (b) the expiration or abandonment of the last valid patent claim or joint patent claim covering such Licensed Product in each region and (c) the fifth anniversary of the first commercial sale of such Licensed Product in such region (the “Royalty Term”). Future milestone payments under the Beijing SL Agreement, if any, are not expected to begin for at least one year and will extend over a number of subsequent years. The Company cannot determine the date on which Beijing SL’s potential royalty payment obligations

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

to the Company would expire because Beijing SL has not yet developed any Licensed Products under the Beijing SL Agreement and therefore the Company cannot at this time identify the date of the first commercial sale or the periods of any regulatory exclusivity or patent claims with respect to any Licensed Product.

On a Licensed Product-by-Licensed Product and region-by-region basis upon the expiration of the Royalty Term, the license granted to Beijing SL shall be deemed perpetual, fully paid-up and royalty free with respect to such Licensed Product in such region. Either party may terminate the Agreement (x) with written notice for the other party’s material breach following a cure period or (y) if the other party becomes subject to certain insolvency proceedings. In addition, the Company may terminate the agreement in its entirety if Beijing SL or its affiliates or sublicensees commence a proceeding challenging the validity, enforceability or scope of any of the Company’s patents.

To the extent rights granted to Beijing SL under the Beijing SL Agreement are controlled by the Company pursuant to the Pfizer Agreement between Gemphire and Pfizer, such rights are subject to the terms and conditions of such agreement with Pfizer, and Beijing SL has agreed to comply with such terms and conditions.

The Beijing SL Agreement contemplates that Beijing SL and the Company shall, no later than 60 days following the effective date of the Beijing SL Agreement, negotiate in good faith and execute a clinical supply agreement and, no later than twelve months prior to the anticipated date of the first commercial sale of a Licensed Product, if any, negotiate in good faith and execute a commercial supply agreement, pursuant to which Beijing SL shall purchase from the Company, and the Company shall use commercially reasonable efforts to supply, gemcabene or Licensed Product for clinical or commercial purposes, as applicable, until manufacturing and regulatory transfers are complete.

Each of the Company and Beijing SL has agreed to indemnify the other party against certain losses and expenses relating to the development or commercialization of a Licensed Product by the indemnifying party, the negligence or willful misconduct of the indemnifying party or its directors, officers, employees or agents or a breach of the indemnifying party’s representations, warranties or covenants.

Merger Agreement with NeuroBo

On July 24, 2019, the Company entered into the Merger Agreement with NeuroBo pursuant to which, the Company’s wholly owned subsidiary, Merger Sub, will merge with and into NeuroBo, with NeuroBo surviving as a wholly owned subsidiary of the Company, in an all-stock transaction. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each share of NeuroBo common stock outstanding immediately prior to the Effective Time (excluding shares held as treasury stock, held by NeuroBo and dissenting shares) will be converted into the right to receive shares of Gemphire common stock equal to the Exchange Ratio described below; and (b) each outstanding NeuroBo stock option that has not previously been exercised prior to the Effective Time will be assumed by the Company.

Under the exchange ratio formula in the Merger Agreement (the “Exchange Ratio”), upon the closing of the Merger, on a pro forma basis and based upon the number of shares of common stock expected to be issued in the Merger, former Company security holders immediately prior to the Merger are expected to own approximately 4.06% of the combined company and former NeuroBo security holders immediately prior to the Merger are expected to own approximately 95.94% of the combined company, on a fully-diluted basis and assuming that the Company has the minimum net cash amount of negative $3 million at closing and that NeuroBo raises the minimum required amount of $24,240,000 in its Series B Preferred Stock financing described below. The ownership percentages are subject to adjustment to the extent that the Company’s net cash at the Effective Time is negative or to reflect aggregate gross proceeds received by NeuroBo in its financing before the closing of the Merger above the minimum required amount and up to and including $50 million.

Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the Company’s stockholders and NeuroBo’s stockholders, the continued listing of the common stock on the Nasdaq Capital

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

Market, the conversion of all NeuroBo preferred stock and NeuroBo convertible notes into NeuroBo common stock and satisfaction by the Company of a minimum parent cash amount of negative $3 million at closing.

Prior to signing the Merger Agreement, NeuroBo entered into subscription agreements with investors for a Series B Preferred Stock financing for approximate gross proceeds of $24,240,000, the minimum required amount under the Merger Agreement, and may enter into additional subscription agreements and receive additional proceeds between signing and closing of the Merger.

The Merger Agreement contains certain termination rights for both the Company and NeuroBo, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $1,000,000, or in some circumstances reimburse the other party’s expenses up to a maximum of $500,000.

Following the closing of the Merger, NeuroBo’s Chief Executive Officer, John L. Brooks III, will serve as Chief Executive Officer of the Company and the board of directors of the Company will be six directors, consisting of five directors designated by NeuroBo and Steven Gullans, the Company’s current President and Chief Executive Officer.

Contingent Value Rights Agreement

At the Effective Time, the Company will enter into a Contingent Value Rights Agreement (the “CVR Agreement”). Pursuant to the Merger Agreement and the CVR Agreement, for each share of the Company’s common stock held, stockholders of record as of immediately prior to the Effective Time will receive one contingent value right (“CVR”) entitling such holders to receive in the aggregate, 80% of the Gross Consideration (as defined in the CVR Agreement which contemplates the post-Merger combined company’s prior retention of an aggregate of $500,000) less other Permitted Deductions (each as defined in the CVR Agreement) received during the 15-year period after the closing of the Merger (the “CVR Term”) from the grant, sale or transfer of rights to the Company’s product candidate gemcabene (other than a grant, sale or transfer of rights involving a sale or disposition of the post-Merger combined company) that is entered into during the 10-year period after the closing of the Merger or pursuant to the Beijing SL Agreement, but not including the $2.5 million upfront gross payment pursuant to the Beijing SL Agreement. Under the CVR Agreement, the combined company agreed to commit $1 million to support the further development of gemcabene through the quarter ending March 31, 2020, to be funded following execution of the Beijing SL Agreement and the receipt by the Company of the $2.5 million upfront gross payment payable under the Beijing SL Agreement. The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will be effective prior to the closing of the Merger and will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder, unless and until earlier terminated upon termination of the Merger Agreement.

Change in Control Payments and Severance Awards

On July 24, 2019, the Company entered into amendments to the employment agreements (the “Amendments”) of Dr. Steven Gullans, Chief Executive Officer and President, Dr. Charles Bisgaier, Chief Scientific Officer and Chairman of the board of directors, and Seth Reno, Chief Commercial Officer (the “Executives”) to reduce the cash severance obligation owed to each Executive in connection with the termination of their employment upon the closing of the Merger. Pursuant to the Amendments, if the Merger is completed, each of Dr. Gullans, Dr. Bisgaier and Mr. Reno will receive a lump sum cash payment within thirty days after the effective date of the Merger in an amount equal to $75,000,  $330,000 and $297,536, respectively, subject to a reduction for withholding tax, in lieu of the cash compensation such Executives would otherwise be entitled to receive in connection with a termination following a change in control pursuant to such Executives’ employment agreements.

In connection with the Executives agreeing to the Amendments, on July 24, 2019, the Company issued each of Dr. Gullans, Dr. Bisgaier and Mr. Reno a restricted stock award representing 300,000,  100,000 and 100,000 shares,

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

respectively, of common stock. The restricted stock awards were made pursuant to Restricted Stock Grant Notices and Restricted Stock Agreements (the “Award Agreements”). Such Award Agreements provide that such shares shall fully vest immediately prior to the Effective Time, provided that the Executive has executed and delivered to the Company a release and waiver of claims and such release is not subsequently revoked. The Company shall automatically reacquire for no consideration all unvested shares upon the earliest to occur of (i) the Executive’s termination of continuous service (unless such termination results from the completion of the Merger prior to March 31, 2020) or (ii) March 31, 2020 if the Merger has not been completed. The Award Agreements provide that the holders shall have all rights and privileges of a holder of common stock, including for purposes of voting and receiving dividends.

Grants were also made to the Company’s non-employee directors (45,000 shares of restricted stock in the aggregate) and employees (62,000 shares of restricted stock in the aggregate) pursuant to Award Agreements on July 24, 2019. The non-employee director Award Agreements do not require the execution and delivery of a release and waiver of claims.

On July 23, 2019, the Company’s non-employee directors agreed to waive payment of the cash retainer for the remainder of 2019 otherwise payable to such directors pursuant to the Company’s non-employee director compensation policy.

Nasdaq Compliance

On August 8, 2019, the Company received a notice from the Nasdaq Stock Market (“Nasdaq”) stating that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock was below the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until February 4, 2020, to regain compliance with the Minimum Bid Price Rule. To regain compliance with the Minimum Bid Price Rule, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company regains compliance with the Minimum Bid Price Rule, Nasdaq will provide the Company with written confirmation and will close the matter.

If the Company does not regain compliance with the rule by February 4, 2020, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would need to meet the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that the Company will not be able to cure the deficiency, or if the Company is not eligible for a second compliance period, Nasdaq will notify the Company that its common stock will be subject to delisting. In the event of such a notification, the Company may appeal the determination, but there can be no assurance Nasdaq would grant the Company’s request for continued listing.

The notice has no immediate impact on the listing of the Company’s common stock, which will continue to trade on The Nasdaq Capital Market under the symbol “GEMP”. The Company believes that the completion of its proposed Merger with NeuroBo, including the reverse stock split of the Company’s common stock contemplated by the Merger Agreement, will address the Nasdaq compliance matter described above. The Company will continue to monitor the bid price of its common stock and consider various other options available to it if its common stock does not trade at a level that is likely to regain compliance. See Part II “Other Information,” Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

As described below, on July 24, 2019, we entered into a Merger Agreement with NeuroBo pursuant to which our wholly owned subsidiary, Merger Sub, will merge with and into NeuroBo, with NeuroBo surviving as a wholly owned subsidiary of the Company in an all-stock transaction.

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

To date, our primary activities have been conducting research and development activities, planning and conducting clinical trials, performing business and financial planning, recruiting personnel and raising capital. We do not have any products approved for sale and have not generated any revenue. We do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve, and we successfully commercialize, gemcabene or any other product candidate we may pursue in the future or unless certain development and commercialization milestones are met under the Beijing SL Agreement. Refer to Note 14— “Subsequent Events” to our condensed financial statements included in Part I “Financial Information”, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Our net losses were $2.9 million and $6.7 million during the three month periods ended June 30, 2019 and 2018, respectively, and our net losses were $6.7 million and $13.9 million during the six month periods ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $90.8 million. Our net losses may fluctuate significantly from quarter‑to‑quarter and year‑to‑year, depending on the timing of our preclinical studies, clinical trials and our expenditures on other research and development activities.

We have funded our operations to date primarily through the issuance and sale of common stock and warrants in public offerings and a private placement, the proceeds of our term loan facility with Silicon Valley Bank (the “Term Loan”) which we prepaid in full on January 28, 2019, and, prior to our IPO, the issuance of preferred stock and convertible notes. As of June 30, 2019, we had cash and cash equivalents of $3.6 million.

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

An investigator initiated Phase 2a pediatric NAFLD trial was begun in the fourth quarter of 2017 to study gemcabene in adolescents 12-17 years old. The study enrolled six patients and in August 2018, the Data Safety Monitoring Board (DSMB) halted the trial early due to “unanticipated problems” in the first three patients. Specifically, the primary efficacy endpoint of ALT increased beyond baseline levels in two of these three patients. In addition, all three patients had an increase in the secondary endpoint of liver fat fraction as measured by MRI-PDFF. All patients gained weight and had increased TGs during study treatment, in contrast to data in other gemcabene trials. Patient compliance was compromised as assessed by unused tablets and blood drug levels. Three observations were reported as AEs considered related to gemcabene. No events were reported as SAEs and no Suspected Unexpected Serious Adverse Reaction (SUSAR) report was filed with the FDA by the Primary Investigator. The risk for increased liver fat with gemcabene

Gemphire Therapeutics Inc.

Form 10-Q

treatment is unknown at this time. The patients are being monitored for 12 months post-final dose. We intend to work closely with the trial site physicians and other KOLs to identify potential reasons for the unanticipated problems in the pediatric NAFLD study but cannot assure you that it will be possible to determine the reasons for the unexpected problems.

Top-line data was reported in June 2019 from a Phase 2a proof-of-concept trial treating familial partial lipodystrophy disease (FPLD) patients with gemcabene. This study was an investigator-initiated study at the University of Michigan and was initiated in early 2018. Five FPLD patients were enrolled in this open-label study with two patients having lamin A (LMNA) gene mutations and three patients with unknown causes of the condition. Average baseline serum triglyceride levels were 587.3 mg/dL and average MRI-PDFF liver fat fraction was 14.1%. All patients received a 300 mg/day dose of gemcabene for the first 12 weeks, with randomization to either the same dose (n=3) or a higher dose of 600 mg/day (n=2) for the subsequent 12 weeks.

Gemcabene treatment resulted in a median change in serum triglycerides (TG) of -19.6% for the five patients at twelve weeks (the primary endpoint). The range of TG responses was +40.4 % to -52.9%, with three patients showing decreases.  Secondary endpoints included measurement of liver fat fraction by MRI-PDFF which showed reduction in 2 of the 3 responding patients. Four patients completed treatment and a fifth one discontinued at 22 weeks (with data carried forward as 24 weeks). Gemcabene appeared to be generally safe and well-tolerated in these five patients. There was one serious adverse event of benign paroxysmal positional vertigo, considered unrelated to gemcabene.

As announced in the third quarter of 2018, we completed and submitted to the FDA the results from our two year rodent carcinogenicity studies. These studies were submitted as part of a request for the FDA to remove the partial clinical hold that prevents us from conducting human studies of gemcabene that are greater than six months in duration. In response to our submission, the FDA did not lift the hold and requested that we provide additional data, including two preclinical studies, namely, a subchronic (13 week) study of gemcabene in PPARα knock-out mice and a study of gemcabene in in vitro PPAR transactivation assays using monkey and canine PPAR isoforms. We are working to complete studies requested by the FDA and expect to submit this additional data to the FDA in the fourth quarter of 2019. In addition, the FDA informed us that an End of Phase 2 (EOP2) meeting to reach an agreement on the design of Phase 3 registration and long term safety exposure trials for our target indications in dyslipidemia would not take place until the partial clinical hold is lifted. See “—Liquidity and Capital Resources” below regarding our need to raise additional capital to continue to fund the further development of gemcabene, including submission of the additional information requested by the FDA to make a decision regarding lifting the partial clinical hold, if the proposed Merger is not consummated in a timely fashion.

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

Gemphire Therapeutics Inc.

Form 10-Q

SVB Loan Repayment

In January 2019, we prepaid in full all outstanding indebtedness under our Loan Agreement with SVB. See “—Term Loan” below.

Nasdaq Compliance

On March 20, 2019, we received written notice from the Nasdaq Stock Market (Nasdaq) stating that we no longer comply with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5450(b)(1)(A) for continued listing on the Nasdaq Global Market because our stockholders’ equity, as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, had fallen below $10 million. The notification letter also indicated that we do not meet the alternative compliance standards for the Nasdaq Global Market set forth in Nasdaq Listing Rule 5450(b).

Under applicable Nasdaq rules, we had 45 calendar days from the date of the notification letter, or until May 6, 2019, to submit a plan to regain compliance. On May 6, 2019, our Board approved an application to transfer our common stock to the Nasdaq Capital Market, which has a minimum stockholders’ equity requirement of $2.5 million for continued listing, and we timely submitted our plan and application to transfer our common stock to the Nasdaq Capital Market. On May 10, 2019, we received approval from Nasdaq to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. The transfer was effective at the opening of business on May 14, 2019.

On August 8, 2019, we received a notice from Nasdaq stating that, for the last 30 consecutive business days, the closing bid price for our common stock was below the $1.00 requirement for continued listing under the Minimum Bid Price Rule. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until February 4, 2020, to regain compliance with the Minimum Bid Price Rule. To regain compliance with the Minimum Bid Price Rule, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time during this 180-day period. If we regain compliance with the Minimum Bid Price Rule, Nasdaq will provide us with written confirmation and will close the matter.

If we do not regain compliance with the rule by February 4, 2020, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are not eligible for a second compliance period, Nasdaq will notify us that our common stock will be subject to delisting. In the event of such a notification, we may appeal the determination, but there can be no assurance Nasdaq would grant our request for continued listing.

The notice has no immediate impact on the listing of our common stock, which will continue to trade on The Nasdaq Capital Market under the symbol “GEMP”. We believe that the completion of the proposed Merger with NeuroBo, including the reverse split of our common stock contemplated by the Merger Agreement, will address the Nasdaq compliance matter described above. We will continue to monitor the bid price of our common stock and consider various other options if our common stock does not trade at a level that is likely to regain compliance.

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

License and Collaboration Agreement

On July 23, 2019, we entered into the Beijing SL Agreement, pursuant to which we granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, gemcabene in the Territory. We retained all rights to gemcabene outside of the Territory. Refer to Note 14— “Subsequent Events” to our condensed financial statements included in Part I “Financial Information”, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information.

Merger Agreement with NeuroBo

On July 24, 2019, we entered into the Merger Agreement with NeuroBo, pursuant to which our wholly owned subsidiary, Merger Sub, will merge with and into NeuroBo, with NeuroBo surviving as our wholly owned subsidiary in an all-stock transaction. Pursuant to the Merger Agreement, at the Effective Time, we will enter into the CVR Agreement, pursuant to which, for each share of our common stock held, stockholders of record as of immediately prior to the Effective Time will receive one CVR. Refer to Note 14— “Subsequent Events” to our condensed financial statements included in Part I “Financial Information”, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information. The discussion below excludes any impact that may result from the proposed Merger. The proposed Merger has been approved by the boards of directors of both companies and is expected to close in the second half of 2019, subject to approval by the stockholders of the Company and NeuroBo as well as other certain other closing conditions. The total fees and costs of the proposed Merger are expected to be material to our results of operations in 2019 and possibly 2020.

Despite undertaking this process, we may not be successful in completing the Merger, and, even if the Merger is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value. If, for any reason, the Merger does not close, our board of directors may elect to dissolve and liquidate the Company’s assets. If we were able to secure additional capital to provide us with necessary financial resources, it may alternatively attempt to pursue another strategic transaction like the Merger, sell or otherwise dispose of the various assets of the Company or continue to operate the business of the Company. We expect that it would be difficult to secure financing in a timely manner, on favorable terms or at all. If our board of directors were to decide to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left, if any, to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves.

Financial Operations Overview

Revenue

To date, we have not generated any revenue. We do not expect to generate revenue unless or until we obtain regulatory approval of and commercialize gemcabene or any other product candidate we may pursue in the future or unless certain development and commercialization milestones are met under the Beijing SL Agreement. Refer to Note 14— “Subsequent Events” to our condensed financial statements included in Part I “Financial Information”, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information. If we fail to complete the development of gemcabene, or any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, our ability to generate future revenue would be compromised.

Gemphire Therapeutics Inc.

Form 10-Q

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

We anticipate our research and development expenses will continue to trend below comparable prior period levels in the near future as a result of reduced research and development activities, as we work to resolve the six-month clinical hold by the FDA. We expect that gemcabene or any other product candidate we may pursue in the future will have higher development costs during its later stages of clinical development, as compared to costs incurred during its earlier stages of development, primarily due to the increased size and duration of the later‑stage clinical trials, so we expect research and development expenses to continue to trend significantly above comparable prior period levels as development of any product candidates we may pursue progresses. However, it is difficult to determine with certainty the duration, costs and timing to complete our current or future preclinical programs and clinical trials. The duration, costs and timing of clinical trials and development will depend on a variety of factors that include, but are not limited to, the following:

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

Gemphire Therapeutics Inc.

Form 10-Q

•	the duration of patient follow‑up;

•	the phase of development of the product candidate;

•	arrangements with contract research organizations and other service providers; and

•	the efficacy and safety profile of the product candidates.

Interest Income (Expense), net

Interest income (expense), net consists of cash and non-cash interest expense attributed to our Term Loan while outstanding based on the prime rate in effect, as well as cash interest income from our cash and cash equivalents. We continued to incur cash and non-cash interest expense related to our Term Loan through the prepayment of the Term Loan on January 28, 2019. We also expect to earn interest income from the investment of our cash and cash equivalents in future periods.

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

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, there is no provision for income taxes, as we have incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets as of June 30, 2019 and December 31, 2018.

Results of Operations

The following table summarizes our operating results for the periods indicated:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change

	(in thousands)
Operating expenses:
General and administrative	$1,115	$2,574	$(1,459)	$2,522	$4,661	$(2,139)
Research and development	1,234	3,960	(2,726)	2,627	8,937	(6,310)
Total operating expenses	2,349	6,534	(4,185)	5,149	13,598	(8,449)
Loss from operations	(2,349)	(6,534)	4,185	(5,149)	(13,598)	8,449
Interest income (expense), net	10	(144)	154	(820)	(304)	(516)
Other expense	(581)	—	(581)	(752)	—	(752)
Loss before income taxes	(2,920)	(6,678)	3,758	(6,721)	(13,902)	7,181
Provision (benefit) for income taxes	—	—	—	—	—	—
Net loss	$(2,920)	$(6,678)	$3,758	$(6,721)	$(13,902)	$7,181

Gemphire Therapeutics Inc.

Form 10-Q

Comparison of Three Months Ended June 30, 2019 and 2018

General and Administrative

General and administrative expenses for the three months ended June 30, 2019 decreased to $1.1 million compared to $2.6 million for the three months ended June 30, 2018. The $1.5 million decrease in expenses from the comparable period in 2018 was largely due to a reduction in support activities, focused primarily on personnel costs and professional services, related to our ongoing clinical trials.

Research and Development

Research and development expenses for the three months ended June 30, 2019 were $1.2 million compared to $4.0 million for the three months ended June 30, 2018. The $2.7 million decrease was primarily attributable to reduced clinical trial activities in the second quarter of 2019 versus the comparable period in 2018.

Interest Income (Expense), net

Interest income (expense), net for the three months ended June 30, 2019 was $10,000 compared to $(0.1) million for the three months ended June 30, 2018. Interest income (expense),net during the three months ended June 30, 2019 was comprised of interest earned on our cash and cash equivalents. Interest income (expense), net during the three months ended June 30, 2018 was comprised primarily of interest expense in connection with our Term Loan offset in part by interest income of $55,000. The decrease in interest expense period over period was the result of the Term Loan not being outstanding during the second quarter of 2019. The decrease in interest income period over period was largely the result of the decrease in our cash and cash equivalents.

Other Expense

Other expense for the three months ended June 30, 2019 comprised non-operating transaction costs associated with our previously announced review of strategic alternatives in the amount of $0.6 million. There was no other expense activity during the three months ended June 30, 2018.

Comparison of Six Months Ended June 30, 2019 and 2018

General and Administrative

General and administrative expenses for the six months ended June 30, 2019 decreased to $2.5 million compared to $4.7 million for the six months ended June 30, 2018. The $2.1 million decrease in expenses from the comparable period in 2018 was largely due to a reduction in support activities, focused primarily on personnel costs and professional services, related to our ongoing clinical trials.

Research and Development

Research and development expenses for the six months ended June 30, 2019 were $2.6 million compared to $8.9 million for the six months ended June 30, 2018. The $6.3 million decrease was primarily attributable to reduced clinical trial activities through the second quarter in 2019 versus the comparable period in 2018.

Gemphire Therapeutics Inc.

Form 10-Q

Interest Income (Expense), net

Interest income (expense), net for the six months ended June 30, 2019 was $(0.8) million, compared to $(0.3) million for the comparable period in 2018. Interest income (expense) for the six months ended June 30, 2019 included interest expense in connection with our Term Loan offset in part by interest income of $35,000. Interest income (expense), net for the six months ended June 30, 2018 included interest expense in connection with our Term Loan offset in part by interest income of $85,000. The increase in net interest (expense) through the second quarter of 2019 over the comparable period in the prior year was largely the result of non-cash acceleration of debt discount amortization attributed to the prepayment of the Term Loan in January 2019.

Other Expense

Other expense for the six months ended June 30, 2019 comprised non-operating transaction costs associated with our previously announced review of strategic alternatives in the amount of $0.8 million. There was no other expense activity during the six months ended June 30, 2018.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(5,037)	$(13,514)
Net cash provided by (used in) investing activities	—	—
Net cash (used in) provided by financing activities	(10,259)	23,080
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,296)	$9,566

Cash Flow from Operating Activities

For the six months ended June 30, 2019, cash used in operating activities of $5.0 million was attributable to a net loss of $6.7 million as adjusted by $0.9 million in share‑based compensation and non-cash interest expense of $0.8 million offset by a net change of $(49,000) in our operating assets and liabilities. The change in operating assets and liabilities was primarily attributable to a decrease in our accounts payable and our prepaid expenses associated with fluctuations in our operating activities.

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

Cash Flow from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2019 of $10.3 million related the repayment of our Term Loan.

Gemphire Therapeutics Inc.

Form 10-Q

Net cash provided by financing activities during the six months ended June 30, 2018 of $23.1 million related primarily to proceeds received from our Follow-On Offering, net of discounts, commissions and other costs totaling $2.1 million paid through June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, our principal sources of liquidity consisted of cash and cash equivalents of approximately $3.6 million. Our cash and cash equivalents are invested in cash deposits and money market accounts. We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We have funded our operations to date primarily through the issuance and sale of common stock and warrants in public offerings and a private placement, proceeds from our term loan facility with Silicon Valley Bank, which we prepaid in full on January 28, 2019, and, prior to our IPO, the issuance of preferred stock and convertible notes in private placements.

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

We have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve, and we successfully commercialize, gemcabene or any other product candidate we may pursue in the future or unless certain development and commercialization milestones are met under the Beijing SL Agreement. Refer to Note 14— “Subsequent Events” to our condensed financial statements included in Part I “Financial Information”, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Other than the upfront payment under the Beijing SL Agreement, we do not have any committed external source of funds.

Gemphire Therapeutics Inc.

Form 10-Q

Our ability to raise additional funds and the terms upon which we are able to raise funds have been severely harmed by the FDA’s decision not to lift the partial clinical hold on gemcabene and request that we provide additional data and the termination of the investigator initiated Phase 2a pediatric NAFLD trial, each in August 2018. To the extent that we seek and are able to raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Similar to the restrictions previously in place under our Loan Agreement, additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed or if the proposed Merger is not consummated, we may be required to significantly reduce or terminate our operations, delay, further scale back or discontinue the development of gemcabene, or grant rights to develop and market gemcabene that we would otherwise prefer to develop and market ourselves. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our cash on hand will be sufficient to fund operations into the third quarter of 2019, but we will need to raise additional capital to continue to fund the further development of gemcabene and our operations thereafter, including submission of the additional information requested by the FDA to make a decision regarding lifting the partial clinical hold, if the proposed Merger is not consummated in a timely fashion. Our business is subject to numerous uncertainties, and we have based these estimates on assumptions that may prove to be substantially different than we currently anticipate and may need additional financing sooner than we expect. Additionally, the process of advancing early‑stage product candidates and testing product candidates in clinical trials is costly, and the timing of progress in these clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Failure to secure any necessary financing in a timely manner and on favorable terms or if the proposed Merger is not consummated in a timely manner would require us to delay or abandon clinical development plans and our board of directors may determine to cease our operations. If our board of directors were to decide to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left, if any, to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves.

We do not believe that our current expenses are indicative of the costs we may incur in the future in connection with the development and commercialization of any product candidate if we consummate the Merger or raise additional capital to continue our operations. Our future funding requirements will depend on many factors, including:

•	our ability to consummate the Merger with NeuroBo;
•	the level of development and commercialization efforts of Beijing SL with respect to gemcabene and the receipt of milestone and other payments, if any, from Beijing SL under the Beijing SL Agreement;
•	the scope, rate of progress and cost of our preclinical and clinical trials for any product candidate in our future pipeline and results of future clinical trials;
•	the cost and timing of regulatory filings and approvals for any product candidates that successfully complete clinical trials;
•	the timing and nature of any strategic transactions that we undertake, including potential partnerships;

Gemphire Therapeutics Inc.

Form 10-Q

•	the effect of competing technological and market developments;
•	the cost incurred in responding to actions by activist stockholders; and
•	the cost of filing, prosecuting, defending and enforcing our intellectual property rights.

We currently have an effective shelf registration statement on Form S-3 on file with the SEC which expires in September 2020. The shelf registration statement permits the offering, issuance and sale of up to an aggregate offering price of $175 million of common stock, preferred stock, debt securities, warrants and subscription rights, of which $50 million may be offered, issued and sold under an “at-the-market” (ATM) equity distribution agreement with Piper Jaffray & Co. However, the amounts available under the shelf registration statement, including the ATM program, will be significantly limited as long as our public float remains below $75 million, which, given our currently depressed stock price, limits our ability to obtain meaningful funding through the ATM program or the shelf registration statement at this time, although we could still raise funds through a registration statement on Form S-1 or through private placements.

Beijing SL Agreement

On July 23, 2019, the Company entered into the Beijing SL Agreement, pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, gemcabene in the Territory and Beijing SL agreed to make an upfront gross payment of $2.5 million to the Company within 45 days of the effective date of the Beijing SL Agreement and to pay certain milestone and royalty payments if certain development and commercialization milestones are met. Refer to Note 14— “Subsequent Events” to our condensed financial statements included in Part I “Financial Information”, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information.

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

The obligations, liabilities, covenants, and terms that are expressly specified in the Loan Agreement and any other related loan and collateral security documents issued by us to SVB in connection with the transaction evidenced by the Loan Agreement as surviving termination shall continue to survive notwithstanding the payment, including without limitation, our indemnity obligations and our obligation to pay to SVB a success fee of 3.5% of the funded principal amount of the Term Loan in the event any of the following occur on or before 5:00 PM, Eastern time, on July 24, 2024: (a) we receive FDA approval for any new drug application for gemcabene, (b) a sale or other transfer of all or substantially all of our assets occurs, (c) a merger or consolidation of the Company with or into another person or entity occurs where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor immediately following such transaction or (d) any sale by the holders of our outstanding voting equity securities where such holders do not continue to hold at least a majority of our issued and outstanding voting equity securities immediately following the consummation of such transaction. The Merger, upon completion, will trigger a success fee of $350,000. In addition, the warrant to purchase 36,000 shares (subject to adjustment) our common stock dated as of July 31, 2018 between us and SVB remains outstanding and exercisable in accordance with its terms.

Gemphire Therapeutics Inc.

Form 10-Q

Facility Lease

In May 2016, we entered into a non-cancellable facility lease. The term of the agreement is September 1, 2016 to August 31, 2019 and monthly base rent is approximately $8,900 during the last year of the lease agreement.

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

In addition, we agreed to pay Pfizer tiered royalties on a country-by-country basis based upon the annual amount of net sales, as specified in the Pfizer Agreement, until the later of: (a) five (5) years after the first commercial sale in such country; (b) the expiration of all regulatory or data exclusivity for gemcabene in such country; and (c) the expiration or abandonment of the last valid claim of the licensed patents, including any patent term extensions or supplemental protection certificates in such country (collectively, the Royalty Term). The royalty rates range from the high single digits to the mid-teens depending on the level of net sales. The royalty rates are subject to reduction during certain periods when therapeutically-equivalent generic products represent a certain market share of prescription volume in the country. Under the Pfizer Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize gemcabene.

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

Form 10-Q

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

During the three months ended June 30, 2019, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on March 18, 2019.

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

Gemphire Therapeutics Inc.

Form 10-Q

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

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company may be subject to claims and lawsuits that arise primarily in the ordinary course of business. The Company believes that the disposition or ultimate resolution of any such claims and lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 1A.RISK FACTORS

In addition to the other information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors set forth below and the other factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

We are not in compliance with Nasdaq’s continued listing requirements. If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

Our common stock is currently listed on the Nasdaq Capital Market. Nasdaq imposes, among other requirements, continued listing standards including minimum bid, public float and stockholders’ equity requirements.

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

Gemphire Therapeutics Inc.

Form 10-Q

Under applicable Nasdaq rules, we had 45 calendar days from the date of the notification letter, or until May 6, 2019, to submit a plan to regain compliance. On May 6, 2019, our board of directors approved an application to transfer our common stock to The Nasdaq Capital Market, which has a minimum stockholders’ equity requirement of $2.5 million for continued listing, and we timely submitted our plan and application to transfer the Company's common stock to The Nasdaq Capital Market. On May 10, 2019, we received approval from Nasdaq to transfer the listing of our common stock to the Nasdaq Capital Market, which was effective at the opening of business on May 14, 2019. As of June 30, 2019, our stockholders’ equity was below $2.5 million, and we expect to receive another deficiency letter and to subsequently submit a plan to regain compliance based on the proposed Merger with NeuroBo. There can be no assurance that our plan will be approved or, if it is approved, that we will maintain compliance or, if it is not approved and we appeal, that such appeal would be successful.

Recently, our common stock has traded at closing bid prices below Nasdaq’s minimum closing bid price of $1.00. On August 8, 2019, we received a notice from Nasdaq stating that, for the last 30 consecutive business days, the closing bid price for our common stock was below the $1.00 requirement for continued listing under the Minimum Bid Price Rule. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until February 4, 2020, to regain compliance with the Minimum Bid Price Rule. To regain compliance with the Minimum Bid Price Rule, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time during this 180-day period. If we regain compliance with the Minimum Bid Price Rule, Nasdaq will provide us with written confirmation and will close the matter.

If we do not regain compliance with the rule by February 4, 2020, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are not eligible for a second compliance period, Nasdaq will notify us that our common stock will be subject to delisting. In the event of such a notification, we may appeal the determination, but there can be no assurance Nasdaq would grant our request for continued listing.

We believe that the completion of the proposed Merger with NeuroBo, including the reverse split of our common stock contemplated by the Merger Agreement, will address the Nasdaq compliance matter described above; however, if we are unable to regain compliance, Nasdaq may make a determination to delist our common stock. Continued listing of our common stock on the Nasdaq Capital Market is a condition to the closing of the proposed Merger with NeuroBo. Furthermore, if our common stock is delisted, it will trade, if at all, only on an over-the-counter market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. Upon any such delisting, our common stock could become subject to the regulations of the SEC relating to the market for penny stocks. Generally, any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share may be deemed a penny stock. Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and our ability to attract and retain employees by means of equity compensation and/or result in the loss of confidence by investors.

If the conditions to the Merger are not met, the Merger will not occur.

Before the proposed Merger can be completed, the stockholders of each of the Company and NeuroBo must approve the Merger Agreement. There can be no assurances that the necessary stockholder approvals will be obtained. Failure to obtain stockholder approval may result in a material delay in, or the abandonment of, the Merger. Even if the Merger is approved by our stockholders and NeuroBo’s stockholders, certain other specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Merger. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the Merger.

Gemphire Therapeutics Inc.

Form 10-Q

If the Merger is not completed, we may not be able to otherwise source adequate liquidity to fund our operations, meet our obligations, and continue as a going concern. Our board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, there can be no assurances as to the amount or timing of available cash left, if any, to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves.

While we have entered into the Merger Agreement with NeuroBo, the closing of the Merger may be delayed or may not occur at all and there can be no assurance that the Merger will deliver the anticipated benefits we expect or enhance stockholder value. If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, we may be required to pay NeuroBo a termination fee of $1.0 million. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, we will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed.

As of June 30, 2019, we had cash and cash equivalents of $3.6 million. If the Merger is not completed, based on our current business plan and spending assumptions as a standalone company, we estimate that cash on hand is sufficient to fund operations into the third quarter of 2019, but we would need to raise additional capital to continue to fund the further development of gemcabene and our operations, including submission of the additional information requested by the FDA to make a decision regarding lifting the partial clinical hold. We have based our cash sufficiency estimates on our current business plan and our assumptions may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.

Failure to secure any necessary financing in a timely manner and on favorable terms or the failure of the proposed Merger to be consummated in a timely manner would require us to delay or abandon clinical development plans. If, for any reason, the Merger does not close, our board of directors may elect to dissolve and liquidate our assets. Alternatively, if we were able to secure additional capital to provide us with necessary financial resources to pursue other options, we may attempt to pursue another strategic transaction like the Merger, sell or otherwise dispose of the various assets of the Company or continue to operate the business of the Company. Any of these alternatives would be costly and time-consuming and would require that we obtain additional funding. We expect that it would be difficult to secure financing in a timely manner, on favorable terms or at all. We can make no assurances that we would be able to obtain additional financing or find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Merger Agreement or that any such alternatives are possible or would be successful, if pursued. In addition, even if we were able to pursue such alternatives, the failure to complete the Merger may result in negative publicity and/or a negative impression of us in the investment community, could significantly harm the market price of our common stock and may affect our relationship with employees and other partners in the business community.

If our board of directors were to decide to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left, if any, to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, the board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock would likely lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the Company.

The issuance of shares of our common stock to NeuroBo’s stockholders in the proposed Merger will substantially dilute the voting power of our current stockholders.

If the proposed Merger is completed, each share of NeuroBo common stock outstanding immediately prior to the Effective Time will be converted into the right to receive shares of our common stock equal to the Exchange Ratio. Applying the Exchange Ratio in the Merger Agreement, our former security holders immediately prior to the Merger are expected to own approximately 4.06% of the combined company and former NeuroBo security holders immediately prior to the Merger are expected to own approximately 95.94% of the combined company, in each case, immediately

Gemphire Therapeutics Inc.

Form 10-Q

following the Merger, on a fully-diluted basis and assuming we have the minimum net cash amount of negative $3 million allowable under the Merger Agreement and that NeuroBo raises the minimum required amount of $24,240,000 in its pre-closing financing. The ownership percentages are subject to adjustment to the extent our net cash at the Effective Time is negative or to reflect aggregate gross proceeds received by NeuroBo in its pre-closing financing before the closing of the Merger above the minimum required amount and up to and including $50 million. Accordingly, the issuance of shares of our common stock to NeuroBo’s stockholders in the Merger will reduce significantly the relative voting power of each share of our common stock held by our current stockholders. Consequently, our stockholders as a group will have significantly less influence over the management and policies of the combined company after the Merger than prior to the Merger. These estimates are based on the anticipated Exchange Ratio and are subject to adjustment as provided in the Merger Agreement.

In addition, the six member board of directors of the combined company will initially include five individuals with prior NeuroBo affiliations and one individual with a prior Company affiliation. Consequently, security holders of the Company will be able to exercise less influence over the management and policies of the combined organization following the closing of the Merger than they currently exercise over the management and policies of the Company.

The Merger may be completed even though certain events occur prior to the closing that materially and adversely affect us or NeuroBo.

The Merger Agreement provides that either the Company or NeuroBo can refuse to complete the Merger if there is a material adverse change affecting the other party between July 24, 2019, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on us or NeuroBo, including:

•	general business or economic conditions affecting the industry in which we or NeuroBo, as applicable, operate;
•	any acts of war, armed hostilities or terrorism;
•	any changes in financial, banking or securities markets;
•

with respect to us, any change in our stock price or trading volume excluding any underlying effect that may have caused such change, unless such effect is otherwise exempt from causing a material adverse effect under the Merger Agreement;

•	failure to meet internal or analysts’ expectations or projections or the results of operations;
•	any clinical trial programs or studies, including any adverse data, event or outcome arising out of or related to any such programs or studies;
•	any change in, or any compliance with or action taken for the purpose of complying with, applicable laws or GAAP, or interpretations thereof;
•	any effect resulting from the announcement or pendency of the Merger or any related transactions;
•	continued losses from operations or decreases in cash balances of us or NeuroBo; and
•	the taking of any action by us or NeuroBo required to comply with the terms of the Merger Agreement.

If adverse changes occur and the Company and NeuroBo still complete the Merger, the market price of our common stock may suffer. This in turn may reduce the value of the Merger to our stockholders.

The market price of our common stock following the Merger may decline as a result of the Merger.

The market price of our common stock may decline as a result of the Merger for a number of reasons, including if:

•	investors react negatively to the prospects of the combined organization’s product candidates, business and financial condition following the Merger;
•	the effect of the Merger on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or

Gemphire Therapeutics Inc.

Form 10-Q

•	the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined organization is unable to realize the strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the expected strategic and financial benefits currently anticipated from the Merger.

Our stockholders may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.

The right of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the achievement of the events specified in the CVR Agreement within the time periods specified in the CVR Agreement and the consideration received being greater than the amounts permitted to be retained or deducted by us under the CVR Agreement. We may not be able to grant, sell or transfer our rights to gemcabene during the 10-year period after the closing of the Merger, and we may not receive any future payments pursuant to the Beijing SL Agreement after the closing of the Merger. If these events are not achieved for any reason within the time periods specified in the CVR Agreement, or the consideration received is not greater than the amounts permitted to be retained or deducted by us, no payments will be made under the CVRs, and the CVRs will expire valueless. NeuroBo (as successor in interest to the Company) has agreed to commit $1 million to support the further development of gemcabene through the quarter ending March 31, 2020 (the “Covenant End Date”), to be funded following execution of the Beijing SL Agreement and the receipt by the Company of the $2.5 million upfront gross payment payable under the Beijing SL Agreement.  Following the Effective Time, neither the Company nor NeuroBo will have any obligation to develop gemcabene, or to expend any funds or efforts with respect to gemcabene, other than the $1 million payment, to fund, (i) a toxicity study, (ii) a related FDA submission designed to result in the release of the partial clinical hold with respect to gemcabene, (iii) preparation for an end-of-phase 2 meeting with the FDA, and (iv) consulting costs for up to four (4) of our employees to support such activities. The expected cost of such activities is based on estimates and assumptions that may prove to be inaccurate. If $1 million is insufficient to fund the matters set forth above, neither the Company nor NeuroBo will have any obligation to provide further funding. We have no other obligation to support the development of gemcabene or to undertake any effort or expend any resource to divest or otherwise monetize gemcabene or to otherwise maximize the likelihood or amount of any CVR payment. Following the Covenant End Date, we may, at any time and in our sole and absolute discretion, discontinue any and all further efforts to develop, divest or otherwise monetize gemcabene.

Furthermore, the CVRs will be unsecured obligations of the combined company and all payments under the CVRs, all other obligations under the CVR Agreement and the CVRs and any rights or claims relating thereto will be subordinated in right of payment to the prior payment in full of all current or future senior obligations of the combined company. Finally, the U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments on, the CVRs, and there can be no assurance that the Internal Revenue Service, would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

Beijing SL has exclusive rights for the development and commercialization of gemcabene in the Territory. Beijing SL’s failure to timely develop or commercialize gemcabene would have a material adverse effect on our business and operating results.

We granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, gemcabene, in the Territory, subject to certain rights that we retained in the Territory. The collaboration with Beijing SL may not be successful due to several factors, including the following:

Gemphire Therapeutics Inc.

Form 10-Q

•	gemcabene may fail to demonstrate in clinical trials sufficient efficacy with an acceptable safety profile to support regulatory approval;
•	Beijing SL may not be able to obtain from us or manufacture gemcabene in a timely or cost-effective manner;
•	Beijing SL may be unable to obtain regulatory approval to commercialize gemcabene even if preclinical and clinical testing is successful;
•	Beijing SL may not succeed in obtaining sufficient reimbursement for gemcabene if approved; and
•	existing or future products developed by competitors may be less expensive, safer or more effective than gemcabene.

In addition, we could be adversely affected by:

•	Beijing SL’s failure to timely perform its obligations under the Beijing SL Agreement;
•	Beijing SL’s failure to timely or fully develop or effectively commercialize gemcabene; or
•

contractual disputes or other disagreements between us and Beijing SL, including those regarding the development, manufacture, and commercialization of gemcabene, interpretation of the Beijing SL Agreement, and ownership of proprietary rights.

Any of the foregoing could adversely impact the likelihood and timing of any milestone or royalty payments we are eligible to receive under the Beijing SL Agreement and could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

During the pendency of the Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect our business.

Covenants in the Merger Agreement impede our ability to make acquisitions, subject to certain exceptions relating to fiduciary duties, as set forth below, or to complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during such period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions could be favorable to our stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit us from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when the board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior takeover proposal and that failure to cooperate with the proponent of the proposal would be reasonably likely to be inconsistent with the board of director’s fiduciary duties. Any such transactions could be favorable to such party’s stockholders.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.

As of June 30, 2019, we had only 8 full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

Gemphire Therapeutics Inc.

Form 10-Q

Litigation relating to the Merger could require us to incur significant costs and suffer management distraction, and could delay or enjoin the Merger.

The Company and NeuroBo could be subject to demands or litigation related to the Merger, whether or not the Merger is consummated. Such actions may create uncertainty relating to the Merger, delay or enjoin the Merger, result in substantial costs to us and divert management time and resources.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not applicable.

Gemphire Therapeutics Inc.

Form 10-Q

ITEM 6.              EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1*

Agreement and Plan of Merger, dated as of July 24, 2019, by and among Gemphire, Merger Sub and NeuroBo (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2019).

2.2*

Form of CVR Agreement by and among Gemphire, Grand Rapids Holders’ Representative, LLC, as Holders’ Representative, and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2019).

2.3

Form of Gemphire Voting Agreement, by and between NeuroBo, Gemphire and certain stockholders of Gemphire (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2019).

2.4*

Form of NeuroBo Voting Agreement, by and between Gemphire, NeuroBo and certain stockholders of NeuroBo (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2019).

2.5

Form of Lock-Up Agreement, by and between Gemphire, NeuroBo and certain stockholders of Gemphire and NeuroBo (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2019).

3.1

Third Amended and Restated Certificate of Incorporation of Gemphire Therapeutics Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on August 10, 2016).

3.2	Amended and Restated Bylaws of Gemphire Therapeutics Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on August 10, 2016).
10.1	Acknowledgement of Lease Commencement between North Laurel Project, LLC and Gemphire Therapeutics Inc. dated August 26, 2016
10.2+

First Amendment to Employment Agreement dated as of July 24, 2019 by and between Gemphire and Steve Gullans (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2019).

10.3+

First Amendment to Employment Agreement dated as of July 24, 2019 by and between Gemphire and Charles L. Bisgaier (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2019).

10.4+

First Amendment to Employment Agreement dated as of July 24, 2019 by and between Gemphire and Seth Reno (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2019).

10.5+

Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Amended and Restated 2015 Equity Incentive Plan (Employees) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2019).

10.6+

Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Amended and Restated 2015 Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2019).

10.7**

License and Collaboration Agreement dated as of July 23, 2019 by and between Gemphire and Beijing SL (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2019).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Gemphire Therapeutics Inc.

Form 10-Q

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

**    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.  A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain portions of the License Agreement that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of the unredacted License Agreement will be furnished to the SEC upon request.

+      Management compensation plan or arrangement.

Gemphire Therapeutics Inc.

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Gemphire Therapeutics Inc.

SIGNATURE	TITLE	DATE

/s/ STEVEN GULLANS	President and Chief Executive Officer	August 9, 2019
Steven Gullans	(Principal Executive Officer and Principal Financial Officer)