Form 10-Q
period 2019-09-30
Gemphire Therapeutics Inc.
filed 2019-11-08
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-37809

Gemphire Therapeutics Inc.

(Exact name of Registrant as specified in its charter)

Delaware	47‑2389984
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 130235, Ann Arbor, MI	48113
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of November 6,  2019 was 14,872,411.

Gemphire Therapeutics Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Gemphire Therapeutics Inc.

Condensed Balance Sheets

(in thousands, except share amounts and par value)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,855	$18,954
Restricted cash	15	—
Prepaid expenses	140	715
Other assets	38	17
Total current assets	2,048	19,686
Deposits	—	8
Total assets	$2,048	$19,694
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,677	$2,044
Accrued liabilities	396	438
Term loan - current portion	—	9,437
Total current liabilities	3,073	11,919
Long-term liabilities:
Other liabilities	—	1
Total liabilities	3,073	11,920
Commitments and contingencies (Note 6)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2019 and December 31, 2018, no shares issued or outstanding as of September 30, 2019 and December 31, 2018.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2019 and December 31, 2018, 14,872,411 and 14,265,411 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	23	22
Additional paid–in capital	93,214	91,863
Accumulated deficit	(94,262)	(84,111)
Total stockholders’ (deficit) equity	(1,025)	7,774
Total liabilities and stockholders’ (deficit) equity	$2,048	$19,694

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
General and administrative	$1,250	$2,364	$3,772	$7,025
Research and development	1,068	3,542	3,695	12,479
Total operating expenses	2,318	5,906	7,467	19,504
Loss from operations	(2,318)	(5,906)	(7,467)	(19,504)
Interest income (expense), net	4	(172)	(816)	(476)
Other expense, net	(1,116)	(1)	(1,868)	(1)
Loss before income taxes	(3,430)	(6,079)	(10,151)	(19,981)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(3,430)	(6,079)	(10,151)	(19,981)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(3,430)	$(6,079)	$(10,151)	$(19,981)
Net loss per share:
Basic and diluted (Note 10)	$(0.24)	$(0.43)	$(0.71)	$(1.46)
Number of shares used in per share calculations:
Basic and diluted	14,265,411	14,259,691	14,265,411	13,650,556

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Changes in Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

(unaudited)

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid–In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2018	—	$—	10,633,042	$18	$64,397	$(60,474)	$3,941
Issuance of common stock	—	—	3,592,858	4	25,146	—	25,150
Issuance costs	—	—	—	—	(2,093)	—	(2,093)
Exercise of stock options	—	—	6,413	—	23	—	23
Share–based compensation — employee	—	—	—	—	1,019	—	1,019
Share–based compensation — non–employee	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(7,224)	(7,224)
Balance at March 31, 2018	—	$—	14,232,313	$22	$88,493	$(67,698)	$20,817
Share–based compensation — employee	—	—	—	—	908	—	908
Share–based compensation — non–employee	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(6,678)	(6,678)
Balance at June 30, 2018	—	$—	14,232,313	$22	$89,402	$(74,376)	$15,048
Issuance of common stock	—	—	—	—	—	—	—
Issuance costs	—	—	—	—	—	—	—
Warrant issuance	—	—	—	—	196	—	196
Exercise of stock options	—	—	33,098	—	61	—	61
Share–based compensation — employee	—	—	—	—	1,626	—	1,626
Share–based compensation — non–employee	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(6,079)	(6,079)
Balance at September 30, 2018	—	$—	14,265,411	$22	$91,286	$(80,455)	$10,853

Balance at January 1, 2019	—	$—	14,265,411	$22	$91,863	$(84,111)	$7,774
Share–based compensation — employee	—	—	—	—	473	—	473
Net loss	—	—	—	—	—	(3,801)	(3,801)
Balance at March 31, 2019	—	$—	14,265,411	$22	$92,336	$(87,912)	$4,446
Share–based compensation — employee	—	—	—	—	438	—	438
Net loss	—	—	—	—	—	(2,920)	(2,920)
Balance at June 30, 2019	—	$—	14,265,411	$22	$92,774	$(90,832)	$1,964
Share–based compensation — employee	—	—	—	—	441	—	441
Restricted stock issuance	—	—	607,000	1	(1)	—	—
Net loss	—	—	—	—	—	(3,430)	(3,430)
Balance at September 30, 2019	—	$—	14,872,411	$23	$93,214	$(94,262)	$(1,025)

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net loss	$(10,151)	$(19,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,352	3,556
Non-cash discount amortization on term loan	822	247
Change in assets and liabilities:
Prepaid expenses and other assets	562	(520)
Accounts payable	633	(1,674)
Accrued and other liabilities	(43)	574
Net cash used in operating activities	(6,825)	(17,798)
Investing activities
Net cash provided by (used in) investing activities	—	—
Financing activities
Repayment of principal	(10,259)	(10)
Exercise of stock options	—	84
Proceeds from sale of common stock	—	25,150
Offering costs	—	(2,093)
Net cash (used in) provided by financing activities	(10,259)	23,131
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,084)	5,333
Cash, cash equivalents and restricted cash at beginning of period	18,954	18,473
Cash, cash equivalents and restricted cash at end of period	$1,870	$23,806
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$75	$358
Supplemental non-cash financing transactions:
Issuance of warrants in connection with term loan	$—	$196
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,855	$23,806
Restricted cash	15	—
Total cash, cash equivalents and restricted cash	$1,870	$23,806

See accompanying notes to condensed financial statements.

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

1. The Company and Basis of Presentation

The Company, headquartered in Ann Arbor, Michigan, is a clinical‑stage biopharmaceutical entity focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life threatening cardiovascular disease, particularly orphan indications as well as NAFLD/NASH (nonalcoholic fatty liver disease/non-alcoholic steatohepatitis). The Company’s primary activities to date have been conducting research and development activities, planning and conducting clinical trials, performing business and financial planning, recruiting personnel and raising capital. On July 24, 2019, the Company entered into a definitive agreement (the “Original Merger Agreement” and, as amended on October 29, 2019, the “Merger Agreement”) with GR Merger Sub Inc., a Delaware corporation and the Company’s wholly owned subsidiary (“Merger Sub”), and NeuroBo Pharmaceuticals, Inc., a Delaware corporation (“NeuroBo”), pursuant to which Merger Sub will merge with and into NeuroBo, with NeuroBo surviving as a wholly owned subsidiary of the Company in an all-stock transaction (the “Merger”).   See Note 3–  Merger Agreement for further information.

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2019, the Company had an accumulated deficit of $94.3 million and a total stockholders’ deficit of $1 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $1.9 million at September 30, 2019 are not sufficient to fund the Company's current operating plan for at least twelve months after the date the condensed financial statements are issued. The Company has no current source of revenue to sustain its present activities and does not expect to generate revenue until, and unless, the Food and Drug Administration (FDA) or other regulatory authorities approve, and the Company successfully commercializes, gemcabene or any other product candidate it may pursue in the future or unless certain development and commercialization milestones are met under the Beijing SL Agreement (See Note 7 – License Agreements). Until such time, if ever, the Company expects to finance its cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. The Company does not have any committed external source of funds beyond the non-refundable upfront gross payment under the Beijing SL Agreement, which was received in October 2019, and there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations.

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

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

Restricted Cash

The Company considers the cash security requirement related to a commercial credit card arrangement with Silicon Valley Bank as restricted cash (See Note 5 – Debt).

Fair Value of Financial Instruments

The Company’s financial instruments include principally cash and cash equivalents, other assets, accounts payable, accrued liabilities and debt. The carrying amounts for these financial instruments reported in the balance sheets approximate their fair values. See Note 11 — Fair Value Measurements, for further discussion of fair values.

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

Revenue Recognition

Beginning January 1, 2018, the Company has followed the provisions of Accounting Standards Codification  (ASC) Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. The Company to date has not recognized any revenue, but has entered into a license transfer and collaboration agreement in July 2019 that will have revenue recognition implications in future reporting periods. See Note 7 – License Agreements.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. Performance obligations may include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations are either completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines,

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. The Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation.

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission) is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until those approvals are received. When our assessment of probability of achievement changes and variable consideration becomes probable, any additional estimated consideration is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation and recorded in license, collaboration, and other revenues based upon when the customer obtains control of each element.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Income Taxes

The Company utilizes the liability method of accounting for income taxes as required by ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Currently, there is no provision for income taxes, as the Company has incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets.

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

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2017,  July 2018 and March 2019. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company adopted the standard on January 1, 2019, and applied the modified retrospective approach to each lease in existence at the adoption date. As such, the Company did not restate comparative periods and did not recognize any cumulative adjustment to retained earnings on the date of the adoption given that no difference in operating expense resulted upon adoption. The Company elected the package of practical expedients provided under the standard. The Company recognized approximately $0.1 million of lease assets and liabilities on the balance sheet as of January 1, 2019. The new standard did not have an impact on the Company’s statements of comprehensive loss or statements of cash flows.

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

In May 2017, the FASB issued ASU 2017-09, Compensation  – Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment awards require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard on January 1, 2018 and it did not have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should generally apply the requirements of Topic 718 to nonemployee awards except in circumstances where there is specific guidance on inputs to an option pricing model and the attribution of cost. ASU 2018-07 specifies that Topic 718 applies to all share-based

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The guidance also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this standard on January 1, 2019 and it did not have an impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The new guidance modifies the disclosure requirements in Topic 820 as follows:

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

3. Merger Agreement

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

For accounting purposes, NeuroBo is considered to be acquiring the Company even though the Company will be the issuer of the common stock in the merger due to various considerations, including the expected ownership positions of Gemphire and NeuroBo post-merger. Substantially all the fair value of the Company is concentrated in one asset, in-

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

process research and development IP, and therefore the merger is expected to be accounted for as an asset acquisition by NeuroBo.

Under the exchange ratio formula in the Merger Agreement (the “Exchange Ratio”), upon the closing of the Merger, on a pro forma basis and based upon the number of shares of common stock expected to be issued in the Merger, former Company security holders immediately prior to the Merger are expected to own, or hold rights to acquire, approximately 3.74% of the combined company and former NeuroBo security holders immediately prior to the Merger are expected to own, or hold rights to acquire, approximately 96.26% of the combined company, on a fully-diluted basis and assuming that the Company has a net cash amount of negative $3,400,000 at closing and that NeuroBo raises the minimum required amount of $24,240,000 in its Series B Preferred Stock financing described below. The ownership percentages are subject to adjustment to the extent that the Company’s net cash at the Effective Time is negative or to reflect aggregate gross proceeds received by NeuroBo in its financing before the closing of the Merger above the minimum required amount and up to and including $50 million.

Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the Company’s stockholders and NeuroBo’s stockholders, the continued listing of the common stock on the Nasdaq Capital Market, the conversion of all NeuroBo preferred stock and NeuroBo convertible notes into NeuroBo common stock and satisfaction by the Company of a minimum parent cash amount of negative $3.75 million at closing.

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

Following the closing of the Merger, it is expected that NeuroBo’s Chief Executive Officer, John L. Brooks III, will serve as Chief Executive Officer of the Company and the board of directors of the Company will be comprised of ten directors, consisting of nine directors designated by NeuroBo and Steven Gullans, the Company’s current President and Chief Executive Officer. In addition, upon completion of the merger, Gemphire will change its name to NeuroBo Pharmaceuticals, Inc., and plans to change its ticker symbol on the Nasdaq Capital Market to “NRBO”. The merged company will focus on the development of NeuroBo’s clinical-stage drug candidates for the treatment of neurodegenerative diseases.

The Merger is expected to close in the fourth quarter of 2019, subject to approval by the Company’s stockholders at an annual meeting to be held on December 6, 2019 and other closing conditions.

Contingent Value Rights Agreement

At the Effective Time, the Company will enter into a Contingent Value Rights Agreement (the “CVR Agreement”). Pursuant to the Merger Agreement and the CVR Agreement, for each share of the Company’s common stock held, stockholders of record as of immediately prior to the Effective Time will receive one contingent value right (“CVR”) entitling such holders to receive in the aggregate, 80% of the Gross Consideration (as defined in the CVR Agreement which contemplates the post-Merger combined company’s prior retention of an aggregate of $500,000) less other Permitted Deductions (each as defined in the CVR Agreement) received during the 15-year period after the closing of the Merger (the “CVR Term”) from the grant, sale or transfer of rights to the Company’s product candidate gemcabene (other than a grant, sale or transfer of rights involving a sale or disposition of the post-Merger combined company) that is entered into during the 10-year period after the closing of the Merger or pursuant to the Beijing SL Agreement, but not

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

including the $2.5 million non-refundable upfront gross payment pursuant to the Beijing SL Agreement, which was paid in October 2019. Under the CVR Agreement, the combined company agreed to commit $1 million to support the further development of gemcabene through the quarter ending March 31, 2020, the funding of which was conditioned on receipt by the Company of the $2.5 million non-refundable upfront gross payment payable under the Beijing SL Agreement. The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will be effective prior to the closing of the Merger and will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder, unless and until earlier terminated upon termination of the Merger Agreement.

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

In connection with the Executives agreeing to the Amendments, on July 24, 2019, the Company issued each of Dr. Gullans, Dr. Bisgaier and Mr. Reno a restricted stock award representing 300,000,  100,000 and 100,000 shares, respectively, of common stock. The restricted stock awards were made pursuant to Restricted Stock Grant Notices and Restricted Stock Agreements (the “Award Agreements”). Such Award Agreements provide that such shares shall fully vest immediately prior to the Effective Time, provided that the Executive has executed and delivered to the Company a release and waiver of claims and such release is not subsequently revoked. The Company shall automatically reacquire for no consideration all unvested shares upon the earliest to occur of (i) the Executive’s termination of continuous service (unless such termination results from the completion of the Merger prior to March 31, 2020) or (ii) March 31, 2020 if the Merger has not been completed. The Award Agreements provide that the holders shall have all rights and privileges of a holder of common stock, including for purposes of voting and receiving dividends.

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

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued compensation and other payroll liabilities	$92	$137
Legal costs	52	106
Accrued interest	—	43
Non-operating transactional costs	176	—
Other research and development expenses	66	135
Other general and administrative expenses	10	17
Total	$396	$438

5. Debt

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

The obligations, liabilities, covenants, and terms that are expressly specified in the Loan Agreement and any other related loan and collateral security documents issued by the Company to SVB in connection with the transaction evidenced by the Loan Agreement as surviving termination shall continue to survive notwithstanding the payment, including without limitation, the Company’s indemnity obligations and the Company’s obligation to pay to SVB a success fee of 3.5% of the funded principal amount of the Term Loan in the event any of the following occur on or before 5:00 PM, Eastern time, on July 24, 2024: (a) the Company receives FDA approval for any new drug application for gemcabene, (b) a sale or other transfer of all or substantially all of the assets of the Company occurs, (c) a merger or consolidation of the Company with or into another person or entity occurs where the holders of the Company’s outstanding voting equity securities immediately prior to such merger or consolidation hold less than a majority of the issued and outstanding voting equity securities of the successor immediately following such transaction or (d) any sale by the holders of the Company’s outstanding voting equity securities where such holders do not continue to hold at least a majority of the Company’s issued and outstanding voting equity securities immediately following the consummation of such transaction. The Merger, upon completion, will trigger a success fee of $350,000 (See Note 3 – Merger Agreement). The Warrant to purchase 36,000 shares (subject to adjustment) of the Company’s common stock dated as of July 31, 2018 between the Company and SVB remains outstanding and exercisable in accordance with its terms.

The Company was required to reserve $15,000 in cash related to a SVB commercial credit card arrangement in February 2019 upon the prepayment of the Term Loan. The cash reserve is reflected as restricted cash in the accompanying condensed balance sheets.

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

6. Commitments and Contingencies

Pfizer License Agreement

In April 2011, the Company and Pfizer Inc. (Pfizer) entered into an exclusive license agreement for the clinical product candidate gemcabene, which was subsequently amended and restated in August 2018 (as so amended, the Pfizer Agreement). In exchange for this worldwide exclusive license to certain patent rights and a non-exclusive royalty bearing right and license to certain related data to make, use, develop, commercialize, import and otherwise exploit the clinical product candidate gemcabene, the Company agreed to certain milestone and royalty payments on future sales (See Note 7 — License Agreements). As of September 30, 2019, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the Pfizer Agreement, and as such, no liabilities were recorded related to the Pfizer Agreement.

Other Agreements

In May 2016, the Company entered into a non-cancellable lease agreement for its headquarters location, commencing in the third quarter of 2016. The initial term of the agreement was 3 years with an initial monthly base rent of approximately $8,400 and increasing to approximately $8,900 during the last year of the lease term. The total rent expense under this operating classified lease was $17,000 and $26,000 during the three month periods ended September 30, 2019 and 2018, respectively, and $69,000 and $78,000 during the nine month periods ended September 30, 2019 and 2018, respectively. The lease expired in August 2019, and no office space is currently being leased as of September 30, 2019.

Supplemental cash flow information related to the operating lease was as follows (in thousands):

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018

Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$71	$78

Right-of -use assets obtained in exchange for lease obligations:
Operating leases	$70	$—

Supplemental balance sheet information related to the operating lease was as follows (in thousands, except weighted average data):

	As of	As of
	September 30, 2019	December 31, 2018

Right-of-use assets	$—	$68

Lease liability	$—	$70

Weighted average remaining lease term	—	0.7 years
Weighted average discount rate	—	5.5%

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

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

7. License Agreements

Pfizer

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

On March 31, 2015, upon the closing of the Series A preferred stock financing, the Company issued 675,250 shares of its common stock, at a fair market value of $0.9 million, to Pfizer in connection with the first equity payment, pursuant to which Pfizer became the owner of more than 5% of the Company’s capital stock. The transaction was recorded as acquired in‑process research and development expenses based on the fair value of the common shares issued since no processes or activities that would constitute a “business” were acquired and none of the rights and underlying assets acquired had alternative future uses or reached a stage of technological feasibility. None of the other milestone or royalty payments were triggered as of September 30, 2019.

The Pfizer Agreement will expire upon expiration of the last Royalty Term. On expiration (but not earlier termination), the Company will have a perpetual, exclusive, fully paid-up, royalty-free license under the licensed patent rights and related data to make, use, develop, commercialize, import and otherwise exploit the clinical product candidate gemcabene. Either party may terminate the Pfizer Agreement for the other party’s material breach following a cure period or immediately upon certain insolvency events relating to the other party. Pfizer may immediately terminate the Pfizer Agreement in the event that (i) the Company or any of its affiliates or sublicenses contests or challenges, or supports or assists any third party to contest or challenge, Pfizer’s ownership of or rights in, or the validity, enforceability or scope of any of the patents licensed under the Pfizer Agreement or (ii) the Company or any of its affiliates or sublicensees fails to achieve the first commercial sale in at least one country by April 16, 2024. Furthermore, upon termination of the Pfizer Agreement by Pfizer for any of the foregoing reasons, the Company grants Pfizer a non-

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

exclusive, fully paid-up, royalty free, worldwide, transferrable, perpetual and irrevocable license to use any intellectual property rights arising from the development or commercialization of gemcabene by the Company and any trademarks identifying gemcabene and agrees to transfer regulatory filings and approvals to Pfizer or permit Pfizer to cross-reference and rely on such regulatory filings and approvals for gemcabene. The Company may terminate the License Agreement for convenience upon 90 days’ written notice and payment of an early termination fee.

Beijing SL License and Collaboration Agreement

On July 23, 2019, the Company entered into a License and Collaboration Agreement (the “Beijing SL Agreement”) with Beijing SL Pharmaceutical Co., Ltd. (“Beijing SL”), pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, gemcabene in mainland China, Hong Kong, Macau and Taiwan (each, a “region,” and collectively, the “Territory”). The terms of the agreement include non-refundable upfront fees, payments based upon achievement of milestones and royalties on net product sales. Under the Beijing SL Agreement, the Company has both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone payments are identified as variable consideration. As of September 30, 2019, no revenue under the Beijing SL Agreement has been recognized as the performance obligation related to the non-refundable upfront fees was not satisfied.  For additional detail on the Company’s accounting policy regarding revenue recognition, refer to Note 2 – Summary of Accounting Policies.

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

Pursuant to the Beijing SL Agreement, Beijing SL will make a non-refundable upfront gross payment of $2.5 million to the Company within 45 days of the effective date of the Beijing SL Agreement; the upfront payment was received in October 2019. Additionally, with respect to each Licensed Product, the Company will be eligible to receive (i) payments for specified developmental and regulatory milestones (including submission of a new drug application to China’s National Medical Product Administration, dosing of the first patient in a phase 3 clinical trial in mainland China and regulatory approval for the first and each additional indication of a Licensed Product in the Territory) totaling up to $6 million in the aggregate and (ii) payments for specified global net sales milestones of up to $20 million in the aggregate multiplied by the ratio of the net sales of a Licensed Product sold by Beijing SL in the Territory divided by the global net sales of a Licensed Product, which net sales milestone payments are payable once, upon the first achievement of such milestone.

Beijing SL will also be obligated to pay the Company tiered royalties ranging from the mid-teens to twenty percent on the net sales of all Licensed Products in the Territory until the latest of (a) the date on which any applicable regulatory exclusivity with respect to such Licensed Product expires in such region, (b) the expiration or abandonment of the last valid patent claim or joint patent claim covering such Licensed Product in each region and (c) the fifth anniversary of the first commercial sale of such Licensed Product in such region (the “Royalty Term”). Future milestone payments under the Beijing SL Agreement, if any, are not expected to begin for at least one year and will extend over a number of subsequent years. The Company cannot determine the date on which Beijing SL’s potential royalty payment obligations to the Company would expire because Beijing SL has not yet developed any Licensed Products under the Beijing SL

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

Agreement and therefore the Company cannot at this time identify the date of the first commercial sale or the periods of any regulatory exclusivity or patent claims with respect to any Licensed Product.

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

8. Stockholders’ (Deficit) Equity

Common Stock

The Company had 14,872,411 and 14,265,411 shares of its common stock issued and outstanding as of September 30, 2019 and December 31, 2018, respectively. Voting, dividend and liquidation rights of the holders of the common stock are subject to the Company’s articles of incorporation, corporate bylaws and underlying shareholder agreements.

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

Warrants

During the three and nine month periods ending September 30, 2019 and 2018,  no  warrants were exercised. As of September 30, 2019 and December 31, 2018, warrants to purchase 1,014,204 shares of common stock were outstanding.

Dividend Rights

Common stockholders are entitled to receive dividends at the sole discretion of the board of directors of the Company. There have been no dividends declared on common stock as of September 30, 2019.

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

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

9. Share‑Based Compensation

Share-based compensation expense was included in general and administrative and research and development expenses as follows in the accompanying condensed statements of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative	$276	$861	$835	$2,008
Research and development	165	766	517	1,548
Total share-based compensation	$441	$1,627	$1,352	$3,556

In April 2015, the Company adopted the 2015 Equity Incentive Plan (the 2015 Plan) under which 320,615 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. The 2015 Plan permits the grant of incentive and non‑statutory stock options, appreciation rights, restricted stock, restricted stock units, performance stock and cash awards, and other stock‑based awards.

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

Under the A&R 2015 Plan, the number of shares of common stock reserved for issuance thereunder automatically increases on January 1st of each year, for a period of 10 years commencing on January 1, 2017 and ending on (and including) January 1, 2026, to an amount equal to 20% of the Company’s fully-diluted shares as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the shares reserved for such year, or that the increase in shares reserved for such year will be less than would have otherwise been allowed under the provision. Effective January 1, 2019,  501,001 shares were added to the A&R 2015 Plan under the share reserve provision. As a result, the total shares available under the A&R 2015 Plan for future issuance was 581,100  shares as of September 30, 2019.

Inducement Plan

In September 2016, the Company’s board of directors approved the Company’s Inducement Plan (the Inducement Plan). The Company initially reserved 300,000 shares of its common stock to be used exclusively for grants of awards to

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The Plan was approved by the Company’s board of directors without stockholder approval pursuant to Rule 5635(c)(4), and the terms and conditions of the Plan are substantially similar to the Company’s stockholder-approved A&R 2015 Plan. The total shares available under the Inducement Plan for future issuance was 268,667 shares as of September 30, 2019.

2016 Employee Stock Purchase Plan

In April 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (the ESPP) in order to enable eligible employees to purchase shares of the Company’s common stock at a discount following the effective date of the IPO. The Company’s stockholders also approved the ESPP in April 2016 and the ESPP became effective immediately upon the execution and delivery of the underwriting agreement related to the IPO. The Company initially reserved 150,000 shares of common stock for issuance under the ESPP. As of September 30, 2019,  no shares have been purchased under the ESPP.

Restricted Stock Awards

During the three and nine months ended September 30, 2019, the Company granted 607,000 restricted stock awards (RSAs) to officers, directors and employees. The RSAs vest immediately upon the close of that merger (See Note 3 – Merger Agreement). The grant date fair value of the RSAs was $0.72 per share. As of September 30, 2019, all 607,000 RSAs remain unvested and none were forfeited. The Company did not grant any RSAs during the comparable periods in the prior year.

Stock Options

During the three months ended September 30, 2019 and 2018, the Company did not grant any stock options. During the nine months ended September 30, 2019 and 2018, zero and 822,000 stock options were granted, respectively,  under the A&R 2015 Plan and the Inducement Plan to its officers, directors, employees and consultants, generally vesting over a four-year period. The weighted average grant date fair value for option shares granted during the three and nine months ended September 30, 2018  was zero and $5.07  per share, respectively.

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

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

The weighted‑average assumptions used in the Black‑Scholes option‑pricing and Monte Carlo simulation models are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Expected stock price volatility	—	—	—	66.3%
Expected life of options (years)	—	—	—	5.8
Expected dividend yield	—	—	—	0%
Risk free interest rate	—	—	—	2.7%

During the three months ended September 30, 2019 and 2018,  76,818  and 279,924 stock options vested, respectively, and 242,952 and 587,334 stock options vested during the nine months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019 and 2018,  176,705 and 307,121 stock options were forfeited, respectively, and 254,505 and 422,010 stock options were forfeited during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019,  2,546,268 stock options were outstanding, 1,994,357 stock options were vested and 849,767 shares in the aggregate were available for future issuance under the A&R 2015 and Inducement Plans.

Unrecognized share‑based compensation cost for stock options issued under the A&R 2015 Plan and the Inducement Plan was $2.3  million for the stock options and $0.4 million for the RSAs as of September 30, 2019. The unrecognized share‑based expense is expected to be recognized over a weighted average period of 0.2 years for both the stock options and RSAs taking into account the anticipated accounting treatment of such awards upon the closing of the Merger.

10. Net Loss Per Common Share

Basic earnings or loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s stock options, restricted stock awards and warrants are considered common stock equivalents while outstanding for this purpose. Diluted earnings are computed utilizing the treasury method for stock options, restricted stock awards and warrants. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti‑dilutive given the net loss reported for the three and nine months ended September 30, 2019 and 2018.  The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Numerator:
Net loss attributed to common stockholders	$(3,430)	$(6,079)	$(10,151)	$(19,981)

Denominator:
Basic and diluted weighted average common shares outstanding	14,265,411	14,259,691	14,265,411	13,650,556
Basic and diluted net loss per share	$(0.24)	$(0.43)	$(0.71)	$(1.46)

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti‑dilutive during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Stock options	2,546,268	2,823,732	2,546,268	2,823,732
Warrants	1,014,204	1,014,204	1,014,204	1,014,204
Restricted stock awards	607,000	—	607,000	—

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

As of September 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, other assets, accounts payable, accrued liabilities and other liabilities approximated their carrying values because of the short‑term nature of these assets or liabilities. The estimated fair value of the Company’s Term Loan while outstanding was based on amortized cost which was deemed to approximate fair value. There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2019 and 2018.

There were no instruments measured on a recurring fair value basis as of September 30, 2019 and December 31, 2018. In addition, no financial instruments were measured on a non‑recurring basis for any of the periods presented.

12. Income Taxes

The effective tax rate for the three and nine month periods ended September 30, 2019 and 2018 was zero percent. As a result of the analysis of all available evidence as of September 30, 2019 and December 31, 2018, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three and nine month periods ended September 30, 2019 and 2018. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

13. Defined Contribution Plan

The Company adopted a 401(k) defined contribution plan on September 5, 2017, effective as of January 1, 2017, for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the plan subject to federal law limits. Effective January 1, 2018, the Company began matching contributions on deferrals at 100% of deferrals up to 3% of one’s contributions and 50% on deferrals over 3%, but not exceeding 5% of one’s contributions in order to satisfy certain non-discrimination tests required by the Internal Revenue Code. Employee

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches vest over a nine-year period beginning on the second anniversary of an employee’s date of hire. The amount of matching contributions made during the three month periods ended September 30, 2019 and 2018 was $13,000 and $30,000, respectively, and $60,000 and $84,000 during the nine month periods ended September 30, 2019 and 2018, respectively.

14. Related Party Transactions

In the first quarter of 2018, in connection with an underwritten public offering of 3,592,858 shares of common stock, the offering included 14,286 shares sold to 1 officer, for aggregate proceeds totaling approximately $0.1 million and 71,429 shares sold to 1 investor who is an affiliate of 1 officer and board member, for proceeds totaling approximately $0.5 million.

15.  Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2019 up through the date the condensed financial statements were issued. Other than as set forth below, there were no material recognizable or nonrecognizable subsequent events during the period evaluated.

The Merger

On October 29, 2019, the Company entered into an amendment to the Original Merger Agreement with NeuroBo and Merger Sub. See Note 3– Merger Agreement. The amendment amended certain of the terms of the Original Merger Agreement by, among other things, (i) reducing the minimum net cash amount the Company is required to have at the closing of the Merger (the “Parent Cash Amount”) from negative $3,000,000 to negative $3,750,000; (ii) clarifying that the Parent Cash Amount will not be reduced for pre-closing payments by the Company of certain amounts related to the development of gemcabene that the parties previously expected would be incurred post-closing pursuant to the CVR Agreement; (iii) providing for an increase in the size of the combined company’s board of directors to ten; and (iv) extending the date after which either the Company or NeuroBo may terminate the Merger Agreement from December 24, 2019 to February 22, 2020.

The annual meeting of stockholders of the Company, where stockholders will be asked to vote, among other things, on the issuance of the Company’s common stock to NeuroBo's stockholders pursuant to the Merger Agreement and the change of control of the Company resulting from the Merger, has been scheduled for December 6, 2019 pursuant to a notice of annual meeting dated November 6, 2019.

Beijing SL Agreement

A non-refundable upfront payment of $2.5 million was received by the Company in October 2019 under the Beijing SL Agreement. The Company has not yet met its performance obligations related to this payment. As such, the upfront non-refundable payment collected was recorded as a deferred revenue liability upon receipt.

Nasdaq Compliance

As previously disclosed, on August 12, 2019, the Company received written notice from Nasdaq stating that the Company no longer complied with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because the Company’s stockholders’ equity, as reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, had fallen below $2.5 million. On September 26, 2019, the Company submitted its compliance plan to Nasdaq, explaining how the Company believes that the completion of its proposed merger with NeuroBo will address the stockholders’ equity deficiency.

On October 4, 2019, Nasdaq notified the Company that it had determined to grant the Company an extension until February 10, 2020 to regain compliance. Under the terms of the extension, NeuroBo must receive approval of its initial

Gemphire Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited), continued

listing application and the Company must consummate the Merger on or before February 10, 2020. If NeuroBo fails to receive approval of its initial listing application or the Company fails to consummate the Merger prior to February 10, 2020, Nasdaq will provide written notification to the Company that its securities will be delisted. At that time, the Company may appeal the Staff’s determination to a Listing Qualifications Panel.

There can be no assurance that the Company will be successful in implementing its plan to regain compliance with the minimum stockholders’ equity requirement, will regain compliance with the Minimum Bid Price Rule, or will otherwise be in compliance with other Nasdaq Listing Rules. See Part II “Other Information,” Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

As described below, on July 24, 2019, we entered into a Merger Agreement with NeuroBo, as amended on October 29, 2019, pursuant to which our wholly owned subsidiary, Merger Sub, will merge with and into NeuroBo, with NeuroBo surviving as a wholly owned subsidiary of the Company in an all-stock transaction.

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

To date, our primary activities have been conducting research and development activities, planning and conducting clinical trials, performing business and financial planning, recruiting personnel and raising capital. We do not have any products approved for sale and have not generated any revenue. We do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve, and we successfully commercialize, gemcabene or any other product candidate we may pursue in the future or unless certain obligations, including development and commercialization milestones, are met under the Beijing SL Agreement. Refer to Note 7— License Agreements to our condensed financial statements included in Part I “Financial Information”, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Our net losses were $3.4 million and $6.1 million during the three month periods ended September 30, 2019 and 2018, respectively, and our net losses were $10.2 million and $20.0 million during the nine month periods ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $94.3 million and a total stockholders’ deficit of $1.0 million. Our net losses may fluctuate significantly from quarter‑to‑quarter and year‑to‑year, depending on the timing of our preclinical studies, clinical trials and our expenditures on other research and development activities.

We have funded our operations to date primarily through the issuance and sale of common stock and warrants in public offerings and a private placement, the proceeds of our term loan facility with Silicon Valley Bank (the “Term Loan”) which we prepaid in full on January 28, 2019, and, prior to our IPO, the issuance of preferred stock and convertible notes. As of September 30, 2019, we had cash and cash equivalents of $1.9 million.

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

An investigator initiated Phase 2a pediatric NAFLD trial was begun in the fourth quarter of 2017 to study gemcabene in adolescents 12-17 years old. The study enrolled six patients and in August 2018, the Data Safety Monitoring Board (DSMB) halted the trial early due to “unanticipated problems” in the first three patients. Specifically, the primary efficacy endpoint of ALT increased beyond baseline levels in two of these three patients. In addition, all three patients had an increase in the secondary endpoint of liver fat fraction as measured by MRI-PDFF. All patients gained weight and had increased TGs during study treatment, in contrast to data in other gemcabene trials. Patient compliance was compromised as assessed by unused tablets and blood drug levels. Three observations were reported as AEs considered related to gemcabene. No events were reported as SAEs and no Suspected Unexpected Serious Adverse Reaction

Gemphire Therapeutics Inc.

Form 10-Q

(SUSAR) report was filed with the FDA by the Primary Investigator. The risk for increased liver fat with gemcabene treatment is unknown at this time. The patients were monitored for 12 months post-final dose and final results are pending. We intend to work closely with the trial site physicians and other KOLs to identify potential reasons for the unanticipated problems in the pediatric NAFLD study but cannot assure you that it will be possible to determine the reasons for the unexpected problems.

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

As announced in the third quarter of 2018, we completed and submitted to the FDA the results from our two year rodent carcinogenicity studies. These studies were submitted as part of a request for the FDA to remove the partial clinical hold that prevents us from conducting human studies of gemcabene that are greater than six months in duration. In response to our submission, the FDA did not lift the hold and requested that we provide additional data, including two preclinical studies, namely, a subchronic (13 week) study of gemcabene in PPARα knock-out mice and a study of gemcabene in in vitro PPAR transactivation assays using monkey and canine PPAR isoforms. We are working to complete studies requested by the FDA and expect to submit this additional data to the FDA in January of 2020. In addition, the FDA informed us that an End of Phase 2 (EOP2) meeting to reach an agreement on the design of Phase 3 registration and long term safety exposure trials for our target indications in dyslipidemia can only take place once the partial clinical hold is lifted. See “—Liquidity and Capital Resources” below regarding our need to raise additional capital to continue to fund the further development of gemcabene, including submission of the additional information requested by the FDA to make a decision regarding lifting the partial clinical hold, if the proposed Merger is not consummated in a timely fashion.

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

On August 12, 2019, we received written notice from Nasdaq stating that we no longer complied with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because our stockholders’ equity, as reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, had fallen below $2.5 million. The notice also indicated that we did not meet the alternative compliance standards.

On September 26, 2019, we submitted our compliance plan to Nasdaq, explaining how we believe that the completion of our proposed merger with NeuroBo will address the stockholders’ equity deficiency.

On October 4, 2019, Nasdaq notified us that it had determined to grant us an extension until February 10, 2020 to regain compliance. Under the terms of the extension, NeuroBo must receive approval of its initial listing application and we must consummate the Merger on or before February 10, 2020. If NeuroBo fails to receive approval of its initial listing application or we fail to consummate the Merger prior to February 10, 2020, Nasdaq will provide written notification that our securities will be delisted. At that time, we may appeal the Staff’s determination to a Listing Qualifications Panel.

Gemphire Therapeutics Inc.

Form 10-Q

There can be no assurance that we will be successful in implementing our plan to regain compliance with the minimum stockholders’ equity requirement, will regain compliance with the Minimum Bid Price Rule, or will otherwise be in compliance with other Nasdaq Listing Rules.

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

License and Collaboration Agreement

On July 23, 2019, we entered into the Beijing SL Agreement, pursuant to which we granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, gemcabene in the Territory. We retained all rights to gemcabene outside of the Territory. Refer to Note 7— License Agreements to our condensed financial statements included in Part I “Financial Information”, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information.

Merger Agreement with NeuroBo

On July 24, 2019, we entered into the Merger Agreement with NeuroBo, as amended on October 29, 2019, pursuant to which our wholly owned subsidiary, Merger Sub, will merge with and into NeuroBo, with NeuroBo surviving as our wholly owned subsidiary in an all-stock transaction. Pursuant to the Merger Agreement, at the Effective Time, we will enter into the CVR Agreement, pursuant to which, for each share of our common stock held, stockholders of record as of immediately prior to the Effective Time will receive one CVR. Refer to Note 3— Merger Agreement to our condensed financial statements included in Part I “Financial Information”, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information. The discussion below excludes any impact that may result from the proposed Merger. The proposed Merger has been approved by the boards of directors of both companies and is expected to close in the fourth quarter of 2019, subject to approval by the stockholders of the Company and NeuroBo as well as other certain other closing conditions. The total fees and costs of the proposed Merger are expected to be material to our results of operations in 2019 and possibly 2020.

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

Financial Operations Overview

Revenue

Other than revenue expected to be recognized from the non-refundable upfront payment under the Beijing SL Agreement, which was received in October 2019, we do not expect to generate revenue unless or until we obtain

Gemphire Therapeutics Inc.

Form 10-Q

regulatory approval of and commercialize gemcabene or any other product candidate we may pursue in the future or unless certain development and commercialization milestones are met under the Beijing SL Agreement. Refer to Note 7— License Agreement to our condensed financial statements included in Part I “Financial Information”, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information. If we fail to complete the development of gemcabene, or any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, our ability to generate future revenue would be compromised.

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

Gemphire Therapeutics Inc.

Form 10-Q

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

Other Expense, net

Other expense, net relates largely to non-operating transaction costs associated with our previously-announced review of strategic alternatives.  In addition, this category includes de minimis other income stemming from the disposal proceeds received from the sale of excess office supply and non-capital items. Lastly, other expense, net includes foreign currency exchange gains and losses related to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. Foreign currency gains and losses may continue to fluctuate in the future due to changes in foreign currency exchange rates.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, there is no provision for income taxes, as we have incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets as of September 30, 2019 and December 31, 2018.

Gemphire Therapeutics Inc.

Form 10-Q

Results of Operations

The following table summarizes our operating results for the periods indicated:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Operating expenses:
General and administrative	$1,250	$2,364	$(1,114)	$3,772	$7,025	$(3,253)
Research and development	1,068	3,542	(2,474)	3,695	12,479	(8,784)
Total operating expenses	2,318	5,906	(3,588)	7,467	19,504	(12,037)
Loss from operations	(2,318)	(5,906)	3,588	(7,467)	(19,504)	12,037
Interest income (expense), net	4	(172)	176	(816)	(476)	(340)
Other expense, net	(1,116)	(1)	(1,115)	(1,868)	(1)	(1,867)
Loss before income taxes	(3,430)	(6,079)	2,649	(10,151)	(19,981)	9,830
Provision (benefit) for income taxes	—	—	—	—	—	—
Net loss	$(3,430)	$(6,079)	$2,649	$(10,151)	$(19,981)	$9,830

Comparison of Three Months Ended September 30, 2019 and 2018

General and Administrative

General and administrative expenses for the three months ended September 30, 2019 decreased to $1.3 million compared to $2.4 million for the three months ended September 30, 2018. The $1.1 million decrease in expenses from the comparable period in 2018 was largely due to a reduction in support activities, focused primarily on personnel costs and professional services, related to our ongoing clinical trials.

Research and Development

Research and development expenses for the three months ended September 30, 2019 were $1.1 million compared to $3.5 million for the three months ended September 30, 2018. The $2.5 million decrease was primarily attributable to reduced clinical trial activities in the third quarter of 2019 versus the comparable period in 2018.

Interest Income (Expense), net

Interest income (expense), net for the three months ended September 30, 2019 was $4,000 compared to $(0.2) million for the three months ended September 30, 2018. Interest income (expense), net during the three months ended September 30, 2019 was comprised of interest earned on our cash and cash equivalents. Interest income (expense), net during the three months ended September 30, 2018 was comprised primarily of interest expense in connection with our Term Loan offset in part by interest income of $47,000. The decrease in interest expense period over period was the result of the Term Loan not being outstanding during the third quarter of 2019. The decrease in interest income period over period was largely the result of the decrease in our cash and cash equivalents.

Other Expense, net

Other expense, net for the three months ended September 30, 2019 comprised substantially of non-operating transaction costs associated with our previously announced review of strategic alternatives, including transaction costs associated with the Merger in the amount of $1.1 million. There was a de minimis amount of other income related to the disposal of office related items in the amount of $3,000 during the three month period ending September 30, 2019. There was

Gemphire Therapeutics Inc.

Form 10-Q

minimal other expense, net activity during the three months ended September 30, 2018 and was limited to net foreign currency exchange losses.

Comparison of Nine Months Ended September 30, 2019 and 2018

General and Administrative

General and administrative expenses for the nine months ended September 30, 2019 decreased to $3.8 million compared to $7.0 million for the nine months ended September 30, 2018. The $3.3 million decrease in expenses from the comparable period in 2018 was largely due to a reduction in support activities, focused primarily on personnel costs and professional services, related to our ongoing clinical trials.

Research and Development

Research and development expenses for the nine months ended September 30, 2019 were $3.7 million compared to $12.5 million for the nine months ended September 30, 2018. The $8.8 million decrease was primarily attributable to reduced clinical trial activities through the third quarter in 2019 versus the comparable period in 2018.

Interest Income (Expense), net

Interest income (expense), net for the nine months ended September 30, 2019 was $(0.8) million, compared to $(0.5) million for the comparable period in 2018. Interest income (expense), net for the nine months ended September 30, 2019 included interest expense in connection with our Term Loan offset in part by interest income of $39,000. Interest income (expense), net for the nine months ended September 30, 2018 included interest expense in connection with our Term Loan offset in part by interest income of $0.1 million. The increase in net interest (expense), net through the third quarter of 2019 over the comparable period in the prior year was largely the result of non-cash acceleration of debt discount amortization attributed to the prepayment of the Term Loan in January 2019.

Other Expense, net

Other expense for the nine months ended September 30, 2019 comprised substantially of non-operating transaction costs associated with our previously announced review of strategic alternatives, including transaction costs associated with the Merger in the amount of $1.9 million. There was a de minimis amount of other income related to the disposal of office related items in the amount of $3,000 during the nine month period ending September 30, 2019. There was minimal other expense, net activity during the three months ended September 30, 2018 and was limited to net foreign currency exchange losses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(6,825)	$(17,798)
Net cash provided by (used in) investing activities	—	—
Net cash (used in) provided by financing activities	(10,259)	23,131
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,084)	$5,333

Gemphire Therapeutics Inc.

Form 10-Q

Cash Flow from Operating Activities

For the nine months ended September 30, 2019, cash used in operating activities of $6.8 million was attributable to a net loss of $10.2 million as adjusted by $1.4 million in share‑based compensation and non-cash interest expense of $0.8 million offset by a net change of $1.2 million in our operating assets and liabilities. The change in operating assets and liabilities was primarily attributable to a net increase in our accounts payable and accrued liabilities and to a decrease in our prepaid expenses associated with fluctuations in our operating activities.

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

Cash Flow from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2019 of $10.3 million related the repayment of our Term Loan.

Net cash provided by financing activities during the nine months ended September 30, 2018 of $23.1 million related primarily to proceeds received from our Follow-On Offering, net of discounts, commissions and other costs totaling $2.1 million paid through September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, our principal sources of liquidity consisted of cash and cash equivalents of approximately $1.9 million. Our cash and cash equivalents are invested in cash deposits and money market accounts. We have not generated any revenue, and we anticipate that we will continue to incur net losses for the foreseeable future despite the revenue expected to be recognized from the non-refundable up-front payment in connection with the Beijing SL Agreement. We have funded our operations to date primarily through the issuance and sale of common stock and warrants in public offerings and a private placement, proceeds from our term loan facility with Silicon Valley Bank, which we prepaid in full on January 28, 2019, and, prior to our IPO, the issuance of preferred stock and convertible notes in private placements.

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

Gemphire Therapeutics Inc.

Form 10-Q

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

We have no current source of revenue to sustain our present activities, and, other than revenue expected to be recognized from the non-refundable upfront payment under the Beijing SL Agreement, we do not expect to generate revenue until and unless, the FDA or other regulatory authorities approve, and we successfully commercialize, gemcabene or any other product candidate we may pursue in the future or unless certain development and commercialization milestones are met under the Beijing SL Agreement. Refer to Note 7— License Agreements to our condensed financial statements included in Part I “Financial Information”, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Other than the non-refundable upfront payment under the Beijing SL Agreement, which was received in October 2019, we do not have any committed external source of funds.

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

We believe our cash on hand, including amounts received from Beijing SL pursuant to the non-refundable upfront payment, will be sufficient to fund operations through the fourth quarter of 2019, excluding transaction costs associated with the Merger (which we expect to pay upon the closing), and if for any reason the Merger does not close, we would need to raise additional capital to continue to fund the further development of gemcabene and our operations thereafter, including submission of the additional information requested by the FDA to make a decision regarding lifting the partial clinical hold. Our business is subject to numerous uncertainties, and we have based these estimates on assumptions that may prove to be substantially different than we currently anticipate and may need additional financing sooner than we expect. Additionally, the process of advancing early‑stage product candidates and testing product candidates in clinical

Gemphire Therapeutics Inc.

Form 10-Q

trials is costly, and the timing of progress in these clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Beijing SL Agreement

On July 23, 2019, the Company entered into the Beijing SL Agreement, pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, gemcabene in the Territory and Beijing SL agreed to make an non-refundable upfront gross payment of $2.5 million, which was received in October 2019, and to pay certain milestone and royalty payments if certain development and commercialization milestones are met. Refer to Note 7— License Agreements to

Gemphire Therapeutics Inc.

Form 10-Q

our condensed financial statements included in Part I “Financial Information”, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information.

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

Facility Lease

In May 2016, we entered into a non-cancellable facility lease. The term of the agreement was September 1, 2016 to August 31, 2019 and monthly base rent was approximately $8,900 during the last year of the lease agreement. The facility lease expired in August 2019 and no replacement facility lease was executed.

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

Gemphire Therapeutics Inc.

Form 10-Q

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in Note 2 — Summary of Significant Accounting Policies to our condensed financial statements included in Part I “Financial Information”, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

During the three months ended September 30, 2019, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on March 18, 2019.

Gemphire Therapeutics Inc.

Form 10-Q

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission.

Recent Accounting Pronouncements

Refer to Note 2— Summary of Significant Accounting Policies to our condensed financial statements included in Part I “Financial Information”, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

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

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Gemphire Therapeutics Inc.

Form 10-Q

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

On August 12, 2019, we received written notice from Nasdaq stating that we no longer comply with the minimum stockholders' equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on the Nasdaq Capital Market because our stockholder's equity, as reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, had fallen below $2.5 million. The notice also indicated that we do not meet the alternative compliance standards.

On September 26, 2019, we submitted our compliance plan to Nasdaq, explaining how we believe that the completion of its proposed merger will address the stockholders' equity deficiency.

On October 4, 2019, Nasdaq notified us that it had determined to grant us an extension until February 10, 2020 to regain compliance. Under the terms of the extension, NeuroBo must receive approval of its initial listing application and we must consummate the merger on or before February 10, 2020. If NeuroBo fails to receive approval of its initial listing application or we fail to consummate the merger prior to February 10, 2020, Nasdaq will provide written notification to us that our securities will be delisted. At that time, we may appeal Nasdaq's determination to a Listing Qualifications Panel.

If we are unable to regain compliance, Nasdaq may make a determination to delist our common stock. Continued listing of our common stock on the Nasdaq Capital Market is a condition to the closing of the Merger. Furthermore, if our common stock is delisted, it will trade, if at all, only on an over-the-counter market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. Upon any such delisting, our common stock could become subject to the regulations of the SEC relating to the market for penny stocks. Generally, any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share may be deemed a penny stock. Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and our ability to attract and retain employees by means of equity compensation and/or result in the loss of confidence by investors.

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

Gemphire Therapeutics Inc.

Form 10-Q

We believe our cash on hand, including amounts received from Beijing SL pursuant to the non-refundable upfront payment, will be sufficient to fund operations through the fourth quarter of 2019, excluding transaction costs associated with the Merger (which we expect to pay upon the closing), and if for any reason the Merger does not close, we would need to raise additional capital to continue to fund the further development of gemcabene and our operations thereafter, including submission of the additional information requested by the FDA to make a decision regarding lifting the partial clinical hold. We have based our cash sufficiency estimates on our current business plan and our assumptions may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. Additionally, the process of advancing early stage product candidates and testing product candidates in clinical trials is costly, and the timing of progress in these clinical trials is uncertain. Even if Gemphire raises sufficient funds and decides to continue the development of gemcabene, its ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support its cost structure. Gemphire cannot assure you that it will ever be profitable or generate positive cash flow from operating activities.

Failure to secure any necessary financing in a timely manner and on favorable terms or the failure of the proposed Merger to be consummated in a timely manner would require us to delay or abandon clinical development plans. If, for any reason, the Merger does not close, our board of directors may elect to dissolve and liquidate our assets. Alternatively, if we were able to secure additional capital to provide us with necessary financial resources to pursue other options, we may attempt to pursue another strategic transaction like the Merger, sell or otherwise dispose of the various assets of the Company or continue to operate the business of the Company. Any of these alternatives would be costly and time-consuming and would require that we obtain additional funding. We expect that it would be difficult to secure financing in a timely manner, on favorable terms or at all. We can make no assurances that we would be able to obtain additional financing or find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Merger Agreement or that any such alternatives are possible or would be successful, if pursued. To the extent that we seek and are able to raise additional capital through the sale of equity or convertible debt securities, our stockholders' ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through strategic transactions or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, even if we were able to pursue such alternatives, the failure to complete the Merger may result in negative publicity and/or a negative impression of us in the investment community, could significantly harm the market price of our common stock and may affect our relationship with employees and other partners in the business community.

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

• the level of development and commercialization efforts of Beijing SL with respect to gemcabene and the receipt of milestone and other payments, if any, from Beijing SL under the Beijing SL License Agreement;

Gemphire Therapeutics Inc.

Form 10-Q

• the scope, rate of progress and cost of our preclinical and clinical trials for any product candidate in our future pipeline and results of future clinical trials;

• the cost and timing of regulatory filings and approvals for any product candidates that successfully complete clinical trials;

• the timing and nature of any strategic transaction that we undertake, including potential partnerships;

• the effect of competing technological and market developments;

• the cost incurred in responding to actions by activist stockholders; and

• the cost of filing, prosecuting, defending and enforcing our intellectual property rights.

We currently have an effective shelf registration statement on Form S-3 on file with the SEC which expires in September 2020. The shelf registration statement permits the offering, issuance and sale of up to an aggregate offering price of $175 million of common stock, preferred stock, debt securities, warrants and subscription rights, of which $50 million may be offered, issued and sold under an "at-the-market" (ATM) equity distribution agreement with Piper Jaffray & Co. However, the amounts available under the shelf registration statement, including the ATM program, will be significantly limited as long as our public float remains below $75 million, which, given our currently depressed stock price, limits our ability to obtain meaningful funding through the ATM program or the shelf registration statement at this time, although we could still raise funds through a registration statement on Form S-1 or through private placements.

The issuance of shares of our common stock to NeuroBo’s stockholders in the proposed Merger will substantially dilute the voting power of our current stockholders.

If the proposed Merger is completed, each share of NeuroBo common stock outstanding immediately prior to the Effective Time will be converted into the right to receive shares of our common stock equal to the Exchange Ratio. Applying the Exchange Ratio in the Merger Agreement, our former security holders immediately prior to the Merger are expected to own, or hold rights to acquire, approximately 3.74% of the combined company and former NeuroBo security holders immediately prior to the Merger are expected to own approximately 96.26% of the combined company, in each case, immediately following the Merger, on a fully-diluted basis and assuming we have a net cash amount of negative $3,400,000 and that NeuroBo raises the minimum required amount of $24,240,000 in its pre-closing financing. The ownership percentages are subject to adjustment to the extent our net cash at the Effective Time is negative or to reflect aggregate gross proceeds received by NeuroBo in its pre-closing financing before the closing of the Merger above the minimum required amount and up to and including $50 million. Accordingly, the issuance of shares of our common stock to NeuroBo’s stockholders in the Merger will reduce significantly the relative voting power of each share of our common stock held by our current stockholders. Consequently, our stockholders as a group will have significantly less influence over the management and policies of the combined company after the Merger than prior to the Merger. These estimates are based on the anticipated Exchange Ratio and are subject to adjustment as provided in the Merger Agreement.

In addition, the ten member board of directors of the combined company will initially include nine individuals with prior NeuroBo affiliations and one individual with a prior Company affiliation. Consequently, security holders of the Company will be able to exercise less influence over the management and policies of the combined organization following the closing of the Merger than they currently exercise over the management and policies of the Company.

Gemphire Therapeutics Inc.

Form 10-Q

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

The right of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the achievement of the events specified in the CVR Agreement within the time periods specified in the CVR

Gemphire Therapeutics Inc.

Form 10-Q

Agreement and the consideration received being greater than the amounts permitted to be retained or deducted by us under the CVR Agreement. We may not be able to grant, sell or transfer our rights to gemcabene during the 10-year period after the closing of the Merger, and we may not receive any future payments pursuant to the Beijing SL Agreement after the closing of the Merger. If these events are not achieved for any reason within the time periods specified in the CVR Agreement, or the consideration received is not greater than the amounts permitted to be retained or deducted by us, no payments will be made under the CVRs, and the CVRs will expire valueless. NeuroBo (as successor in interest to the Company) has agreed to commit $1 million to support the further development of gemcabene through the quarter ending March 31, 2020 (the “Covenant End Date”), the funding of which was conditioned on receipt by the Company of the $2.5 million non-refundable upfront gross payment payable under the Beijing SL Agreement, which was received in October 2019.  Following the Effective Time, neither the Company nor NeuroBo will have any obligation to develop gemcabene, or to expend any funds or efforts with respect to gemcabene, other than the $1 million payment, to fund, (i) a toxicity study, (ii) a related FDA submission designed to result in the release of the partial clinical hold with respect to gemcabene, (iii) preparation for an end-of-phase 2 meeting with the FDA, and (iv) consulting costs for up to four (4) of our employees to support such activities. The expected cost of such activities is based on estimates and assumptions that may prove to be inaccurate. If $1 million is insufficient to fund the matters set forth above, neither the Company nor NeuroBo will have any obligation to provide further funding. We have no other obligation to support the development of gemcabene or to undertake any effort or expend any resource to divest or otherwise monetize gemcabene or to otherwise maximize the likelihood or amount of any CVR payment. Following the Covenant End Date, we may, at any time and in our sole and absolute discretion, discontinue any and all further efforts to develop, divest or otherwise monetize gemcabene.

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

Gemphire Therapeutics Inc.

Form 10-Q

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

As of September 30, 2019, we had only 7 full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

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

2.2

First Amendment to Agreement and Plan of Merger and Reorganization, dated as of October 29, 2019, by and among Gemphire, Merger Sub and NeuroBo (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on October 29, 2019).

2.3*

Form of CVR Agreement by and among Gemphire, Grand Rapids Holders’ Representative, LLC, as Holders’ Representative, and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2019).

2.4

Form of Gemphire Voting Agreement, by and between NeuroBo, Gemphire and certain stockholders of Gemphire (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2019).

2.5*

Form of NeuroBo Voting Agreement, by and between Gemphire, NeuroBo and certain stockholders of NeuroBo (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2019).

2.6

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

3.2

Second Amended and Restated Bylaws of Gemphire Therapeutics Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on October 29, 2019).

10.1+

First Amendment to Employment Agreement dated as of July 24, 2019 by and between Gemphire and Steve Gullans (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A, filed on August 13, 2019).

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

10.6**

License and Collaboration Agreement dated as of July 23, 2019 by and between Gemphire and Beijing SL (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on July 25, 2019).

Gemphire Therapeutics Inc.

Form 10-Q

10.7+

Second Amendment to Employment Agreement dated September 30, 2019 by and between Gemphire and Steven Gullans (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on October 3, 2019).

10.8+

Second Amendment to Employment Agreement dated September 30, 2019 by and between Gemphire and Charles L. Bisgaier (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on October 3, 2019).

10.9+

Second Amendment to Employment Agreement dated September 30, 2019 by and between Gemphire and Seth Reno (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-37809, filed on October 3, 2019).

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

Registrant: Gemphire Therapeutics Inc.

SIGNATURE	TITLE	DATE

/s/ STEVEN GULLANS	President and Chief Executive Officer	November 8, 2019
Steven Gullans	(Principal Executive Officer and Principal Financial Officer)