Form 10-Q
period 2020-03-31
NeuroBo Pharmaceuticals, Inc.
filed 2020-05-20
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of May 14, 2020 was 16,427,307.

NeuroBo Pharmaceuticals, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash	$9,799	$13,908
Restricted cash	15	15
Prepaid expenses	1,332	153
Other assets	65	42
Total current assets	11,211	14,118
Right-of-use assets and other	143	150
Property and equipment, net	181	200
Total assets	$11,535	$14,468
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,273	$638
Accrued liabilities	2,411	1,422
Lease liability, short-term	22	22
Total current liabilities	3,706	2,082
Lease and other long-term liabilities	89	94
Total liabilities	3,795	2,176
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2020 and December 31, 2019.	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 15,677,307 and 15,592,718 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	16	16
Additional paid–in capital	49,342	49,130
Accumulated other comprehensive (loss) income	(22)	12
Accumulated deficit	(41,596)	(36,866)
Total stockholders’ equity	7,740	12,292
Total liabilities and stockholders’ equity	$11,535	$14,468

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Operating expenses:
Research and development	$2,152	$1,800
General and administrative	2,597	651
Total operating expenses	4,749	2,451
Loss from operations	(4,749)	(2,451)
Interest (expense) income, net	20	(13)
Other income (expense), net	(1)	—
Loss before income taxes	(4,730)	(2,464)
Provision for income taxes	—	—
Net loss	(4,730)	(2,464)
Other comprehensive loss:
Foreign currency translation loss, net of tax	(34)	(2)
Total other comprehensive loss	(34)	(2)
Comprehensive loss	$(4,764)	$(2,466)
Loss per share:
Net loss per share, basic and diluted (Note 11)	$(0.30)	$(0.48)
Weighted average common shares outstanding:
Basic and diluted	15,670,800	5,166,812

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible				Additional	Accumulated
	Preferred Stock		Common Stock		Paid–In	Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at January 1, 2020	—	$—	15,592,718	$16	$49,130	$12	$(36,866)	$12,292
Exercise of stock options	—	—	84,589	—	53	—	—	53
Stock–based compensation	—	—	—	—	159	—	—	159
Foreign currency translation adjustment	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	(4,730)	(4,730)
Balance at March 31, 2020	—	$—	15,677,307	$16	$49,342	$(22)	$(41,596)	$7,740

Balance at January 1, 2019	4,801,020	$16,746	5,166,812	$—	$2,266	$2	$(15,554)	$(13,286)
Stock-based compensation	—	—	—	—	60	—	—	60
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(2,464)	(2,464)
Balance at March 31, 2019	4,801,020	$16,746	5,166,812	$—	$2,326	$—	$(18,018)	$(15,692)

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Operating activities
Net loss	$(4,730)	$(2,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	159	60
Non cash interest related to convertible notes - related party	—	14
Depreciation	11	—
Lease liability principal payment	(5)	—
Right-of-use leased asset depreciation	5	—
Change in assets and liabilities, net of the effects of the reverse asset acquisition:
Prepaid expenses and other assets	(1,202)	943
Accounts payable	637	(45)
Accrued and other liabilities	987	268
Net cash used in operating activities	(4,138)	(1,224)
Investing activities
Purchases of property and equipment	(2)	—
Net cash used in investing activities	(2)	—
Financing activities
Exercise of stock options	53	—
Net cash provided by financing activities	53	—
Net decrease in cash and restricted cash	(4,087)	(1,224)
Net foreign exchange difference	(22)	(3)
Cash and restricted cash at beginning of period	13,923	2,845
Cash and restricted cash at end of period	$9,814	$1,618

Reconciliation of cash and restricted cash:
Cash	$9,799	$1,618
Restricted cash	15	—
Total cash and restricted cash	$9,814	$1,618

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1. The Company and Basis of Presentation

NeuroBo Pharmaceuticals, Inc. (together with its subsidiaries, the "Company" or "NeuroBo"), formerly known as Gemphire Therapeutics Inc. (“Gemphire”), is a clinical-stage biotechnology company with three therapeutics programs designed to impact a range of indications in neurodegenerative and cardiometabolic disease:

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

The Company was originally incorporated as Gemphire Therapeutics Inc. as a C corporation in the state of Delaware. In connection with the closing of the Merger (as defined below), the Company changed its name to NeuroBo Pharmaceuticals, Inc. The Company’s operations have consisted principally of performing research and development activities, clinical development and raising capital. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved.

COVID-19

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

To date, except for the adjustments to scientific activity described under “Current Scientific Activity; Repurposing of NB-01” below, we have not experienced any significant changes in our business that would have a significant negative impact on our consolidated statements of operations or cash flows.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s service providers, suppliers, contract research organizations and the Company’s clinical trials, all of which are uncertain and cannot be predicted. As of the date of issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

Current Scientific Activity; Repurposing of NB-01

In light of the present business environment, including the impact of the COVID-19 virus that emerged in December 2019 and became a global pandemic, the Company is currently conducting the scientific activities described below with a view toward conserving financial resources.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

For NB-01, the Company has determined that any attempt to conduct Phase 3 clinical trials, as previously announced, would be difficult if not impossible in the short or medium term. Accordingly, in the first quarter of 2020, the Company directed its contract research organization (“CRO”) partners and other vendors working on the Phase 3 clinical trials of NB-01, including Syneos Health, to cease all work and has terminated its existing contract arrangements with each of them.

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

For NB-02, which is almost ready for the submission of an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”), the Company intends to postpone the first human clinical trials until global health and macroeconomic conditions improve, with a view toward commencing clinical trial activity in the first quarter of 2021, subject to improvement of the constraints imposed by the COVID-19 pandemic.

For Gemcabene, the Company is supporting activities related to lifting the FDA’s partial clinical hold that is presently in effect. In addition, the Company will engage in activities to support our partnership with Beijing SL with the possibility of advancing Gemcabene into trials in China.

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

The transaction was accounted for as a reverse asset acquisition in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, Private NeuroBo was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) Private NeuroBo’s stockholders owned substantially all of the voting rights in the combined company, (ii) Private NeuroBo designated all, but one, of the members of the initial board of directors of the combined company, and (iii) Private NeuroBo’s senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the Merger, the net assets of Gemphire were recorded at their acquisition-date relative fair values in the consolidated financial statements of the Company and the reported operating results prior to the Merger are those of Private NeuroBo.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Basis of presentation and consolidation principles

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020. The condensed consolidated balance sheet at December 31, 2019 was derived from the audited financial statements.

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

The condensed consolidated financial statements of the Company include a South Korean subsidiary, NeuroBo Co., LTD., which is fully owned by Private NeuroBo. All significant intercompany accounts and transactions have been eliminated in the preparation of the financial statements.

Going Concern

From its inception through March 31, 2020, the Company has devoted substantially all of its efforts to drug discovery and development and conducting clinical trials. The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. As of March 31, 2020, the Company had $9.8 million in cash. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $41.6 million as of March 31, 2020.

To date, the Company has raised capital principally through the issuance of convertible notes and private placements of redeemable convertible preferred stock. The Company has raised a total of $16.8 million from the issuance by Private NeuroBo of Series A redeemable convertible preferred stock and $0.5 million from the issuance by Private NeuroBo of convertible notes through December 31, 2018, and $24.2 million from the issuance by Private NeuroBo of Series B redeemable convertible preferred stock in May and June 2019. On April 13, 2020, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering”), 750,000 shares of common stock at an offering price of $10 per share. The Registered Offering resulted in gross proceeds of $7.5 million. See Note 14 – Subsequent Events. The Company will need to continue to raise a substantial amount of funds until it is able to generate revenues to fund its development activities.

The determination as to whether the Company can continue as a going concern contemplates the realization of assets and

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

the satisfaction of liabilities in the normal course of business. The Company expects to continue to incur net losses and negative cash flows from operations into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company has incurred net losses since inception and has relied on its ability to fund its operations through debt and equity financings. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business.

The Company believes that its existing cash will be sufficient to fund its operations through the first quarter of 2021 at the level of scientific activity described above under “Current Scientific Activity”; Repurposing of NB-01”. The Company plans to continue to fund its operations and capital funding needs through a combination of equity offerings, debt financings, or other sources, potentially including collaborations, licenses and other similar arrangements. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company's stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company's ability to conduct its business.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in Company's consolidated financial statements relate to accrued expenses and the fair value of stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgements about the carrying values of assets and liabilities. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is principally held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of March 31, 2020, the Company had deposits in excess of federally insured amounts by $9.2 million.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

Fair Value of common stock

In the absence of a public trading market prior to the Merger, and as a development stage company with no significant revenues, the Company believed that it was appropriate to consider a range of factors to determine the fair value of the common stock at each grant date. In determining the fair value of its common stock, the Company used methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants' (“AICPA”) Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation (the "AICPA Practice Guide"). The valuations of Private NeuroBo common stock were prepared using a hybrid method, which used market approaches to estimate the enterprise value of Private NeuroBo. The hybrid method is a probability-weighted expected return method ("PWERM"), where the equity value in one or more of the scenarios is calculated using an option pricing method ("OPM"). The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for Private NeuroBo, assuming various outcomes. The common stock value was based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome was discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. A discount for lack of marketability of the common stock was then applied to arrive at an indication of value for the common stock. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company's securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. In addition, the Company considered various objective and subjective factors, along with input from an independent third-party valuation firm. The factors included (1) the achievement of technical and operational milestones by the Company; (2) the status of strategic relationships with collaborators; (3) the significant risks associated with the Company's stage of development; (4) capital market conditions for life science companies and, in particular, similarly situated, privately held, early-stage life science companies; (5) the Company's available cash, financial condition, and results of operations; (6) the most recent sales of the Company's preferred stock to the extent they were with outside parties; and (7) the preferential rights of the outstanding preferred stock.

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

Foreign Currency Translation

The foreign subsidiary uses the local currency as the functional currency. The Company translates the assets and liabilities of its foreign operation into U.S. dollars based on the rates of exchange in effect as of the balance sheet date. Expenses are translated into U.S. dollars using average exchange rates for each period. The resulting adjustments from the translation process are included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

Certain transactions of the Company are settled in foreign currency and are thus translated to U.S. dollars at the rate of exchange in effect at the end of each month. Gains and losses resulting from the translation are included in other income or expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are included in general and administrative expenses.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with stockholders. Comprehensive loss currently consists of net loss and changes in foreign currency translation adjustments.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

This guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should all be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company adopted the new guidance on January 1, 2020. The guidance did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

3. Balance Sheet Detail (in thousands)

Property and Equipment

Property and equipment consist of the following:

	As of
	March 31,	December 31,
	2020	2019
Research and development equipment	$150	$158
Office equipment	59	59
Total property and equipment	209	217
Less accumulated depreciation	(28)	(17)
Property and equipment, net	$181	$200

Depreciation expense was $11 and less than $1 for the three months ended March 31, 2020 and 2019, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of:

	March 31,	December 31,
	2020	2019
External research and development expenses	$1,946	$915
Professional services	400	158
Payroll related	17	160
Other	48	189
Total	$2,411	$1,422

In the first quarter of 2020, the Company directed its contract research organization (“CRO”) partners and other vendors working on the Phase 3 clinical trials of NB-01 to cease all work and has terminated its existing contract arrangements with each of them. The Company incurred termination expenses of approximately $675 in connection with these terminations which are included in the external research and development expenses line item in the above table.  One CRO invoiced termination charges that the Company disputes. In accordance with ASC 450, Contingencies, the Company has determined that it is reasonably possible that a loss has occurred with respect these invoiced amounts and estimates the range of loss as $0 to $1,100. Since no amount in this range is a better estimate than any other amount within the range, the Company has not accrued any liability arising from potential losses relating to these disputed termination charges.

During the three months ended March 31, 2020, the Company recorded adjustments to research and development expenses related to clinical trial expenses that were not correctly recorded in prior periods. The net adjustments resulted in an increase of $186 in the Company’s net loss for the three months ended March 31, 2020, which the Company considers immaterial to all periods.

4. Merger

The Merger, which closed on December 30, 2019, was accounted for as a reverse asset acquisition pursuant to Topic 805, Business Combinations, as substantially all of the fair value of the assets acquired were concentrated in a group of similar non-financial assets, and the acquired assets did not have outputs or employees.

Contingent Value Rights Agreement

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

On December 30, 2019, in connection with the Merger, the Company, Grand Rapids Holders’ Representative, LLC, as representative of the Company’s stockholders prior to the Merger, and Computershare Inc. and Computershare Trust Company, N.A. as the rights agent, entered into a Contingent Value Rights Agreement (the “CVR Agreement”). The Company’s stockholders of record as of immediately prior to the effective date of the Merger received one contingent value right (“CVR”) entitling such holders to receive, in the aggregate, 80% of the Gross Consideration less other Permitted Deductions (each as defined in the CVR Agreement) received during the 15-year period after the closing of the Merger (the “CVR Term”) from the grant, sale or transfer of rights to Gemcabene (other than a grant, sale or transfer of rights involving a sale or disposition of the post-Merger combined company) that is entered into during the 10-year period after the closing of the Merger or pursuant to the Beijing SL Agreement (as defined in Note 6 – License Agreement below), but not including the $2.5 million upfront gross payment pursuant to the Beijing SL Agreement. Under the CVR Agreement, the Company agreed to commit up to $1 million to support the further development of Gemcabene, to be funded following execution of the Beijing SL Agreement and the receipt by the Company of the $2.5 million upfront gross payment payable under the Beijing SL Agreement, which the Company received in October 2019. The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. Through March 31, 2020, no milestones had been accrued as there were no potential milestones yet considered probable.

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

In September 2019, the Company entered a non-cancelable operating lease, as amended, for its new corporate headquarters located in Boston, Massachusetts (“New Boston Lease”). The agreement, effective February 1, 2020, has a one-year term, and rental costs of $21 per month prior to the application of certain rent concessions granted by the landlord in the amount of $32.

For the three months ended March 31, 2020 and 2019, expense under the New Boston Lease and Boston Lease in the aggregate was $115, inclusive of a termination fee of $83 relating to the Boston Lease, and $26, respectively.

Future minimum lease payments at March 31, 2020 were as follows under the New Boston Lease (in thousands):

December 31,

2020 (period from April 1 to December 31)	$193
2021	21
Total minimum payments	$214

Lease in Korea:

In May 2019, the Company entered a non-cancelable operating lease for its new facility in Korea (the “Korea Lease”). The initial lease term is five years with an option to renew for an additional five-year term. The lease commenced on July 2, 2019 and expires on July 1, 2024. The operating lease is subject to a deposit, base rent payments and additional

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

charges for utilities and other common costs. In the third quarter of 2019, the Company recognized a right-of-use asset of $126 as well as a lease liability of $20 in other current liabilities and $106 in other non-current liabilities in conjunction with the commencement of the Korea Lease. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 10%, which corresponds to the Company’s incremental borrowing rate. As of March 31, 2020, the weighted average remaining lease term was 4.25 years. For the three month periods ended March 31, 2020 and 2019, the Company recorded non-cash expense of $8 and zero, respectively, related to the Korea Lease. During the three month periods ended March 31, 2020 and 2019, the Company made cash payments of $8 and zero, respectively, for amounts included in the measurement of lease liabilities.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2020 (in thousands):

December 31,
2020 (period from April 1 to December 31)	24
2021	32
2022	32
2023	32
2024	16
Total lease payments	$136
Less effect of discounting	(25)
Total	$111
Short-term portion	(22)
Long-term portion	$89

Xiehecheng Cultivation Service Agreement

On September 1, 2018, the Company entered into a cultivation service agreement with Xiehecheng Chinese Herm Limited Corporation for the cultivation of two plants used to manufacture the Company's lead clinical asset, NB-01.

As of March 31, 2020, future minimum payments under the agreement, which is cancellable annually at the end of each research year, are as follows (in thousands):

		December 31,

2020	(period from April 1 to December 31)	$132
2021		220
2022		220
		$572

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

None of the future milestone or royalty payments were triggered through March 31, 2020.

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

As of March 31, 2020 and December 31, 2019, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the license agreement, and as such, no liabilities were recorded related to the Pfizer Agreement.

Contingencies

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

Contract Research Agreements

In the first quarter of 2020, the Company directed its CRO partners and other vendors working on the Phase 3 clinical trials of NB-01 to cease all work and has terminated its existing contract arrangements with each of them. The Company incurred termination expenses of approximately $675 in connection with these terminations. One CRO invoiced termination charges that the Company disputes. In accordance with ASC 450, Contingencies, the Company has determined that it is reasonably possible that a loss has occurred with respect these invoiced amounts and estimates the range of loss as $0 to $1,100. Since no amount in this range is a better estimate than any other amount within the range, the Company has not accrued any liability arising from potential losses relating to these disputed termination charges.

6. License Agreement

Beijing SL License and Collaboration Agreement

Upon the close of the Merger, the License and Collaboration Agreement (the “Beijing SL Agreement”) with Beijing SL

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Pharmaceutical Co., Ltd. (“Beijing SL”) was assumed by the Company, pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, Gemcabene in mainland China, Hong Kong, Macau and Taiwan (each, a “region,” and collectively, the “Territory”). The terms of the agreement include payments based upon achievement of milestones and royalties on net product sales. Under the Beijing SL Agreement, the Company has variable consideration in the form of milestone payments. As of March 31, 2020, no revenue under the Beijing SL Agreement has been recognized.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

The Convertible Notes and Amended Convertible Notes (herein collectively referred to as the “Notes”) accrued interest at a rate of 5.00% per annum. The Company recorded interest on principal of zero and $6 for the three month periods ended March 31, 2020 and 2019, respectively.

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

Debt discount related to the beneficial conversion feature was being amortized over the life of the Convertible Notes using the effective interest method as additional interest expense. The Company recorded interest expense of zero and $8 for the three month periods ended March 31, 2020 and 2019, respectively, related to the debt discount.

8. Stockholders’ Equity (Deficit)

Common Stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock when outstanding. The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

Dividend Rights

Common stock holders are entitled to receive dividends at the sole discretion of the board of directors of the Company. There have been no dividends declared on common stock as of March 31, 2020.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

Warrants

The following warrants, assumed in connection with the Merger, were outstanding as of March 31, 2020 and December 31, 2019:

Exercise Price	Number Outstanding	Expiration Date	Number Exercisable
$186.75	1,440	July 2028	1,440
$260.00	39,115	March 2022	39,115
Total	40,555		40,555

9. Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying statements of comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$14	$39
General and administrative	145	21
Total stock-based compensation	$159	$60

Stock Options

2019 and 2018 Stock Plans

In December 2018, Private NeuroBo adopted the NeuroBo Pharmaceuticals, Inc. 2018 Stock Plan (the "2018 Plan") and in December 2019 in connection with the Merger, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). 2018 Plan options to purchase Private NeuroBo common stock outstanding as of immediately prior to the Merger were assumed by the Company upon the Merger and became options to purchase the Company’s common stock, as adjusted by the Exchange Ratio. The 2018 Plan and 2019 Plan provide for the grant of stock options, restricted stock and other equity awards of the Company's common stock to employees, officers, consultants, and directors. Options expire within a period of not more than ten years from the date of grant.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the Company’s activity related to its stock options for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Outstanding on January 1	633,277	—
Granted	360,000	960,204
Exercised	(84,589)	—
Forfeited/Cancelled	—	—
Outstanding on March 31	908,688	960,204

During the three month periods ended March 31, 2020 and 2019, 360,000 and 960,204 stock options were granted, respectively, to employees and non-employee consultants with both service and performance conditions. The options granted with service conditions vest quarterly over a period between one year and fifteen months. The total number of stock options outstanding as of March 31, 2020 and December 31, 2019 was 908,688 and 633,277, respectively.

The weighted average fair value per share of options granted during the three month periods ended March 31, 2020 and 2019, was $5.59 and $0.50, respectively.

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

The weighted‑average assumptions used in the Black‑Scholes option‑pricing model are as follows:

	Three Months Ended
	March 31,
	2020	2019

Expected stock price volatility	77.5%	75.0%
Expected life of options (years)	5.8	10.0
Expected dividend yield	0%	0%
Risk free interest rate	1.71%	2.75%

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

During the three month periods ended March 31, 2020 and 2019, 42,862 and 120,026 stock options vested, respectively. The weighted average fair value per share of options vesting during the three month periods ended March 31, 2020 and 2019 was $2.87 and $0.50, respectively. During the three month periods ended March 31, 2020 and 2019, no stock options were forfeited. As of March 31, 2020, 4,127,179 shares in the aggregate were available for future issuance under the 2019 Plan and 2018 Plan.

Unrecognized stock‑based compensation cost for the stock options issued under the both the Company’s 2019 Plan and 2018 Plan was $1.9 million as of March 31, 2020. The unrecognized stock‑based expense is expected to be recognized over a weighted average period of 2.8 years.

10.  Redeemable Preferred Stock (in thousands, except share and per share data)

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

While outstanding, the redeemable preferred stock was classified outside of stockholders' equity (deficit) because the shares contained certain redemption features that were not solely within the control of the Company. Private NeuroBo did not adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because the occurrence of any such change of control event was not deemed probable.

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

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti‑dilutive:

	Three Months Ended
	March 31,
	2020	2019
Redeemable preferred stock	—	4,801,020
Convertible notes	—	1,512,617
Stock options	908,688	960,204
Warrants	40,555	—

12.  Income Taxes

The effective tax rate for the three month periods ended March 31, 2020 and 2019 was zero percent. As a result of the analysis of all available evidence as of March 31, 2020 and December 31, 2019, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three month periods ended March 31, 2020 and 2019. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

the Company could record an additional valuation allowance on any increases in the deferred tax assets.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The CARES Act is not expected to have a material impact on the Company’s consolidated financial statements.

13. Related Party Transactions (in thousands, except per share data)

On September 28, 2018, Private NeuroBo entered into a five year manufacturing and supply agreement with Dong-A ST for manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials. Under the terms of the Manufacturing Agreement, Dong-A ST has agreed to produce for NeuroBo a specified number of tablets of the NB-01 drug substance and placebos at a supply price to be determined at the time of each individual order. In addition, prices were set for stability testing of the NB-01 drug substance and placebo. The Company recognized zero and $5  of product manufacturing related costs within research and development expenses for the three month periods ended March 31, 2020 and 2019, respectively.

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

14.  Subsequent Events

April 2020 Equity Financing

On April 13, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering”), 750,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an offering price of $10 per share.

The Registered Offering resulted in gross proceeds of $7.5 million, before deducting the placement agent’s fees and related offering expenses. The Registered Offering closed on April 16, 2020.

The Company also issued to the placement agent, or its designees, warrants (the “Placement Agent’s Warrants”) to purchase up to 37,500 shares of Common Stock, which represents 5.0% of the Shares sold in the Registered Offering. The Placement Agent’s Warrants have an exercise price of $12.50 per share, which represents 125% of the per share offering price of the Shares and a termination date of April 16, 2025.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and related notes included elsewhere in this report and the audited financial statements and related notes for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K filed on March 30, 2020.

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

These forward‑looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this report and are subject to known and unknown risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K filed on March 30, 2020 and in subsequent reports filed with or furnished to the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward‑looking statements.

Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, changed circumstances or otherwise, except as may be required by applicable laws or regulations.

Overview

      NeuroBo Pharmaceuticals Inc. (the “Company,” “we,” “us” or “our”) is a clinical-stage biotechnology company focused on developing and commercializing novel pharmaceuticals to treat neurodegenerative disorders affecting millions of patients worldwide. For more information on our business and our three product candidates, NB-01, NB-02 and Gemcabene, see “Business-Overview” in Part I, Item 1 of our Annual Report on From 10-K filed on March 30, 2020. On July 24, 2019, Gemphire Therapeutics Inc. (“Gemphire”), and NeuroBo Pharmaceuticals, Inc. (“Private NeuroBo”) entered into a definitive agreement, which was amended on October 29, 2019 (the “Merger Agreement”). The merger closed on December 30, 2019 (the “Effective Date”), whereby Private NeuroBo merged with a wholly-owned subsidiary of the Company in an all-stock transaction (the “Merger”).

Recent Developments

COVID-19

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the responses that we, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

To date, except for the adjustments to scientific activity described under “Current Scientific Activity; Repurposing of NB-01” below, we have not experienced any significant changes in our business that would have a significant negative impact on our consolidated statements of operations or cash flows.

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our service providers, suppliers, contract research organizations and our clinical trials, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

        Current Scientific Activity; Repurposing of NB-01

In light of the present business environment, including the impact of the COVID-19 virus that emerged in December 2019 and became a global pandemic, we are currently conducting the scientific activities described below with a view toward conserving financial resources.

For NB-01, we have determined that any attempt to conduct Phase 3 clinical trials, as previously announced, would be difficult if not impossible in the short or medium term. Accordingly, in the first quarter of 2020, we directed our contract research organization (“CRO”) partners and other vendors working on the Phase 3 clinical trials of NB-01, including Syneos Health, to cease all work and we terminated our existing contract arrangements with each of them.

We are currently devoting scientific resources to evaluating the potential to bring the NB-01 asset to the market through a different regulatory pathway. Development of NB-01 as an orphan drug is among the alternatives we are considering, and we may conduct feasibility studies to identify a rare disease relevant to NB-01. Additionally, we are considering marketing NB-01 as a nutraceutical (non-pharmaceutical) product. There is no assurance that we will be able to pursue any of these alternatives for NB-01. See the risk factor entitled “We have determined to postpone indefinitely the initiation of Phase 3 clinical trials of NB-01 under present circumstances, and we may not be able to successfully develop NB-01 pursuant to other alternatives, including as an orphan drug or as a nutraceutical candidate” in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K filed on March 30, 2020.

 For NB-02, which is almost ready for the submission of an IND application to the FDA, we intend to postpone the first human clinical trials until global health and macroeconomic conditions improve with a view toward commencing clinical trial activity in the first quarter of 2021, subject to improvement of the constraints imposed by the COVID-19 pandemic.

For Gemcabene, we are supporting activities related to lifting the FDA’s partial clinical hold that is presently in effect. In addition, we will engage in activities to support our partnership with Beijing SL with the possibility of advancing Gemcabene into trials in China.

As of March 31, 2020, we had cash and cash equivalents of $9.8 million. Operating at such level of scientific activity, we expect that our cash, including the net proceeds from the April 2020 Registered Offering, will be adequate to fund operations through the first quarter of 2021.

We will need to raise additional capital to fund continued operations at the current level beyond the first quarter of 2021. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

have any commitments for additional financing and may not be successful in our efforts to raise additional funds. Any amounts raised will be used for further development of our product candidates and for other working capital purposes and, depending on the amount raised, for commencing clinical activity on NB-02 in the first quarter of 2021 and potentially for Gemcabene.

If we are unable to raise additional capital (which is not assured at this time, particularly as a result of recent depressed capital market conditions), our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. We have some ability to reduce costs further in 2020 and 2021, thereby potentially lengthening our operational window to the second quarter of 2021.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern. We have not established a source of revenues and, as such, have been dependent on funding operations through the sale of equity securities. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We expect to incur further losses over the next several years as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy.

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

These factors individually and collectively raise substantial doubt about our ability to continue as a going concern after March 31, 2021. Our financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern.

Key operating data

            We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $4.7 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively. To date, we have not generated any revenue from product sales, collaborations with other companies, government grants or any other source, and do not expect to generate any revenue in the foreseeable future.

        As of March 31, 2020, we had an accumulated deficit of $41.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

•

the cost of manufacturing and storing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants and Clinical Manufacturing Organizations (“CMOs”);

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

Results of Operations

The following table summarizes our operating results for the periods indicated:

	For the Three Months Ended
	March 31,
	2020	2019	Change

Operating expenses:
Research and development	$2,152	$1,800	$352
General and administrative	2,597	651	1,946
Total operating expenses	4,749	2,451	2,298
Loss from operations	(4,749)	(2,451)	(2,298)
Interest (expense) income, net	20	(13)	33
Other income (expense), net	(1)	—	(1)
Loss before income taxes	(4,730)	(2,464)	(2,266)
Provision for income taxes	—	—	—
Net loss	$(4,730)	$(2,464)	$(2,266)

Comparison of Three Months Ended March 31, 2020 and 2019

Research and Development Expenses

Research and development expenses were $2.2 million for the three months ended March 31, 2020 as compared to $1.8 million for the three months ended March 31, 2019. The $0.4 million increase in 2020 was primarily attributed to the CRO termination costs associated with the Phase 3 clinical trials of NB-01 in the amount of $0.7 million, and to the further development of Gemcabene under the Contingent Value Rights Agreement in the amount of $0.4 million,  offset in part by the overall reduction of clinical trial activity, in the current quarter when compared to the comparable period in the prior year. Lastly, research and development expenses during the three months ended March 31, 2020 and 2019 included stock-based compensation of $14,000 and $39,000, respectively.

General and Administrative Expenses

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

General and administrative expenses were $2.6 million for the three months ended March 31, 2020, compared to $0.7 million for the three months ended March 31, 2019. The increase of $1.9 million was primarily due to operating as a  public company and to post-Merger support costs in the first quarter of 2020 when compared to the comparable quarter in the prior year. The cost increases in the current quarter included $0.6 million in legal costs, $0.4 million in audit and external accounting support, $0.4 million in director and officer insurance premiums and $0.1 million in board of director and other public company costs. The balance of the increase in the first quarter of 2020 over the comparable period in the prior year was comprised of $0.1 million of payroll related costs, $0.2 in operational consulting fees and $0.1 million in operations related expenses. Stock-based compensation costs during the three month periods ended March 31, 2020 and 2019 were $0.1 million and $21,000, respectively.

Interest (Expense) Income, net

    Interest income for the three month period ended March 31, 2020 was $20,000 related to cash deposits. The Company did not incur interest expenses during the first quarter of 2020 given that there was no debt outstanding during the period.

    Interest expense, net during the three month period ended March 31, 2019 included non-cash interest expense in connection with our convertible notes of $14,000 offset in part by interest income of $1,000 related to cash deposits. Non-cash interest expense during the three month period ended March 31, 2019 consisted of interest on principal in the amount of $6,000 and costs attributed to the underlying beneficial conversion features of the convertible notes in the form discount amortization in the amount of $8,000.

Other Income (Expense), net

        Other income (expense), net was $(1,000) during the three month period ended March 31, 2020, compared to less than $(1,000) during the three month period ended March 31, 2019. The net increase in other income (expense), net was due to a nominal increase in net realized foreign currency exchange losses.

Liquidity and Capital Resources

   Prior to the Merger, Private NeuroBo funded operations with proceeds from sales of preferred stock and proceeds from the issuance of convertible debt. Prior to the Merger, Private NeuroBo received net proceeds of $40.9 million from sales of preferred stock and $0.5 million from the sales of convertible notes which were converted into shares of Private NeuroBo common stock, effective immediately prior to the closing of the Merger.

        ln April 2018, Private NeuroBo issued an aggregate of 4,801,020 shares of Series A preferred stock (as adjusted for the exchange ratio (“Exchange Ratio”) in connection with the Merger), at a purchase price of $3.50 per share, for aggregate gross consideration of approximately $16.8 million. At the Effective Time of the Merger, each share of Series A preferred stock then outstanding was converted into common stock in accordance with the terms of the Merger Agreement.

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

    On April 13, 2020, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we sold in a registered direct offering (the “Registered Offering”) 750,000 shares of our common stock, at an offering price of $10.00 per share. The Registered Offering resulted in gross proceeds of $7.5 million, before deducting the placement agent’s fees and related offering expenses.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

   Since inception, we have experienced significant losses and incurred negative cash flows from operations. We expect to incur further losses over the next several years as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy.

    We will need substantial additional funding to support our continuing operations and to pursue our business strategy and, in the meantime, we have reduced scientific activity, as described under “Overview – Reduced Scientific Activity; Repurposing of NB-01” above, and we are carefully controlling expenses. In the first quarter of 2020, in connection with the reduced scientific activity, we directed our CRO partners and other vendors working on the Phase 3 clinical trials of NB-01 to cease all work and have terminated our existing contract arrangements with each of them. In accordance with ASC 450, Contingencies, we have determined that it is reasonably possible that a loss has occurred with respect to these invoiced amounts and estimate the range of loss as $0 to $1.1 million. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these disputed termination charges.

    As of March 31, 2020, we had cash and cash equivalents of $9.8 million. Operating at such level of scientific activity, we expect that our cash, including the net proceeds from the Registered Offering, will be adequate to fund operations through the first quarter of 2021.

    We will need to raise additional capital to fund continued operations at the current level beyond the first quarter of 2021. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. If we are unable to raise additional capital (which is not assured at this time, particularly as a result of recent depressed capital market conditions), our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. We have some ability to reduce costs further in 2020 and 2021, thereby potentially lengthening our operational window to the second quarter of 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(4,138)	$(1,224)
Net cash used in investing activities	(2)	—
Net cash provided by financing activities	53	—
Net decrease in cash and restricted cash	$(4,087)	$(1,224)

   Operating Activities

        During the three month period ended March 31, 2020, operating activities used $4.1 million of cash, primarily resulting from our net loss of $4.7 million offset by non-cash expenses related to stock-based compensation and depreciation in the aggregate of $0.2 million. Net cash provided by changes in our operating assets and liabilities for the three month period ended March 31, 2020 was $0.4 million which consisted of an increase in accounts payable and accrued expenses of $1.6 million, offset in part by an increase in prepaid expenses and other current assets of approximately $1.2 million. The increase in prepaid expenses and other current assets was primarily due to the payment of insurance premiums. The net increase in accounts payable and accrued expenses was primarily attributed to the timing of vendor invoicing and payments.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

        During the three month period ended March 31, 2019, operating activities used $1.2 million of cash, primarily resulting from our net loss of $2.5 million offset by non-cash expenses largely related to interest in connection with our convertible notes and stock-based compensation in the aggregate of $0.1 million. Net cash provided by changes in our operating assets and liabilities for the three month period ended March 31, 2019 was $1.2 million and consisted of approximately a  $0.9 million decrease in prepaid expenses and other current assets and an increase of $0.3 million in accrued expenses. The decrease in prepaid expenses was primarily due to clinical research organization deposit utilization for clinical activities. The increase in net accrued expenses was primarily attributed to the timing of vendor invoicing and payments.

    Investing Activities

    During the three month period ended March 31, 2020, net cash used in investing activities was $2,000. Investing activities during the period consisted of purchases of property and equipment.  There were no investing related activities during the three months ended March 31, 2019.

    Financing Activities

        During the three month period ended March 31, 2020, net cash provided by financing activities was $53,000, consisting of proceeds from the exercise of stock options. There were no financing related activities during the three months ended March 31, 2019.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

•	the success of any other business, product or technology that we acquire or in which we invest;
•	the costs of acquiring, licensing or investing in businesses, product candidates and technologies; and
•	our need and ability to hire additional management and scientific and medical personnel.

    We expect that, with current levels of scientific activity, our existing cash and cash equivalents will be sufficient to fund our operating expenses, capital expenditure requirements through the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this report.

During the three months ended March 31, 2020, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on March 30, 2020.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission.

Recent Accounting Pronouncements

Refer to Note 2— Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this report for a discussion of recently issued accounting pronouncements.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 as a result of the material weakness described below and previously reported in our Annual Report on Form 10-K. In connection with management’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified a material weakness in our internal control over financial reporting as of December 31, 2019, which is in the process of being remediated as of March 31, 2020. The material weakness related to internal control deficiencies relating to accounting for clinical trial costs and related supply materials. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, for 2018 there were material correcting journal entries related to our accounting for the timing of clinical trial costs, and for 2019 there were misstatements in clinical prepaids and expenses that were discovered during the audit process and would not have been detected by our internal control over financial reporting. See “Remediation Efforts to Address Material Weakness” below for steps we are taking to correct this material weakness.

Notwithstanding the identified material weakness, management, including our PEO and PFO, believes the consolidated financial statements included in this quarterly report fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with US. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Efforts to Address Material Weakness

We are in the process of remediating, but have not yet remediated, the material weakness described above. Under the oversight of the audit committee, management is developing a detailed plan and timetable for the implementation of appropriate remedial measures to address the material weakness. As of the date of this quarterly report, we have taken the following actions and are in the process of making the following changes in our internal control environment to help remediate the material weakness:

•

we are adding more experienced accounting personnel, including an outside consultant, directly responsible for the oversight of the accounting for clinical trial expenses including the identification of and accounting for contracts entered into related to clinical trials;

•	we are improving processes in the area of clinical site expense monitoring; and
•	we are retaining additional qualified outside consultants, where necessary, to advise on highly complex technical accounting matters.

Management may decide to take additional measures to remediate the material weakness as necessary.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 1A.RISK FACTORS

In addition to the other information set forth elsewhere in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not applicable.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 6.              EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.1

Membership Agreement by and between WeWork and NeuroBo Pharmaceuticals, Inc., dated January 9, 2020 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed on March 30, 2020).

10.2

Employment Agreement, dated February 11, 2020, by and between NeuroBo Pharmaceuticals, Inc. and Richard Kang (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on February 13, 2020).

10.3

Offer Letter, dated as of January 29, 2020, by and between Nicola Shannon and NeuroBo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed on March 30, 2020).

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: NeuroBo Pharmaceuticals, Inc.

SIGNATURE	TITLE	DATE

/s/ RICHARD KANG	President and Chief Executive Officer	May 20, 2020
Richard Kang	(Principal Financial Officer and duly authorized to sign on behalf of the registrant)