Form 10-Q
period 2020-06-30
NeuroBo Pharmaceuticals, Inc.
filed 2020-08-11
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-37809

NeuroBo Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	47-2389984
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Berkeley Street, Office 19th Floor Boston, Massachusetts	02116
(Address of principal executive offices)	(Zip Code)

(857) 702-9600

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common stock, $0.001 par value	NRBO	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ⌧

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of August 11, 2020 was 16,427,307.

NeuroBo Pharmaceuticals, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash	$14,298	$13,908
Restricted cash	—	15
Prepaid expenses	908	153
Other assets	37	42
Total current assets	15,243	14,118
Right-of-use assets	105	116
Property and equipment, net	172	200
Other assets	32	34
Total assets	$15,552	$14,468
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,683	$638
Accrued liabilities	1,426	1,422
Lease liability, short-term	23	22
Total current liabilities	3,132	2,082
Lease and other long-term liabilities	82	94
Total liabilities	3,214	2,176
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2020 and December 31, 2019.	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 16,427,307 and 15,592,718 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	17	16
Additional paid–in capital	56,317	49,130
Accumulated other comprehensive (loss) income	(16)	12
Accumulated deficit	(43,980)	(36,866)
Total stockholders’ equity	12,338	12,292
Total liabilities and stockholders’ equity	$15,552	$14,468

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$674	$948	$2,826	$2,748
General and administrative	1,718	939	4,315	1,590
Total operating expenses	2,392	1,887	7,141	4,338
Loss from operations	(2,392)	(1,887)	(7,141)	(4,338)
Interest income (expense), net	8	(14)	28	(27)
Other expense, net	—	—	(1)	—
Loss before income taxes	(2,384)	(1,901)	(7,114)	(4,365)
Provision for income taxes	—	—	—	—
Net loss	(2,384)	(1,901)	(7,114)	(4,365)
Other comprehensive loss:
Foreign currency translation loss, net of tax	6	11	(28)	9
Total other comprehensive loss	6	11	(28)	9
Comprehensive loss	$(2,378)	$(1,890)	$(7,142)	$(4,356)
Loss per share:
Net loss per share, basic and diluted (Note 11)	$(0.15)	$(0.37)	$(0.44)	$(0.84)
Weighted average common shares outstanding:
Basic and diluted	16,303,681	5,166,812	15,987,240	5,166,812

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible				Additional	Accumulated
	Preferred Stock		Common Stock		Paid–In	Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at January 1, 2020	—	$—	15,592,718	$16	$49,130	$12	$(36,866)	$12,292
Exercise of stock options	—	—	84,589	—	53	—	—	53
Stock–based compensation	—	—	—	—	159	—	—	159
Foreign currency translation adjustment	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	(4,730)	(4,730)
Balance at March 31, 2020	—	—	15,677,307	16	49,342	(22)	(41,596)	7,740
Issuance of common stock in connection with equity financing	—	—	750,000	1	7,499	—	—	7,500
Transaction costs in connection with equity financing	—	—	—	—	(984)	—	—	(984)
Stock–based compensation	—	—	—	—	171	—	—	171
Issuance of broker warrants in connection with equity financing	—	—	—	—	289	—	—	289
Foreign currency translation adjustment	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(2,384)	(2,384)
Balance at June 30, 2020	—	$—	16,427,307	$17	$56,317	$(16)	$(43,980)	$12,338

Balance at January 1, 2019	4,801,020	$16,746	5,166,812	$—	$2,266	$2	$(15,554)	$(13,286)
Stock-based compensation	—	—	—	—	60	—	—	60
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(2,464)	(2,464)
Balance at March 31, 2019	4,801,020	16,746	5,166,812	—	2,326	—	(18,018)	(15,692)
Issuance of redeemable convertible preferred stock, net of issuance costs of $65	3,463,593	24,175	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	79	—	—	79
Foreign currency translation adjustment	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	(1,901)	(1,901)
Balance at June 30, 2019	8,264,613	$40,921	5,166,812	$—	$2,405	$11	$(19,919)	$(17,503)

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Operating activities
Net loss	$(7,114)	$(4,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	330	139
Non cash interest related to convertible notes - related party	—	29
Depreciation	23	1
Lease liability principal payment	(10)	—
Non-cash lease expense	10	—
Change in assets and liabilities, net of the effects of the reverse asset acquisition:
Prepaid expenses and other assets	(751)	899
Accounts payable	1,045	599
Accrued and other liabilities	5	282
Net cash used in operating activities	(6,462)	(2,416)
Investing activities
Purchases of property and equipment	(2)	(25)
Net cash used in investing activities	(2)	(25)
Financing activities
Proceeds from issuance of common stock and redeemable convertible preferred stock	7,500	24,240
Exercise of stock options	53	—
Issuance costs	(695)	(65)
Net cash provided by financing activities	6,858	24,175
Net increase in cash and restricted cash	394	21,734
Net foreign exchange difference	(19)	9
Cash and restricted cash at beginning of period	13,923	2,845
Cash and restricted cash at end of period	$14,298	$24,588

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental non-cash investing and financing transactions:
Placement warrants issued in connection with equity financing	$289	$—

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1. The Company and Basis of Presentation

NeuroBo Pharmaceuticals, Inc. (together with its subsidiaries, the "Company" or "NeuroBo"), formerly known as Gemphire Therapeutics Inc. (“Gemphire”), is a clinical-stage biotechnology company with three therapeutics programs designed to impact a range of indications in neurodegenerative and cardiometabolic disease:

●	NB-01, which is primarily focused on the development of a treatment for painful diabetic neuropathy, but which the Company believes could also treat a range of neuropathic conditions, including chemotherapy-induced peripheral neuropathy and post-traumatic peripheral neuropathy;
●	NB-02, which has the potential to treat the symptoms of cognitive impairment and modify the progression of neurodegenerative diseases associated with the malfunction of a protein called tau, and with amyloid beta plaque deposition; and
●	Gemcabene, which is focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life-threatening cardiovascular disease, focused on orphan indications such as homozygous familial hypercholesterolemia, as well as nonalcoholic fatty liver disease/nonalcoholic steatohepatitis.

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

COVID-19

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a lasting national and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

To date, except for the adjustments to scientific activity described under “Current Scientific Activity” below, the Company has not experienced any significant changes in our business that would have a significant negative impact on our consolidated statements of operations or cash flows.

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

Current Scientific Activity

In light of the present business environment, including the impact of the COVID-19 virus that emerged in December

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

The Company is currently devoting scientific resources to evaluating the potential to bring the NB-01 asset to the market through a different regulatory pathway. Development of NB-01 as an orphan drug is among the alternatives that the Company is considering, and the Company may conduct feasibility studies to identify a rare disease relevant to NB-01. There is no assurance that the Company will be able to pursue any orphan drug indication for NB-01.The Company considered marketing NB-01 as a nutraceutical (non-pharmaceutical) product, but has determined not to pursue such pathway at this time.

The Company is preparing an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for NB-02. The Company intends to postpone the first human clinical trials for NB-02 until global health and macroeconomic conditions improve, with a view toward commencing clinical trial activity in the first half of 2021, subject to improvement of the constraints imposed by the COVID-19 pandemic. The Company is also considering engaging with a strategic partner to assist with clinical trials for NB-02.

In May 2020, the Company received written communication from the U.S. Food and Drug Administration (“FDA”) that the clinical development program for Gemcabene remains on a partial clinical hold. The Company is reviewing its options regarding Gemcabene.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

The condensed consolidated financial statements of the Company include a South Korean subsidiary, NeuroBo Co., LTD., which is fully owned by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the financial statements.

Reclassification of Prior Year Amounts

Interest income reported during the comparable prior year periods was reclassified from the other (expense) income, net line item to the interest income (expense), net line item to conform to current year classifications.

Going Concern

From its inception through June 30, 2020, the Company has devoted substantially all of its efforts to drug discovery and development and conducting clinical trials. The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. Successful transition to attaining profitable operations is

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

dependent upon achieving a level of revenues adequate to support the Company's cost structure. As of June 30, 2020, the Company had $14.3 million in cash. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $44.0 million as of June 30, 2020.

To date, the Company has raised capital principally through the issuance of common stock, convertible notes and private placements of redeemable convertible preferred stock. The Company has raised a total of $16.8 million from the issuance by Private NeuroBo of Series A redeemable convertible preferred stock and $0.5 million from the issuance by Private NeuroBo of convertible notes through December 31, 2018, and $24.2 million from the issuance by Private NeuroBo of Series B redeemable convertible preferred stock in May and June 2019. On April 13, 2020, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering”), 750,000 shares of common stock at an offering price of $10 per share. The Registered Offering resulted in gross proceeds of $7.5 million. The Company will need to continue to raise a substantial amount of funds until it is able to generate revenues to fund its development activities.

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

The Company believes that its existing cash will be sufficient to fund its operations into the second quarter of 2021 at the level of scientific activity described above under “Current Scientific Activity”. The Company plans to continue to fund its operations and capital funding needs through a combination of equity offerings, debt financings, or other sources, potentially including collaborations, licenses and other similar arrangements. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company's stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company's ability to conduct its business.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in Company's consolidated financial statements relate to accrued expenses and the fair value of stock-based compensation and warrant issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgements about the carrying values of assets and liabilities. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Company’s cash is principally held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of June 30, 2020, the Company had deposits in excess of federally insured amounts by $13.7 million.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries and stock-based compensation costs, for personnel in functions not directly associated with research and development activities. Other significant costs include legal fees related to intellectual property and corporate matters and professional fees for accounting and other services.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”). Accordingly, compensation costs related to equity instruments granted are recognized at the grant-date fair value. The Company records forfeitures when they occur. Stock-based compensation arrangements to non-employees are accounted for in accordance with the applicable provisions of ASC 718 using a fair value approach.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The new guidance modifies the disclosure requirements in Topic 820 as follows:

●	Removals: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements.
●	Modifications: for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.
●	Additions: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

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

3. Balance Sheet Detail (in thousands)

Property and Equipment

Property and equipment consist of the following:

	As of
	June 30,	December 31,
	2020	2019
Research and development equipment	$153	$158
Office equipment	59	59
Total property and equipment	212	217
Less accumulated depreciation	(40)	(17)
Property and equipment, net	$172	$200

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Depreciation expense was $12 and less than $1 for the three months ended June 30, 2020 and 2019, respectively, and $23 and less than $1 for the six months ended June 30, 2020 and 2019, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of:

	June 30,	December 31,
	2020	2019
External research and development expenses	$1,197	$915
Professional services	167	158
Payroll related	27	160
Other	35	189
Total	$1,426	$1,422

In the first quarter of 2020, the Company directed its contract research organization (“CRO”) partners and other vendors working on the Phase 3 clinical trials of NB-01 to cease all work and has terminated its existing contract arrangements with each of them. The Company incurred termination expenses of approximately $675 in connection with these terminations which are included in the external research and development expenses line item in the above table.  One CRO invoiced termination charges that the Company disputes. In accordance with ASC 450, Contingencies, the Company has determined that it is reasonably possible that a loss has occurred with respect to these invoiced amounts and estimates the range of loss as $0 to $1,100. Since no amount in this range is a better estimate than any other amount within the range, the Company has not accrued any liability arising from potential losses relating to these disputed termination charges.

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

Contingent Value Rights Agreement

On December 30, 2019, in connection with the Merger, the Company, Grand Rapids Holders’ Representative, LLC, as representative of the Company’s stockholders prior to the Merger, and Computershare Inc. and Computershare Trust Company, N.A. as the rights agent, entered into a Contingent Value Rights Agreement (the “CVR Agreement”). The Company’s stockholders of record as of immediately prior to the effective date of the Merger received one contingent value right (“CVR”) entitling such holders to receive, in the aggregate, 80% of the Gross Consideration less other Permitted Deductions (each as defined in the CVR Agreement) received during the 15-year period after the closing of the Merger (the “CVR Term”) from the grant, sale or transfer of rights to Gemcabene (other than a grant, sale or transfer of rights involving a sale or disposition of the post-Merger combined company) that is entered into during the 10-year period after the closing of the Merger or pursuant to the Beijing SL Agreement (as defined in Note 6 – License Agreement below), but not including the $2.5 million upfront gross payment pursuant to the Beijing SL Agreement. Under the CVR Agreement, the Company agreed to commit up to $1 million to support the further development of

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Gemcabene, to be funded following execution of the Beijing SL Agreement and the receipt by the Company of the $2.5 million upfront gross payment payable under the Beijing SL Agreement, which the Company received in October 2019. The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. Through June 30, 2020, no milestones had been accrued as there were no potential milestones yet considered probable.

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

For the three and six months ended June 30, 2020, expense under the New Boston Lease and Boston Lease in the aggregate was $65 and $180, inclusive of a termination fee of $83, respectively. For the three and six months ended June 30, 2019, expense under the Boston Lease in the aggregate was $27 and $53, respectively.

Future minimum lease payments at June 30, 2020 were as follows under the New Boston Lease (in thousands):

December 31,

2020 (period from July 1 to December 31)	$129
2021	21
Total minimum payments	$150

Lease in Korea:

In May 2019, the Company entered a non-cancelable operating lease for its new facility in Korea (the “Korea Lease”). The initial lease term is five years with an option to renew for an additional five-year term. The lease commenced on July 2, 2019 and expires on July 1, 2024. The operating lease is subject to a deposit, base rent payments and additional charges for utilities and other common costs. In the third quarter of 2019, the Company recognized a right-of-use asset of $126 as well as a lease liability of $20 in other current liabilities and $106 in other non-current liabilities in conjunction with the commencement of the Korea Lease. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 10%, which corresponds to the Company’s incremental borrowing rate. As of June 30, 2020, the weighted average remaining lease term was 4.00 years. For the three and six month periods ended June 30, 2020, the Company recorded non-cash expense of $8 and $16, respectively, related to the Korea Lease. During

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

the six month period ended June 30, 2020, the Company made cash payments of $16 for amounts included in the measurement of lease liabilities. There was no expense or payment activity related to the Korea Lease during the three and six month periods ended June 30, 2019.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of June 30, 2020 (in thousands):

December 31,
2020 (period from July 1 to December 31)	$16
2021	32
2022	32
2023	32
2024	16
Total lease payments	128
Less effect of discounting	(23)
Total	105
Short-term portion	(23)
Long-term portion	$82

Xiehecheng Cultivation Service Agreement

On September 1, 2018, the Company entered into a cultivation service agreement with Xiehecheng Chinese Herm Limited Corporation for the cultivation of two plants used to manufacture the Company's clinical assets.

As of June 30, 2020, future minimum payments under the agreement, which is cancellable annually at the end of each research year, are as follows (in thousands):

		December 31,

2020	(period from July 1 to December 31)	$66
2021		220
2022		220
		$506

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

The Company also agreed to pay Pfizer tiered royalties on a country-by-country basis based upon the annual amount of net sales, as specified in the Pfizer Agreement, until the later of: (a) five (5) years after the first commercial sale in such country; (b) the expiration of all regulatory or data exclusivity for Gemcabene in such country; and (c) the expiration or abandonment of the last valid claim of the licensed patents, including any patent term extensions or supplemental protection certificates in such country (collectively, the Royalty Term). Under the Pfizer Agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize Gemcabene.

None of the future milestone or royalty payments were triggered through June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the license agreement, and as such, no liabilities were recorded related to the Pfizer Agreement.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

6. License Agreement

Beijing SL License and Collaboration Agreement

Upon the close of the Merger, the License and Collaboration Agreement (the “Beijing SL Agreement”) with Beijing SL Pharmaceutical Co., Ltd. (“Beijing SL”) was assumed by the Company, pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, Gemcabene in mainland China, Hong Kong, Macau and Taiwan (each, a “region,” and collectively, the “Territory”). The terms of the agreement include payments based upon achievement of milestones and royalties on net product sales. Under the Beijing SL Agreement, the Company has variable consideration in the form of milestone payments. As of June 30, 2020, no revenue under the Beijing SL Agreement has been recognized.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

7. Debt (in thousands, except share and per share data)

In February 2018, the Company received a total of $500 from the issuance by Private NeuroBo of convertible promissory notes (the "Convertible Notes") with an original maturity date of December 31, 2022. On December 30, 2019, the Convertible Notes were converted into 1,565,300 shares of common stock.

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

The Convertible Notes and Amended Convertible Notes (herein collectively referred to as the “Notes”) accrued interest at a rate of 5.00% per annum. The Company recorded interest on principal of $7 and $13 for the three and six month periods ended June 30, 2019, respectively. The Notes were not outstanding during 2020.

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

Debt discount related to the beneficial conversion feature was being amortized over the life of the Convertible Notes using the effective interest method as additional interest expense. The Company recorded interest expense of $8 and $16 for the three and six month periods ended June 30, 2019 , respectively, related to the debt discount.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

8. Stockholders’ Equity (Deficit)

Common Stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock when outstanding. The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

Dividend Rights

Common stock holders are entitled to receive dividends at the sole discretion of the board of directors of the Company. There have been no dividends declared on common stock as of June 30, 2020.

Voting Rights

The holders of common stock are entitled to one vote for each share of common stock along with all other classes and series of stock of the Company on all actions to be taken by the stockholders of the Company, including actions that would amend the certificate of incorporation of the Company to increase the number of authorized shares of the common stock.

Liquidation Rights

In the event of any liquidation, dissolution, or winding-up of the Company, the holders of common stock shall be entitled to share in the remaining assets of the Company available for distribution post preferential distributions made to holders of the Company’s preferred stock.

April 2020 Equity Financing

On April 13, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company sold, in a registered direct offering (the “Registered Offering”), 750,000 shares (the “Shares”) of the Company’s common stock at an offering price of $10 per share.

The Registered Offering resulted in gross proceeds of $7.5 million, before deducting the placement agent’s fees and related offering expenses. The Registered Offering closed on April 16, 2020.

In connection with the Registered Offering, the placement agent received a cash commission equal to 7% of the gross proceeds from the sale of the Common Stock and warrants (the “Placement Agent’s Warrants”) to purchase up to 37,500 shares of Common Stock, which represented 5.0% of the Shares sold in the Registered Offering. The Placement Agent’s Warrants have an exercise price of $12.50 per share, which represented 125% of the per share offering price of the Shares and a termination date of April 16, 2025. The fair value of the Placement Agent’s Warrants was $289 and was based on the Black-Scholes pricing model. Input assumptions used were as follows: a risk-free interest rate of 0.4%; expected volatility of 78.0%; expected life of 5 years; and expected dividend yield of 0%. The underlying traded stock price was used in the analysis. The Placement Agent’s Warrants were classified in stockholders’ equity as the number of shares were fixed and determinable and given that the Placement Agent’s Warrants did not require cash settlement or have other provisions precluding equity treatment.

During the three and six months ended June 30, 2020, issuance costs in connection with the Registered Offering were $1.0 million which included cash commissions equal to $0.5 million, legal and other fees of $0.2 million and Placement Agent’s Warrants with a value of $0.3 million.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Warrants

The following warrants were outstanding as of June 30, 2020 and December 31, 2019:

Exercise Price	Number Outstanding	Expiration Date	Number Exercisable
$186.75	1,440	July 2028	1,440
$260.00	39,115	March 2022	39,115
Total outstanding December 31, 2019	40,555		40,555

$12.50	37,500	April 2025	37,500
Total outstanding June 30, 2020	78,055		78,055

9. Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying statements of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$4	$16	$18	$55
General and administrative	167	63	312	84
Total stock-based compensation	$171	$79	$330	$139

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the Company’s activity related to its stock options for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019
Outstanding on January 1	633,277	—
Granted	360,000	960,204
Exercised	(84,589)	—
Forfeited/Cancelled	—	—
Outstanding on June 30	908,688	960,204

During the six month periods ended June 30, 2020 and 2019, 360,000 and 960,204 stock options were granted, respectively, to employees, non-employee directors and non-employee consultants with both service and performance conditions. The options granted with service conditions vest quarterly over a period between one year and fifteen months. The total number of stock options outstanding as of June 30, 2020 and December 31, 2019 was 908,688 and 633,277, respectively. There were no stock options granted during the three month periods ended June 30, 2020 and 2019.

The weighted average fair value per share of options granted during the six month periods ended June 30, 2020 and 2019, was $5.59 and $0.50, respectively.

The Company measures the fair value of stock options with service-based and performance-based vesting criteria to employees, consultants and directors on the date of grant using the Black-Scholes option pricing model. The Company does not have history to support a calculation of volatility and expected term. As such, the Company has used a weighted-average volatility considering the volatilities of several guideline companies.

For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, and stage of life cycle. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The average expected life of the options was determined based on the mid-point between the vesting date and the end of the contractual term according to the “simplified method” as described in Staff Accounting Bulletin 110. The risk-free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. The Company records forfeitures when they occur.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Six Months Ended
	June 30,
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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

lesser of 4% of the common shares outstanding as of January 1st , or a lesser amount as determined by the Board. The aggregate maximum number of shares of common stock that may be issued pursuant to the 2019 Plan under the evergreen provision is 6,680,000 shares of common stock. On January 1, 2020, 623,708 shares were added to the 2019 Plan as a result of the evergreen provision.

During the three month periods ended June 30, 2020 and 2019, 44,289 and 37,150 stock options vested, respectively, and 87,151 and 157,176 stock options vested during the six month periods ended June 30, 2020 and 2019, respectively. During the three and six month periods ended June 30, 2020 and 2019, no stock options were forfeited.

As of June 30, 2020, 4,127,179 shares in the aggregate were available for future issuance under the 2019 Plan and 2018 Plan.

Unrecognized stock-based compensation cost for the stock options issued under the both the Company’s 2019 Plan and 2018 Plan was $1.7 million as of June 30, 2020. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 2.5 years.

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

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Redeemable preferred stock	—	8,264,613	—	8,264,613
Convertible notes	—	1,531,268	—	1,531,268
Stock options	908,688	960,204	908,688	960,204

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Warrants	78,055	—	78,055	—

12. Income Taxes

The effective tax rate for the three and six month periods ended June 30, 2020 and 2019 was zero percent. As a result of the analysis of all available evidence as of June 30, 2020 and December 31, 2019, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three and six month periods ended June 30, 2020 and 2019. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

13. Related Party Transactions (in thousands, except per share data)

On September 28, 2018, Private NeuroBo entered into a five year manufacturing and supply agreement with Dong-A ST for manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials (the “Manufacturing Agreement”). The Company recognized no product manufacturing related costs under the Manufacturing Agreement for the three month and six month periods ended June 30, 2020, and $309 and $314 during the three and six month periods ended June 30, 2019, respectively. The product manufacturing related costs, when incurred, are reflected as research and development expenses.

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

On June 7, 2020, the Company entered into a manufacturing and supply agreement (the “Manufacturing and Supply Agreement”) with Dong-A ST for the manufacturing and supply of NB-02 drug product and placebo for the purpose of research and development of NB-02, including but not limited to, the use in the first NB-02 human clinical trial to be conducted by the Company. Under the terms of the Manufacturing and Supply Agreement, upon receipt of a purchase order from the Company no later than 270 days prior to the requested delivery date, Dong-A ST has agreed to produce for the Company tablets of the NB-02 drug substance and placebos at a specified supply price. The Company is obligated to manufacture, or have manufactured, and supply to Dong-A the active pharmaceutical ingredients which are necessary to manufacture the NB-02 drug product. The Manufacturing and Supply Agreement has a five year term, subject to earlier termination under certain circumstances.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and related notes included elsewhere in this report and the audited financial statements and related notes for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K (“2019 Form 10-K”) filed on March 30, 2020.

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this report and are subject to known and unknown risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our 2019 Form 10-K filed on March 30, 2020 and in subsequent reports filed with or furnished to the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, changed circumstances or otherwise, except as may be required by applicable laws or regulations.

Overview

NeuroBo Pharmaceuticals Inc. (the “Company,” “we,” “us” or “our”) is a clinical-stage biotechnology company focused on developing and commercializing novel pharmaceuticals to treat neurodegenerative disorders affecting millions of patients worldwide. For more information on our business and our three product candidates, NB-01, NB-02 and Gemcabene, see “Business-Overview” in Part I, Item 1 of our Annual Report on From 10-K filed on March 30, 2020. On July 24, 2019, Gemphire Therapeutics Inc. (“Gemphire”), and NeuroBo Pharmaceuticals, Inc. (“Private NeuroBo”) entered into a definitive merger agreement, which was amended on October 29, 2019 (the “Merger Agreement”). The merger closed on December 30, 2019 (the “Effective Date”), whereby Private NeuroBo merged with a wholly-owned subsidiary of the Company in an all-stock transaction (the “Merger”).

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Recent Developments

COVID-19

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the responses that we, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a lasting national or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

To date, except for the adjustments to scientific activity described under “Current Scientific Activity” below, we have not experienced any significant changes in our business that would have a significant negative impact on our consolidated statements of operations or cash flows.

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

Current Scientific Activity

In light of the present business environment, including the impact of the COVID-19 virus that emerged in December 2019 and became a global pandemic, we are currently conducting the scientific activities described below with a view toward conserving financial resources.

For NB-01, we have determined that any attempt to conduct Phase 3 clinical trials, as previously announced, would be difficult if not impossible in the short or medium term. Accordingly, in the first quarter of 2020, we directed our contract research organization (“CRO”) partners and other vendors working on the Phase 3 clinical trials of NB-01 to cease all work and we terminated our existing contract arrangements with each of them.

We are currently devoting scientific resources to evaluating the potential to bring the NB-01 asset to the market through a different regulatory pathway. Development of NB-01 as an orphan drug is among the alternatives we are considering, and we may conduct feasibility studies to identify a rare disease relevant to NB-01. There is no assurance that we will be able to pursue any orphan drug indication for NB-01. We also considered marketing NB-01 as a nutraceutical (non-pharmaceutical) product but we have determined not to pursue such pathway at this time. See the risk factor entitled “We have determined to postpone indefinitely the initiation of Phase 3 clinical trials of NB-01 under present circumstances, and we may not be able to successfully develop NB-01 pursuant to other alternatives, including as an orphan drug” in Part II, Item 1A “Risk Factors” below.

The Company is preparing an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for NB-02. The Company intends to postpone the first human clinical trials for NB-02 until global health and macroeconomic conditions improve, with a view toward commencing clinical trial activity in the first half of 2021, subject to improvement of the constraints imposed by the COVID-19 pandemic. The Company is also considering engaging with a strategic partner to assist with clinical trials for NB-02.

In May 2020, we received written communication from the U.S. Food and Drug Administration (“FDA”) that the clinical development program for Gemcabene remains on a partial clinical hold. The Company is reviewing its options regarding Gemcabene.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

As of June 30, 2020, we had cash and cash equivalents of $14.3 million. Operating at such level of scientific activity, we expect that our cash, including the net proceeds from the Registered Offering, will be adequate to fund operations into the second quarter of 2021.

We will need to raise additional capital to fund continued operations at the current level through the second quarter of 2021 and beyond. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. Any amounts raised will be used for further development of our product candidates and for other working capital purposes and, depending on the amount raised, for commencing clinical activity on NB-02 in the first half of 2021.

If we are unable to raise additional capital (which is not assured at this time, particularly as a result of recent depressed capital market conditions), our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. We have some ability to reduce costs further in 2020 and 2021, thereby potentially lengthening our operational window into the third quarter of 2021.

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

These factors individually and collectively raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern.

Key operating data

         We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $2.4 million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively, and $7.1 million and $4.4 million for the six months ended June 30, 2020 and 2019, respectively. To date, we have not generated any revenue from product sales, collaborations with other companies, government grants or any other source, and do not expect to generate any revenue in the foreseeable future.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

As of June 30, 2020, we had an accumulated deficit of $44.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	pursue clinical development for any of our current product candidates;
●	initiate preclinical studies and clinical trials with respect to any additional indications for our current product candidates and any future product candidates that we may pursue;
●	acquire or in-license other product candidates and/or technologies;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific and commercial personnel;
●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure and/or enter into partnership arrangements to commercialize any products for which we may obtain regulatory approval; or
●	add administrative, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and to support our transition to a public reporting company.

Components of Results of Operations

Operating Expenses

Research and Development Expenses

         Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs to operations as incurred. These expenses include:

●	employee-related expenses, including salaries, related benefits and stock-based compensation, for employees engaged in research and development functions;
●	expenses incurred in connection with the clinical development of our product candidates, including under agreements with third parties, such as consultants and Clinical Research Organizations (“CROs”);
●	the cost of manufacturing and storing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants and Clinical Manufacturing Organizations (“CMOs”);
●	facilities, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance;
●	costs related to compliance with regulatory requirements; and
●	payments made under third-party licensing agreements.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

The successful development and commercialization of our product candidates are highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. Additionally, because of the risks inherent in novel treatment discovery and development, we cannot reasonably estimate or know:

●	the timing and progress of preclinical and clinical development activities;
●	the number and scope of clinical programs that we decide to pursue;
●	our ability to maintain our current development programs and to establish new ones;
●	establishing an appropriate safety profile with IND-enabling studies;
●	successful patient enrollment in, and the initiation and completion of, clinical trials;
●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
●	the receipt of regulatory approvals from applicable regulatory authorities;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	our ability to establish new licensing or collaboration arrangements;
●	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates is approved;
●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others;
●	maintaining a continued acceptable safety profile of the product candidates following commercialization; or
●	the effect of competing technological and market developments.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services.

         We anticipate that our general and administrative expenses will increase in the future as a result of accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with being a public company. Some of these increases may be offset by decreased expenses associated with the change in strategy for NB-01 and Gemcabene.

Interest Income (Expense), net

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

Other (Expense) Income, net

Other (expense) income, net reflects non-operating expenses associated mainly with realized foreign currency exchange gains and losses.

Results of Operations

The following table summarizes our operating results for the periods indicated:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change

	(in thousands)
Operating expenses:
Research and development	$674	$948	$(274)	$2,826	$2,748	$78
General and administrative	1,718	939	779	4,315	1,590	2,725
Total operating expenses	2,392	1,887	505	7,141	4,338	2,803
Loss from operations	(2,392)	(1,887)	(505)	(7,141)	(4,338)	(2,803)
Interest income (expense), net	8	(14)	22	28	(27)	55
Other expense, net	—	—	—	(1)	—	(1)
Loss before income taxes	(2,384)	(1,901)	(483)	(7,114)	(4,365)	(2,749)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(2,384)	$(1,901)	$(483)	$(7,114)	$(4,365)	$(2,749)

Comparison of Three Months Ended June 30, 2020 and 2019

Research and Development Expenses

Research and development expenses were $0.7 million for the three months ended June 30, 2020 as compared to $0.9 million for the three months ended June 30, 2019. The $0.3 million decrease in the second quarter of 2020 was

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

primarily attributed to the overall reduction of clinical trial activity given the determination in March 2020 to postpone Phase 3 clinical trials of NB-01. Research and development expenses during the three months ended June 30, 2020 and 2019 included stock-based compensation of $4,000 and $16,000, respectively.

General and Administrative Expenses

General and administrative expenses were $1.7 million for the three months ended June 30, 2020, compared to $0.9 million for the three months ended June 30, 2019. The increase of $0.8 million was primarily due to operating as a public company and to post-Merger support costs in the second quarter of 2020 when compared to the comparable quarter in the prior year. The cost increases in the current quarter included $0.1 million in audit and external accounting support, $0.4 million in director and officer insurance premiums, $0.2 million in board of director and other public company costs and $0.1 million of stock based compensation and miscellaneous net operational cost increases. Stock-based compensation costs during the three month periods ended June 30, 2020 and 2019 were $0.2 million and $63,000, respectively.

Interest Income (Expense), net

Interest income for the three month period ended June 30, 2020 was $8,000 related to cash deposits. The Company did not incur interest expenses during the second quarter of 2020 as there was no debt outstanding during the period.

Interest expense, net during the three month period ended June 30, 2019 included non-cash interest expense in connection with our convertible notes of $15,000 offset in part by interest income of less than $1,000 related to cash deposits. Non-cash interest expense during the three month period ended June 30, 2019 consisted of interest on principal in the amount of $7,000 and costs attributed to the underlying beneficial conversion features of the convertible notes in the form of discount amortization in the amount of $8,000.

Other Expense, net

        Other expense, net incurred during the three month periods ended June 30, 2020 and 2019 was nominal.

Comparison of Six Months Ended June 30, 2020 and 2019

Research and Development Expenses

Research and development expenses were $2.8 million for the six months ended June 30, 2020 as compared to $2.7 million for the six months ended June 30, 2019. The $0.1 million increase in 2020 was primarily attributed to the CRO termination costs associated with the determination in March 2020 to postpone Phase 3 clinical trials of NB-01 in the amount of $0.7 million, and to the further development of Gemcabene under the Contingent Value Rights Agreement in the amount of $0.8 million, offset largely by the overall reduction of clinical trial activity in 2020 when compared to the comparable period in the prior year. Research and development expenses during the six months ended June 30, 2020 and 2019 included stock-based compensation of $18,000 and $55,000, respectively.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the six months ended June 30, 2020, compared to $1.6 million for the six months ended June 30, 2019. The increase of $2.7 million was primarily due to operating as a public company and to post-Merger support costs in the first and second quarters of 2020 when compared to the comparable quarters in the prior year. The cost increases in 2020 included $0.8 million in legal costs, $0.5 million in audit and external accounting support, $0.8 million in director and officer insurance premiums, $0.3 million in board of director and other public company costs, $0.2 million in stock-based compensation and $0.1 million in miscellaneous net

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

operational costs increases. Stock-based compensation costs during the six month periods ended June 30, 2020 and 2019 were $0.3 million and $0.1 million, respectively.

Interest Income (Expense), net

Interest income for the six month period ended June 30, 2020 was $28,000 related to cash deposits. The Company did not incur interest expenses during the six months ended June 30, 2020 as there was no debt outstanding during the period.

Interest expense, net during the six month period ended June 30, 2019 included non-cash interest expense in connection with our convertible notes of $29,000 offset in part by interest income of $2,000 related to cash deposits. Non-cash interest expense during the six month period ended June 30, 2019 consisted of interest on principal in the amount of $13,000 and costs attributed to the underlying beneficial conversion features of the convertible notes in the form of discount amortization in the amount of $16,000.

Other Expense, net

        Other expense, net was $1,000 during the six month period ended June 30, 2020, compared to a nominal amount during the six month period ended June 30, 2019. The net change of $1,000 was due to a fluctuations in realized foreign currency exchange gains and losses period over period.

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

        ln April 2018, Private NeuroBo issued an aggregate of 4,801,020 shares of Series A preferred stock (as adjusted for the exchange ratio (“Exchange Ratio”) in connection with the Merger), at a purchase price of $3.50 per share, for aggregate gross consideration of approximately $16.8 million. On December 30, 2019, each share of Series A preferred stock then outstanding was converted into common stock in accordance with the terms of the Merger Agreement.

        ln August 2019, Private NeuroBo issued an aggregate of 3,463,593 shares of Series B preferred stock (as adjusted for the Exchange Ratio) at a purchase price of $7.00 per share, for aggregate gross consideration of approximately $24.2 million. On December 30, 2019, each share of Series B preferred stock then outstanding was converted into common stock in accordance with the terms of the Merger Agreement.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

As of June 30, 2020, we had cash and cash equivalents of $14.3 million. Operating at such level of scientific activity, we expect that our cash, including the net proceeds from the Registered Offering, will be adequate to fund operations into the second quarter of 2021.

We will need to raise additional capital to fund continued operations at the current level through the second quarter of 2021 and beyond. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. If we are unable to raise additional capital (which is not assured at this time, particularly as a result of recent depressed capital market conditions), our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. We have some ability to reduce costs further in 2020 and 2021, thereby potentially lengthening our operational window into the third quarter of 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(6,462)	$(2,416)
Net cash used in investing activities	(2)	(25)
Net cash provided by financing activities	6,858	24,175
Net increase in cash and restricted cash	$394	$21,734

Operating Activities

        During the six month period ended June 30, 2020, operating activities used $6.5 million of cash, primarily resulting from our net loss of $7.1 million offset by non-cash expenses related to stock-based compensation and depreciation in the aggregate of $0.4 million. Net cash provided by changes in our operating assets and liabilities for the six month period ended June 30, 2020 was $0.3 million which consisted of an increase in accounts payable and accrued expenses of $1.1 million, offset in part by an increase in prepaid expenses and other current assets of approximately $0.8 million. The increase in prepaid expenses and other current assets was primarily due to the payment of insurance premiums. The net increase in accounts payable and accrued expenses was primarily attributed to the timing of vendor invoicing and payments.

During the six months ended June 30, 2019, operating activities used $2.4 million of cash, primarily resulting from a net loss of $4.4 million , offset by non-cash expenses relating to stock-based compensation, interest and depreciation in the aggregate of $0.2 million. Net cash provided by changes in operating assets and liabilities for the six months ended June 30, 2019 amounted to $1.8 million and consisted of a decrease in prepaid expenses and other current assets of $0.9 million and a $0.9 million increase in accrued expenses and payables. The decrease in prepaid expenses and other current assets was primarily due to the expensing of prepaid amounts paid to CROs for clinical trial activities. The increase in accrued expenses was primarily due to increases in development costs for clinical trial activities and increases in bonus accruals.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Investing Activities

During the six month period ended June 30, 2020, net cash used in investing activities was $2,000. Investing activities during the period consisted of purchases of property and equipment.  During the six months ended June 30, 2019, net cash used in investing activities was less than $0.1 million, consisting of purchases of property and equipment.

Financing Activities

        During the six month period ended June 30, 2020, net cash provided by financing activities was $6.9 million, consisting of proceeds from the Registered Offering of $6.8 million, net of issuance costs, and from the exercise of stock options of $53,000. During the six months ended June 30, 2019, net cash provided by financing activities was $24.2 million, consisting entirely of net proceeds of $24.2 million from the sale by Private NeuroBo of Series B preferred stock in May and June 2019.

        Funding Requirements

         We expect to incur additional costs associated with operating as a public company. In addition, we expect our expenses to increase substantially over time in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. The timing and amount of our preclinical and clinical expenditures will depend largely on:

●	the availability of capital;
●	the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates;
●	the clinical development plans we establish for our product candidates;
●	the number and characteristics of product candidates and programs that we develop or may in-license;
●	the outcome, timing and cost of regulatory reviews, approvals or other actions to meet regulatory requirements established by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies for our product candidates than those that we currently expect;
●	our ability to obtain marketing approval for our product candidates;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights covering our product candidates, including any such patent claims and intellectual property rights that we have licensed pursuant to the terms of our license agreement;
●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
●	the cost and timing of completion of commercial-scale outsourced manufacturing activities with respect to our product candidates;
●	our ability to establish and maintain licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;
●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;
●	the success of any other business, product or technology that we acquire or in which we invest;
●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies; and
●	our need and ability to hire additional management and scientific and medical personnel.

We expect that, with current levels of scientific activity, our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. We have based this

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

During the three months ended June 30, 2020, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form 10-K filed on March 30, 2020.

Off-Balance Sheet Arrangements

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 as a result of the material weakness described below and previously reported in our 2019 Form 10-K.

In connection with management’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified a material weakness in our internal control over financial reporting as of December 31, 2019, which is in the process of being remediated as of June 30, 2020. The material weakness related to internal control deficiencies relating to accounting for clinical trial costs and related supply materials. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, for 2018 there were material correcting journal entries related to our accounting for the timing of clinical trial costs, and for 2019 and the six months ended June 30, 2020, there were misstatements in clinical prepaids and expenses that were discovered during the audit/review process and would not have been detected by our internal control over financial reporting. See “Remediation Efforts to Address Material Weakness” below for steps we are taking to correct this material weakness.

Notwithstanding the identified material weakness, management, including our PEO and PFO, believes the consolidated financial statements included in this quarterly report fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with US. GAAP.

Changes in Internal Control Over Financial Reporting

Except as provided below under “Remediation Efforts to Address Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Efforts to Address Material Weakness

We are in the process of remediating, but have not yet remediated, the material weakness described above. Under the oversight of the audit committee, management is developing a detailed plan and timetable for the implementation of appropriate remedial measures to address the material weakness. As of the date of this quarterly report, we have taken the following actions and are in the process of making the following changes in our internal control environment to help remediate the material weakness:

●	we are adding more experienced accounting personnel, including an outside consultant, directly responsible for the oversight of the accounting for clinical trial expenses including the identification of and accounting for contracts entered into related to clinical trials;
●	we are improving processes in the area of clinical site expense monitoring; and
●	we are retaining additional qualified outside consultants, where necessary, to advise on highly complex technical accounting matters.

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

ITEM 1A.RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2019 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our 2019 Form 10-K, except as noted below.

We have determined to postpone the initiation of Phase 3 clinical trials of NB-01 under present circumstances and we have terminated all of our agreements with contract research organizations related to NB-01. We may not be able to successfully develop NB-01 pursuant to other alternatives, including as an orphan drug.

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

We are currently re-evaluating alternatives to bring the NB-01 asset to the market through a different regulatory pathway. Development of NB-01 as an orphan drug is among the alternatives we are considering, and we may conduct feasibility studies to identify a rare disease relevant to NB-01. There is no assurance that we will be able to pursue this alternative for NB-01.

Our ability to successfully develop NB-01 as an orphan drug would be subject to the following additional risks, among others:

●	the results from different types of animal models could be inconsistent from the previous data we have;
●	a limited number of potential participants could make clinical trials for NB-01 difficult; and
●	disparate locations of a limited number of potential participants could make clinical trials difficult.

 Our business is subject to risks arising from epidemic diseases, such as the COVID-19 pandemic.

The outbreak of COVID-19 disease, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

To date, except for the adjustments to scientific activity described under “Current Scientific Activity” above, the Company has not experienced any significant changes in our business that would have a significant negative impact on our consolidated statements of operations or cash flows.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

On June 7, 2020, we entered into a manufacturing and supply agreement (the “Manufacturing and Supply Agreement”) with Dong-A ST for the manufacturing and supply of NB-02 drug product and placebo for the purpose of research and development of NB-02, including but not limited to, the use in the first NB-02 human clinical trial to be conducted by us. Under the terms of the Manufacturing and Supply Agreement, upon receipt of a purchase order from us no later than 270 days prior to the requested delivery date, Dong-A ST has agreed to produce for us tablets of the NB-02 drug substance and placebos at a specified supply price. We are obligated to manufacture, or have manufactured, and supply to Dong-A the active pharmaceutical ingredients which are necessary to manufacture the NB-02 drug product. The Manufacturing and Supply Agreement has a five year term, subject to earlier termination under certain circumstances.

This disclosure is provided in lieu of disclosure in Item 1.01 of Form 8-K, in accordance with SEC rules.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 6.              EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
4.1	Form of Placement Agent’s Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on April 15, 2020).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 15, 2020).
10.2	Dong-A ST CO., LTD. Manufacturing and Supply Agreement (NB-02 formerly DA-9803) dated June 7, 2020.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: NeuroBo Pharmaceuticals, Inc.

SIGNATURE	TITLE	DATE

/s/ RICHARD KANG	President and Chief Executive Officer	August 11, 2020
Richard Kang	(Principal Financial Officer and duly authorized to sign on behalf of the registrant)