Form 10-Q
period 2020-09-30
NeuroBo Pharmaceuticals, Inc.
filed 2020-11-13
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of November 6, 2020 was 16,427,307.

NeuroBo Pharmaceuticals, Inc.

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk	36

ITEM 4:	Controls and Procedures	37

PART II	OTHER INFORMATION	38

ITEM 1:	Legal Proceedings	38

ITEM 1A :	Risk Factors	38

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	39

ITEM 3:	Default upon Senior Securities	39

ITEM 4:	Mine Safety Disclosures	40

ITEM 5:	Other Information	40

ITEM 6:	Exhibits	41

SIGNATURES		42

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash	$12,353	$13,908
Restricted cash	—	15
Prepaid expenses	511	153
Other assets	34	42
Total current assets	12,898	14,118
Right-of-use assets	100	116
Property and equipment, net	167	200
Other assets	33	34
Total assets	$13,198	$14,468
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,101	$638
Accrued liabilities	2,491	1,422
Lease liability, short-term	23	22
Total current liabilities	3,615	2,082
Lease and other long-term liabilities	77	94
Total liabilities	3,692	2,176
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2020 and December 31, 2019.	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 16,427,307 and 15,592,718 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	17	16
Additional paid–in capital	56,526	49,130
Accumulated other comprehensive (loss) income	(3)	12
Accumulated deficit	(47,034)	(36,866)
Total stockholders’ equity	9,506	12,292
Total liabilities and stockholders’ equity	$13,198	$14,468

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$1,265	$1,150	$4,091	$3,898
General and administrative	1,795	2,495	6,110	4,085
Total operating expenses	3,060	3,645	10,201	7,983
Loss from operations	(3,060)	(3,645)	(10,201)	(7,983)
Interest income (expense), net	6	24	34	(3)
Other (expense) income, net	—	—	(1)	—
Loss before income taxes	(3,054)	(3,621)	(10,168)	(7,986)
Provision for income taxes	—	—	—	—
Net loss	(3,054)	(3,621)	(10,168)	(7,986)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	13	(11)	(15)	(2)
Total other comprehensive income (loss)	13	(11)	(15)	(2)
Comprehensive loss	$(3,041)	$(3,632)	$(10,183)	$(7,988)
Loss per share:
Net loss per share, basic and diluted (Note 11)	$(0.19)	$(0.70)	$(0.63)	$(1.55)
Weighted average common shares outstanding:
Basic and diluted	16,427,307	5,166,812	16,135,000	5,166,812

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

						Accumulated
	Redeemable Convertible				Additional	Other
	Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	(loss) Income	Deficit	Equity (Deficit)
Balance at January 1, 2020	—	$—	15,592,718	$16	$49,130	$12	$(36,866)	$12,292
Exercise of stock options	—	—	84,589	—	53	—	—	53
Stock–based compensation	—	—	—	—	159	—	—	159
Foreign currency translation adjustment	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	(4,730)	(4,730)
Balance at March 31, 2020	—	—	15,677,307	16	49,342	(22)	(41,596)	7,740
Issuance of common stock in connection with equity financing	—	—	750,000	1	7,499	—	—	7,500
Transaction costs in connection with equity financing	—	—	—	—	(984)	—	—	(984)
Stock–based compensation	—	—	—	—	171	—	—	171
Issuance of broker warrants in connection with equity financing	—	—	—	—	289	—	—	289
Foreign currency translation adjustment	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(2,384)	(2,384)
Balance at June 30, 2020	—	—	16,427,307	17	56,317	(16)	(43,980)	12,338
Stock–based compensation	—	—	—	—	209	—	—	209
Foreign currency translation adjustment	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(3,054)	(3,054)
Balance at September 30, 2020	—	$—	16,427,307	$17	$56,526	$(3)	$(47,034)	$9,506

Balance at January 1, 2019	4,801,020	$16,746	5,166,812	$—	$2,266	$2	$(15,554)	$(13,286)
Stock-based compensation	—	—	—	—	60	—	—	60
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(2,464)	(2,464)
Balance at March 31, 2019	4,801,020	16,746	5,166,812	—	2,326	—	(18,018)	(15,692)
Issuance of redeemable convertible preferred stock, net of issuance costs of $74	3,463,593	24,166	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	79	—	—	79
Foreign currency translation adjustment	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	(1,901)	(1,901)
Balance at June 30, 2019	8,264,613	40,912	5,166,812	—	2,405	11	(19,919)	(17,503)
Stock-based compensation	—	—	—	—	54	—	—	54
Foreign currency translation adjustment	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(3,621)	(3,621)
Balance at September 30, 2019	8,264,613	$40,912	5,166,812	$—	$2,459	$—	$(23,540)	$(21,081)

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net loss	$(10,168)	$(7,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	539	193
Non cash interest related to convertible notes - related party	—	45
Depreciation	34	5
Non-cash lease expense	16	5
Change in assets and liabilities, net of the effects of the reverse asset acquisition:
Prepaid expenses and other assets	(351)	875
Accounts payable	460	475
Accrued and other liabilities	1,054	627
Net cash used in operating activities	(8,416)	(5,761)
Investing activities
Purchases of property and equipment	(2)	(118)
Net cash used in investing activities	(2)	(118)
Financing activities
Proceeds from issuance of common stock and redeemable convertible preferred stock	7,500	24,240
Exercise of stock options	53	—
Issuance costs	(695)	(74)
Net cash provided by financing activities	6,858	24,166
Net (decrease) increase in cash and restricted cash	(1,560)	18,287
Net foreign exchange difference	(10)	(7)
Cash and restricted cash at beginning of period	13,923	2,845
Cash and restricted cash at end of period	$12,353	$21,125

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental non-cash investing and financing transactions:
Placement warrants issued in connection with equity financing	$289	$—
Unpaid fixed asset purchases	$2	$—
Operating lease right-of-use asset obtained in exchange for operating lease	$—	$128

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Current Scientific Activity

In light of the present business environment, including the impact of the COVID-19 pandemic, the Company is currently conducting the scientific activities described below with a view toward conserving financial resources.

NB-01. For NB-01, the Company has determined that any attempt to conduct Phase 3 clinical trials, as previously announced, would be difficult if not impossible in the short or medium term. Accordingly, in the first quarter of 2020, the Company directed its contract research organization (“CRO”) partners and other vendors working on the Phase 3 clinical trials of NB-01 to cease all work and the Company terminated its existing contract arrangements with each of them.

The Company is currently evaluating its options regarding the NB-01 asset:

●	Orphan drug. Development of NB-01 as an orphan drug is among the alternatives the Company is considering. The Company has identified one potential rare disease indication for NB-01, but the Company has not yet conducted feasibility studies for it. The Company believes that development for such indication would depend on its ability to renegotiate milestone payments under its exclusive license agreement with Dong-A ST to reflect the potential revenue from such indication.

●	Nutraceutical. The Company has considered marketing NB-01 as a nutraceutical (non-pharmaceutical) product, and the Company may re-explore this pathway if the identified rare disease indication for NB-01 does not proceed.

NB-02. During the third quarter of 2020, the Company continued work on preparing an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for NB-02. In order to preserve operating capital, the Company has postponed continued work on the IND and the first human clinical trials for NB-02 until global health and macroeconomic conditions improve, with a view toward commencing clinical trial activity in the second half of 2021, subject to improvement of the constraints imposed by the COVID-19 pandemic. The Company is also considering engaging with a strategic partner to assist with clinical trials for NB-02.

Gemcabene. In May 2020, the Company received written communication from the U.S. Food and Drug Administration (“FDA”) that the clinical development program for Gemcabene remains on a partial clinical hold. The Company continues to review its options regarding Gemcabene.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Going Concern

From its inception through September 30, 2020, the Company has devoted substantially all of its efforts to drug discovery and development and conducting clinical trials. The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. As of September 30, 2020, the Company had $12.4 million in cash. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $47.0 million as of September 30, 2020.

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

The Company believes that its existing cash will be sufficient to fund its operations into the third quarter of 2021 at the level of scientific activity described above under “Current Scientific Activity”. The Company plans to continue to fund its operations and capital funding needs through a combination of equity offerings, debt financings, or other sources, potentially including collaborations, licenses and other similar arrangements. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company's stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company's ability to conduct its business.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company's consolidated financial statements relate to accrued expenses and the fair value of stock-based compensation and warrant issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

basis for making judgements about the carrying values of assets and liabilities. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is principally held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of September 30, 2020, the Company had deposits in excess of federally insured amounts by $11.8 million.

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

Foreign Currency Translation

The foreign subsidiary uses the local currency as the functional currency. The Company translates the assets and liabilities of its foreign operation into U.S. dollars based on the rates of exchange in effect as of the balance sheet date. Expenses are translated into U.S. dollars using average exchange rates for each period. The resulting adjustments from the translation process are included in accumulated other comprehensive (loss) income in the accompanying condensed consolidated balance sheets.

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

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

3. Balance Sheet Detail (in thousands)

Property and Equipment

Property and equipment consist of the following:

	As of
	September 30,	December 31,
	2020	2019
Research and development equipment	$158	$158
Office equipment	60	59
Total property and equipment	218	217
Less accumulated depreciation	(51)	(17)
Property and equipment, net	$167	$200

Depreciation expense was $12 and $5 for the three months ended September 30, 2020 and 2019, respectively, and $34 and $5 for the nine months ended September 30, 2020 and 2019, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of:

	September 30,	December 31,
	2020	2019
External research and development expenses	$2,072	$915
Professional services	209	158
Payroll related	176	160
Other	34	189
Total	$2,491	$1,422

In the first quarter of 2020, the Company directed its contract research organization (“CRO”) partners and other vendors working on the Phase 3 clinical trials of NB-01 to cease all work and has terminated its existing contract arrangements with each of them. The Company incurred termination expenses of approximately $1,300 in connection with these terminations which are included in the external research and development expenses line item in the above table.  In the third quarter of 2020, our previous dispute with one CRO relating to termination charges was settled for $700 and is included in the external research and development expenses line item in the above table.

During the three months ended March 31, 2020, the Company recorded adjustments to research and development expenses related to clinical trial expenses that were not correctly recorded in prior periods. The net adjustments resulted in an increase of $186 in the Company’s net loss for the nine month period ended September 30, 2020, which the Company considers immaterial to all periods.

4. Merger

The Merger, which closed on December 30, 2019, was accounted for as a reverse asset acquisition pursuant to Topic 805, Business Combinations, as substantially all of the fair value of the assets acquired were concentrated in a group of similar non-financial assets, and the acquired assets did not have outputs or employees.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Contingent Value Rights Agreement

On December 30, 2019, in connection with the Merger, the Company, Grand Rapids Holders’ Representative, LLC, as representative of the Company’s stockholders prior to the Merger, and Computershare Inc. and Computershare Trust Company, N.A. as the rights agent, entered into a Contingent Value Rights Agreement (the “CVR Agreement”). The Company’s stockholders of record as of immediately prior to the effective date of the Merger received one contingent value right (“CVR”) entitling such holders to receive, in the aggregate, 80% of the Gross Consideration less other Permitted Deductions (each as defined in the CVR Agreement) received during the 15-year period after the closing of the Merger (the “CVR Term”) from the grant, sale or transfer of rights to Gemcabene (other than a grant, sale or transfer of rights involving a sale or disposition of the post-Merger combined company) that is entered into during the 10-year period after the closing of the Merger or pursuant to the Beijing SL Agreement (as defined in Note 6 – License Agreement below), but not including the $2.5 million upfront gross payment pursuant to the Beijing SL Agreement. Under the CVR Agreement, the Company agreed to commit up to $1 million to support the further development of Gemcabene, to be funded following execution of the Beijing SL Agreement and the receipt by the Company of the $2.5 million upfront gross payment payable under the Beijing SL Agreement, which the Company received in October 2019. The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. Through September 30, 2020, no milestones had been accrued as there were no potential milestones yet considered probable.

5. Commitments and Contingencies (in thousands)

Operating Leases

Boston Leases

In April 2018, the Company entered a non-cancelable operating lease for its headquarters in Boston, MA (the “Boston Lease”). The lease was subsequently amended, and the term was extended to August 2019 with an option to extend the term on a month-to-month basis. The Company exercised the option and extended the lease term on a month-to-month basis through January 15, 2020. The lease was subject to base lease payments and additional charges for common costs related to usage of shared space. Due to its short-term nature, the Company recognized lease payments as an expense on a straight-line basis over the remaining lease term.

In September 2019, the Company entered a non-cancelable operating lease, as amended, for its new corporate headquarters located in Boston, Massachusetts (“New Boston Lease”). The agreement, effective February 1, 2020, has a one-year term, and rental costs of $21 per month prior to the application of certain rent concessions granted by the landlord in the amount of $32.

For the three and nine months ended September 30, 2020, expense under the New Boston Lease and Boston Lease in the aggregate was $64 and $244, inclusive of a termination fee of $83, respectively. For the three and nine months ended September 30, 2019, expense under the Boston Lease in the aggregate was $40 and $93, respectively.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Future minimum lease payments at September 30, 2020 were as follows under the New Boston Lease (in thousands):

December 31,

2020 (period from October 1 to December 31)	$64
2021	21
Total minimum payments	$85

Lease in Korea:

In May 2019, the Company entered a non-cancelable operating lease for its new facility in Korea (the “Korea Lease”). The initial lease term is five years with an option to renew for an additional five-year term. The lease commenced on July 2, 2019 and expires on July 1, 2024. The operating lease is subject to a deposit, base rent payments and additional charges for utilities and other common costs. In the third quarter of 2019, the Company recognized a right-of-use asset of $126 as well as a lease liability of $20 in other current liabilities and $106 in other non-current liabilities in conjunction with the commencement of the Korea Lease. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 10%, which corresponds to the Company’s incremental borrowing rate. As of September 30, 2020, the weighted average remaining lease term was 3.75 years. For the three and nine month periods ended September 30, 2020, the Company recorded non-cash expense of $8 and $24, respectively, related to the Korea Lease. During the nine month period ended September 30, 2020, the Company made cash payments of $24 for amounts included in the measurement of lease liabilities. During the three and nine month periods ended September 30, 2019, Company recorded non-cash expense of $5 and made a cash payment of $8 under the Korea Lease.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of September 30, 2020 (in thousands):

December 31,
2020 (period from October 1 to December 31)	$8
2021	32
2022	32
2023	32
2024	16
Total lease payments	120
Less effect of discounting	(20)
Total	100
Short-term portion	(23)
Long-term portion	$77

Xiehecheng Cultivation Service Agreement

On September 1, 2018 and as amended on October 1, 2020, the Company entered into a cultivation service agreement with Xiehecheng Chinese Herm Limited Corporation for the cultivation of two plants used to manufacture the Company's clinical assets.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2020, future minimum payments under the agreement, which is cancellable annually at the end of each research year, are as follows (in thousands):

		December 31,

2020	(period from October 1 to December 31)	$66
2021		220
2022		220
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

None of the future milestone or royalty payments were triggered through September 30, 2020.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2020 and December 31, 2019, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the license agreement, and as such, no liabilities were recorded related to the Pfizer Agreement.

Contingencies

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

6. License Agreement

Beijing SL License and Collaboration Agreement

Upon the close of the Merger, the License and Collaboration Agreement (the “Beijing SL Agreement”) with Beijing SL Pharmaceutical Co., Ltd. (“Beijing SL”) was assumed by the Company, pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, Gemcabene in mainland China, Hong Kong, Macau and Taiwan (each, a “region,” and collectively, the “Territory”). The terms of the agreement include payments based upon achievement of milestones and royalties on net product sales. Under the Beijing SL Agreement, the Company has variable consideration in the form of milestone payments. As of September 30, 2020, no revenue under the Beijing SL Agreement has been recognized.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

The Convertible Notes and Amended Convertible Notes (herein collectively referred to as the “Notes”) accrued interest at a rate of 5.00% per annum. The Company recorded interest on principal of $6 and $19 for the three and nine month periods ended September 30, 2019, respectively. The Notes were not outstanding during 2020.

The fair value of the common stock, as determined using an option pricing model consistent with the AICPA Practice

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Guide, was in excess of the conversion price of the Convertible Notes. Accordingly, the Company initially recorded a $401 beneficial conversion feature upon issuance based on the intrinsic value of the conversion feature, which resulted in a debt discount with a corresponding amount to additional paid in capital.

Debt discount related to the beneficial conversion feature was being amortized over the life of the Convertible Notes using the effective interest method as additional interest expense. The Company recorded interest expense of $10 and $26 for the three and nine month periods ended September 30, 2019 , respectively, related to the debt discount.

8. Stockholders’ Equity (Deficit)

Common Stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock when outstanding. The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

Dividend Rights

Common stock holders are entitled to receive dividends at the sole discretion of the board of directors of the Company. There have been no dividends declared on common stock as of September 30, 2020.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

price was used in the analysis. The Placement Agent’s Warrants were classified in stockholders’ equity as the number of shares were fixed and determinable and given that the Placement Agent’s Warrants did not require cash settlement or have other provisions precluding equity treatment.

During the nine month period ended September 30, 2020, issuance costs in connection with the Registered Offering were $1.0 million which included cash commissions equal to $0.5 million, legal and other fees of $0.2 million and Placement Agent’s Warrants with a value of $0.3 million.

Warrants

The following warrants were outstanding as of September 30, 2020 and December 31, 2019:

Exercise Price	Number Outstanding	Expiration Date	Number Exercisable
$186.75	1,440	July 2028	1,440
$260.00	39,115	March 2022	39,115
Total outstanding December 31, 2019	40,555		40,555

$12.50	37,500	April 2025	37,500
Total outstanding September 30, 2020	78,055		78,055

9. Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying statements of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$—	$60	$18	$115
General and administrative	209	(6)	521	78
Total stock-based compensation	$209	$54	$539	$193

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the Company’s activity related to its stock options for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
Outstanding on January 1	633,277	—
Granted	420,000	960,204
Exercised	(84,589)	—
Forfeited/Cancelled	(48,333)	—
Outstanding on September 30	920,355	960,204

During the three month periods ended September 30, 2020 and 2019, 60,000 and zero stock options were granted, respectively, and 420,000 and 960,204 stock options were granted during the nine month periods ended September 30, 2020 and 2019, respectively, to employees, non-employee directors and non-employee consultants with both service and performance conditions. The options granted with service conditions generally vest over a one and three year period. The total number of stock options outstanding as of September 30, 2020 and December 31, 2019 was 920,355 and 633,277, respectively.

The weighted average fair value per share of options granted during the three month periods ended September 30, 2020 and 2019 was $3.91 and zero, respectively, and $5.35 and $0.50 during the nine month periods ended September 30, 2020 and 2019, respectively.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Expected stock price volatility	76.8%	—%	77.4%	75.0%
Expected life of options (years)	5.8	—	5.8	10.0
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	0.36%	—%	1.51%	2.75%

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

During the three month periods ended September 30, 2020 and 2019, 28,333 and 37,151 stock options vested, respectively, and 115,485 and 194,327 stock options vested during the nine month periods ended September 30, 2020 and 2019, respectively. During the three and nine month periods ended September 30, 2020, 48,333 stock options were forfeited. During the three and nine month periods ended September 30, 2019, no stock options were forfeited.

As of September 30, 2020, 4,115,512 shares in the aggregate were available for future issuance under the 2019 Plan and 2018 Plan.

Unrecognized stock-based compensation cost for the stock options issued under the both the Company’s 2019 Plan and 2018 Plan was $1.5 million as of September 30, 2020. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 2.4 years.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Redeemable preferred stock	—	8,264,613	—	8,264,613
Convertible notes	—	1,547,491	—	1,547,491
Stock options	920,355	960,204	920,355	960,204
Warrants	78,055	—	78,055	—

12. Income Taxes

The effective tax rate for the three and nine month periods ended September 30, 2020 and 2019 was zero percent. As a result of the analysis of all available evidence as of September 30, 2020 and December 31, 2019, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three and nine month periods ended September 30, 2020 and 2019. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

13. Related Party Transactions (in thousands, except per share data)

On September 28, 2018, Private NeuroBo entered into a five year manufacturing and supply agreement with Dong-A ST for manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials (the “Manufacturing Agreement”). The Company recognized no product manufacturing related costs under the Manufacturing Agreement for the three month and nine month periods ended September 30, 2020, and zero and $314 during the three and nine month periods ended September 30, 2019, respectively. The product manufacturing related costs, when incurred, are reflected as research and development expenses. None of the costs incurred under the Manufacturing Agreement remained unpaid as of September 30, 2020 or December 31, 2019.

The Manufacturing Agreement will automatically terminate in the event that the license agreement with Dong-A ST is terminated for any reason. In addition, each of Dong-A ST and NeuroBo may terminate the Manufacturing Agreement (1) upon the material breach by the other party, if the breach is not cured within a specified number of days after receiving notice from the terminating party, or if the breach cannot reasonably be cured within such period and the breaching party has not started to remedy the breach within such period and diligently endeavored to cure the breach within a reasonable time thereafter, or (2) in the event that (i) the other party is the subject of a petition for bankruptcy, reorganization, or arrangement and the same is not dismissed within thirty days thereof, (ii) a receiver or trustee is appointed for all or a substantial portion of the assets of the other party, or (iii) the other party makes an assignment for the benefit of its creditors.

On June 7, 2020, the Company entered into a manufacturing and supply agreement (the “Manufacturing and Supply Agreement”) with Dong-A ST for the manufacturing and supply of NB-02 drug product and placebo for the purpose of research and development of NB-02, including but not limited to, the use in the first NB-02 human clinical trial to be

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

14. Subsequent Events (in thousands)

On November 11, 2020, the Company entered a non-cancelable operating lease, for its corporate headquarters. The agreement, effective February 1, 2021, has a six month term, and rental costs of approximately $3 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $1 over the term of the lease.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements and related notes for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K (“2019 Form 10-K”) filed on March 30, 2020.

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

NB-01. For NB-01, we have determined that any attempt to conduct Phase 3 clinical trials, as previously announced, would be difficult if not impossible in the short or medium term. Accordingly, in the first quarter of 2020, we directed our contract research organization (“CRO”) partners and other vendors working on the Phase 3 clinical trials of NB-01 to cease all work and we terminated our existing contract arrangements with each of them.

We are currently evaluating our options regarding the NB-01 asset:

●	Orphan drug. Development of NB-01 as an orphan drug is among the alternatives we are considering. We have identified one potential rare disease indication for NB-01, but we have not yet conducted feasibility studies for it. We believe that development for such indication would depend on our ability to renegotiate milestone payments under our exclusive license agreement with Dong-A ST to reflect the potential revenue from such indication. See the risk factor entitled “We have determined to postpone indefinitely the initiation of Phase 3 clinical trials of NB-01 under present circumstances, and we may not be able to successfully develop NB-01 pursuant to other alternatives, including as an orphan drug or as a nutraceutical candidate” in Part II, Item 1A “Risk Factors” below.

●	Nutraceutical. We have considered marketing NB-01 as a nutraceutical (non-pharmaceutical) product, and we may re-explore this pathway if the identified rare disease indication for NB-01 does not proceed.

NB-02. During the third quarter of 2020, we continued work on preparing an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for NB-02. In order to preserve operating capital, we have postponed continued work on the IND and the first human clinical trials for NB-02 until global health and macroeconomic conditions improve, with a view toward commencing clinical trial activity in the second half of 2021,

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

subject to improvement of the constraints imposed by the COVID-19 pandemic. We are also considering engaging with a strategic partner to assist with clinical trials for NB-02.

Gemcabene. In May 2020, we received written communication from the U.S. Food and Drug Administration (“FDA”) that the clinical development program for Gemcabene remains on a partial clinical hold. We continue to review our options regarding Gemcabene.

As of September 30, 2020, we had cash and cash equivalents of $12.4 million. Operating at such level of scientific activity, we expect that our cash, including the net proceeds from the Registered Offering, will be adequate to fund operations into the third quarter of 2021.

We will need to raise additional capital to fund continued operations at the current level through the third quarter of 2021 and beyond. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. Any amounts raised will be used for further development of our product candidates and for other working capital purposes and, depending on the amount raised, for commencing clinical activity on NB-02 in the second half of 2021.

If we are unable to raise additional capital (which is not assured at this time, particularly as a result of recent depressed capital market conditions), our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. We have some ability to reduce costs further in 2020 and 2021, thereby potentially lengthening our operational window further into the third quarter of 2021.

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

Key operating data

         We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $3.1 million and $3.6 million for the three months ended September 30, 2020 and 2019, respectively, and $10.2 million and $8.0 million for the nine months ended September 30, 2020 and 2019, respectively. To date, we have not generated any revenue from product sales,

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

collaborations with other companies, government grants or any other source, and do not expect to generate any revenue in the foreseeable future.

As of September 30, 2020, we had an accumulated deficit of $47.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

Other (Expense) Income, net

Other (expense) income, net reflects non-operating expenses associated mainly with realized foreign currency exchange gains and losses.

Results of Operations

The following table summarizes our operating results for the periods indicated:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change

	(in thousands)
Operating expenses:
Research and development	$1,265	$1,150	$115	$4,091	$3,898	$193
General and administrative	1,795	2,495	(700)	6,110	4,085	2,025
Total operating expenses	3,060	3,645	(585)	10,201	7,983	2,218
Loss from operations	(3,060)	(3,645)	585	(10,201)	(7,983)	(2,218)
Interest income (expense), net	6	24	(18)	34	(3)	37
Other (expense) income, net	—	—	—	(1)	—	(1)
Loss before income taxes	(3,054)	(3,621)	567	(10,168)	(7,986)	(2,182)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(3,054)	$(3,621)	$567	$(10,168)	$(7,986)	$(2,182)

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Comparison of Three Months Ended September 30, 2020 and 2019

Research and Development Expenses

Research and development expenses were $1.3 million for the three months ended September 30, 2020 as compared to $1.2 million for the three months ended September 30, 2019. The $0.1 million increase in the third quarter of 2020 was primarily attributed to overall CRO termination costs of $0.6 million, offset in part by the reduction in clinical trial activity of $0.3 million, given the determination in March 2020 to postpone Phase 3 clinical trials of NB-01. Research and development expenses during the three months ended September 30, 2020 and 2019 included stock-based compensation of zero and $60,000, respectively.

General and Administrative Expenses

General and administrative expenses were $1.8 million for the three months ended September 30, 2020, compared to $2.5 million for the three months ended September 30, 2019. The decrease of $0.7 million was primarily due to reduction in transactional related costs that occurred during the third quarter of 2019 associated with legal, accounting and other consulting support of $1.6 million, offset by cost increases in the current quarter of $0.9 million related largely to director and officer insurance premiums of $0.4 million, public company related costs of $0.2 million, stock based compensation of $0.2 million and payroll related costs of $0.1 million. Stock-based compensation costs during the three month periods ended September 30, 2020 and 2019 were $0.2 million and a credit of $(6,000), respectively.

Interest Income (Expense), net

Interest income for the three month period ended September 30, 2020 was $6,000 related to cash deposits. The Company did not incur interest expenses during the third quarter of 2020 as there was no debt outstanding during the period.

Interest income (expense), net during the three month period ended September 30, 2019 included interest income of $40,000 related to cash deposits, offset in part by non-cash interest expense in connection with our convertible notes of $16,000. Non-cash interest expense during the three month period ended September 30, 2019 consisted of interest on principal in the amount of $6,000 and costs attributed to the underlying beneficial conversion features of the convertible notes in the form of discount amortization in the amount of $10,000.

Other (Expense) Income, net

        Other (expense) income, net incurred during the three month periods ended September 30, 2020 and 2019 was nominal.

Comparison of Nine Months Ended September 30, 2020 and 2019

Research and Development Expenses

Research and development expenses were $4.1 million for the nine months ended September 30, 2020 as compared to $3.9 million for the nine months ended September 30, 2019. The $0.2 million increase in 2020 was primarily attributed to the CRO termination costs associated with the determination in March 2020 to postpone Phase 3 clinical trials of NB-01 in the amount of $1.3 million and to the further development of Gemcabene under the Contingent Value Rights Agreement in the amount of $0.8 million, offset largely by the overall reduction of clinical trial activity in 2020 of $1.2 million when compared to the comparable period in the prior year. Research and development expenses during the nine months ended September 30, 2020 and 2019 included stock-based compensation of $18,000 and $0.1 million, respectively.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

General and Administrative Expenses

General and administrative expenses were $6.1 million for the nine months ended September 30, 2020, compared to $4.1 million for the nine months ended September 30, 2019. The increase of $2.0 million was primarily due to operating as a public company when compared to the comparable prior year. The cost increases in 2020 included $1.2 million in director and officer insurance premiums, $0.5 million in board of director and other public company costs, $0.4 million in stock-based compensation, legal costs of $0.3 million and facility related costs of $0.2 million, offset in part by decreases in consulting, audit and accounting support costs of $0.6 million. Stock-based compensation costs during the nine month periods ended September 30, 2020 and 2019 were $0.5 million and $0.1 million, respectively.

Interest Income (Expense), net

Interest income for the nine month period ended September 30, 2020 was $34,000 related to cash deposits. The Company did not incur interest expenses during the nine months ended September 30, 2020 as there was no debt outstanding during the period.

Interest (expense) income, net during the nine month period ended September 30, 2019 included non-cash interest expense in connection with our convertible notes of $45,000 offset in part by interest income of $42,000 related to cash deposits. Non-cash interest expense during the nine month period ended September 30, 2019 consisted of interest on principal in the amount of $19,000 and costs attributed to the underlying beneficial conversion features of the convertible notes in the form of discount amortization in the amount of $26,000.

Other (Expense) Income, net

        Other (expense) income, net was $(1,000) during the nine month period ended September 30, 2020, compared to a nominal amount during the nine month period ended September 30, 2019. The net change was due to a fluctuations in realized foreign currency exchange gains and losses period over period.

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

As of September 30, 2020, we had cash and cash equivalents of $12.4 million. Operating at such level of scientific activity, we expect that our cash, including the net proceeds from the Registered Offering, will be adequate to fund operations into the third quarter of 2021.

We will need to raise additional capital to fund continued operations at the current level through the third quarter of 2021 and beyond. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. If we are unable to raise additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. We have some ability to reduce costs further in 2020 and 2021, thereby potentially lengthening our operational window further into the third quarter of 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(8,416)	$(5,761)
Net cash used in investing activities	(2)	(118)
Net cash provided by financing activities	6,858	24,166
Net (decrease) increase in cash and restricted cash	$(1,560)	$18,287

Operating Activities

        During the nine month period ended September 30, 2020, operating activities used $8.4 million of cash, primarily resulting from our net loss of $10.2 million offset by non-cash expenses related to stock-based compensation and depreciation in the aggregate of $0.6 million. Net cash provided by changes in our operating assets and liabilities for the nine month period ended September 30, 2020 was $1.2 million which consisted of an increase in accounts payable and accrued expenses of $1.5 million, offset in part by an increase in prepaid expenses and other current assets of approximately $0.3 million. The increase in prepaid expenses and other current assets was primarily due to the payment of insurance premiums. The net increase in accounts payable and accrued expenses was primarily attributed to the timing of vendor invoicing and payments and increases in clinical trial termination costs.

During the nine months ended September 30, 2019, operating activities used $5.8 million of cash, primarily resulting from a net loss of $8.0 million, offset by non-cash expenses relating to stock-based compensation, interest and depreciation in the aggregate of $0.2 million. Net cash provided by changes in operating assets and liabilities for the nine months ended September 30, 2019 amounted to $2.0 million and consisted of a decrease in prepaid expenses and other current assets of $0.9 million and a $1.1 million increase in accrued expenses and payables. The decrease in prepaid expenses and other current assets was primarily due to the expensing of prepaid amounts paid to CROs for clinical trial

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

activities. The increase in accrued expenses was primarily due to increases in clinical trial costs and increases in bonus accruals.

Investing Activities

During the nine month period ended September 30, 2020, net cash used in investing activities was $2,000. Investing activities during the period consisted of purchases of property and equipment.  During the nine months ended September 30, 2019, net cash used in investing activities was approximately $0.1 million, consisting of purchases of property and equipment.

Financing Activities

        During the nine month period ended September 30, 2020, net cash provided by financing activities was $6.9 million, consisting of proceeds from the Registered Offering of $6.8 million, net of issuance costs, and from the exercise of stock options of $53,000. During the nine months ended September 30, 2019, net cash provided by financing activities was $24.2 million, consisting entirely of net proceeds of $24.2 million from the sale by Private NeuroBo of Series B preferred stock in May and June 2019.

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

During the three and nine months ended September 30, 2020, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form 10-K filed on March 30, 2020.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020 as a result of the material weakness described below and previously reported in our 2019 Form 10-K.

In connection with management’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified a material weakness in our internal control over financial reporting as of December 31, 2019, which is in the process of being remediated as of September 30, 2020. The material weakness related to internal control deficiencies relating to accounting for clinical trial costs and related supply materials. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, for 2019 and the nine months ended September 30, 2020, there were misstatements in clinical prepaids and expenses that were discovered during the audit/review process and would not have been detected by our internal control over financial reporting. See “Remediation Efforts to Address Material Weakness” below for steps we are taking to correct this material weakness.

Notwithstanding the identified material weakness, management, including our PEO and PFO, believes the consolidated financial statements included in this quarterly report fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with US. GAAP.

Changes in Internal Control Over Financial Reporting

Except as provided below under “Remediation Efforts to Address Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

ITEM 1A.RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2019 Form 10-K and our Form 10-Q for the quarter ended June 30. 2020, the occurrence of any one of which could have a material adverse effect on our actual results.

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

We are currently re-evaluating alternatives to bring the NB-01 asset to the market through a different regulatory pathway. Development of NB-01 as an orphan drug is among the alternatives we are considering. We identified a rare disease relevant to NB-01 but we have not yet conducted feasibility studies for it. There is no assurance that we will be able to pursue this alternative for NB-01.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Our ability to successfully develop NB-01 as an orphan drug would be subject to the following additional risks, among others:

●	We believe that development for the identified rare disease indication would depend on our ability to renegotiate milestone payments under our exclusive license agreement with Dong-A ST to reflect the potential revenue from such indication. We commenced negotiations with Dong-A for such an amendment; however, we have no indication that Dong-A will be willing to continue such negotiations or amend the license agreement on terms acceptable to us or at all. If no such amendment to the license agreement occurs, we likely cannot pursue the identified rare disease indication and we may be unable economically to pursue any other rare disease indication for NB-01 via an orphan drug pathway.
●	The results from different types of animal models could be inconsistent from the previous data we have.
●	A limited number of potential participants could make clinical trials for NB-01 difficult.
●	Disparate locations of a limited number of potential participants could make clinical trials difficult.

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

The continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and adversely impact our business, financial condition or results of operations. We often attend and present updates at various medical and investor conferences throughout the year. The COVID-19 pandemic has caused, and is likely to continue to cause, cancellations or reduced attendance of these conferences and we may need to seek alternate methods to present clinical updates and to engage with the medical and investment communities. The spread of COVID-19 may also slow execution of clinical trials, potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials. The COVID-19 pandemic and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition and our potential to conduct financings on terms acceptable to us, if at all. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

On November 11, 2020, we entered into a new WeWork Membership Agreement (the “New Agreement”) with 200 Berkeley Street Tenant, LLC, an entity affiliated with WeWork, to continue leasing certain office space situated in Boston MA. The term of our current WeWork Membership Agreement, dated January 29, 2020, expires on January 31, 2021.

The New Agreement, effective February 1, 2021, has a six month term and provides for rental costs of approximately $3,000 per month, prior to the application of certain rent concessions granted by the landlord in the amount of approximately $1,000 over the six month term.

The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the New Agreement, a copy of which is filed herewith. This disclosure is provided in lieu of disclosure in Item 1.01 of Form 8-K, in accordance with SEC rules.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 6.              EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.1	Membership Agreement by and between WeWork and NeuroBo Pharmaceuticals, Inc., dated November 11, 2020.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: NeuroBo Pharmaceuticals, Inc.

SIGNATURE	TITLE	DATE

/s/ RICHARD KANG	President and Chief Executive Officer	November 13, 2020
Richard Kang	(Principal Financial Officer and duly authorized to sign on behalf of the registrant)