Form 10-K
period 2020-12-31
NeuroBo Pharmaceuticals, Inc.
filed 2021-04-15
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-37809

NeuroBo Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

the
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934). Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $23.4 million based on the closing price on the Nasdaq Capital Market as of June 28, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of April 9, 2021 was 22,171,182.

NEUROBO PHARMACEUTICALS, INC.

FORM 10-K

INDEX-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2020 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are neither historical facts nor assurances of future performance. Instead, these forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks, as fully described in “Item 1A. Risk Factors” in this Annual Report. The principal factors and uncertainties include, among others:

●	NeuroBo’s pursuit of potential therapeutic and prophylactic treatments for COVID-19 is at an early stage and subject to many risks. NeuroBo may be unable to receive approval for any of its COVID-19 product candidates a timely manner, if at all, and its COVID-19 product candidate may never be approved.
●	The regulatory pathway for ANA001 is continually evolving, and may result in unexpected or unforeseen challenges.
●	NeuroBo has determined to postpone the initiation of Phase 3 clinical trials of NB-01 under present circumstances and has terminated all of its agreements with contract research organizations related to NB-01. NeuroBo may not be able to successfully develop NB-01 pursuant to other alternatives, including as an orphan drug or as a nutraceutical candidate.
●	NeuroBo has only incurred losses since inception. NeuroBo expects to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	The regulatory review and approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if NeuroBo is ultimately unable to obtain regulatory approval for its product candidates, including pursuant to the guidelines applicable to NB-01 and NB-02 as botanical drug products, and the guidelines applicable to Gemcabene, its business will be substantially harmed.
●	NeuroBo’s profits from Gemcabene sales will be limited pursuant to our contingent value rights obligations, and NeuroBo, therefore, may, at any time and in its sole and absolute discretion, discontinue any and all further efforts to develop, divest or otherwise monetize Gemcabene, particularly as a treatment for cardiovascular conditions.
●	NeuroBo faces substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than it does.
●	NeuroBo’s commercial success depends upon attaining significant market acceptance of its product candidates, if approved, among hospitals, physicians, patients and healthcare payors.
●	Even if NeuroBo is able to commercialize a future pharmaceutical drug candidate, the profitability of such product candidate will likely depend in significant part on third-party reimbursement practices, which, if unfavorable, would harm its business.
●	Product liability lawsuits against NeuroBo could cause it to incur substantial liabilities and could limit commercialization of any product candidate that it may develop.
●	If NeuroBo is unable to establish sales and marketing capabilities or to selectively enter into agreements with third parties to sell and market its product candidates, it may not be successful in commercializing its product candidates if and when they are approved.
●	NeuroBo has relied and will rely on third-party clinical research organizations (CROs) to conduct its preclinical studies and clinical trials. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, NeuroBo may not be able to obtain regulatory approval for or commercialize its product candidates and its business could be substantially harmed.
●	NeuroBo relies on third parties to manufacture its product candidates and preclinical and clinical drug supplies.
●	If NeuroBo is unable to obtain and maintain sufficient intellectual property rights, its competitive position could be harmed.
●	NeuroBo may not be able to protect or practice its intellectual property rights throughout the world.
●	NeuroBo may become involved in lawsuits to protect or enforce its intellectual property, which could be expensive, time consuming and unsuccessful.

●	NeuroBo may be subject to damages resulting from claims that its employees or NeuroBo has wrongfully used or disclosed alleged trade secrets of their former employers.
●	NeuroBo currently has a limited number of employees and our future success depends on its ability to retain our executive officers and to attract, retain and motivate qualified personnel.
●	NeuroBo’s trade secrets are difficult to protect and if NeuroBo is unable to protect the confidentiality of its trade secrets, its business and competitive position would be harmed.
●	NeuroBo relies significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology or loss of data, including any cyber security incidents, could compromise sensitive information related to its business, prevent NeuroBo from accessing critical information or expose NeuroBo to liability which could harm its ability to operate its business effectively and adversely affect its business and reputation.
●	NeuroBo is an "emerging growth company" and a "smaller reporting company" and cannot be certain whether the reduced reporting requirements applicable to such companies could make its common stock less attractive to investors.
●	NeuroBo’s largest shareholder may use its significant interest to take actions not supported by NeuroBo’s other shareholders, including to initiate or support shareholder activism, an unsolicited takeover proposal, or a proxy contest, which could negatively impact NeuroBo’s business.

PART I

ITEM 1. BUSINESS

Overview

NeuroBo Pharmaceuticals Inc. (the “Company,” “NeuroBo,” “we,” “us” or “our”) is a clinical-stage biotechnology company with four therapeutics programs designed to impact a range of indications in coronavirus, neurodegenerative and cardiometabolic disease:

●	ANA001, our lead drug candidate, is a proprietary oral niclosamide formulation and was developed as a treatment for patients with moderate coronavirus disease (COVID-19). Niclosamide is a potential oral antiviral and anti-inflammatory agent with a long history of use and well-understood safety in humans. ANA001 is currently being studied in a 60-subject Phase 2 clinical trial conducted in the United States. We plan to initiate a Phase 3 development program for ANA001 in the third quarter of 2021.
●	NB-01 is primarily focused on the development of a treatment for painful diabetic neuropathy (PDN). We believe NB-01 could also treat a range of neuropathic conditions, including chemotherapy-induced peripheral neuropathy and post-traumatic peripheral neuropathy.
●	NB-02 has the potential to treat the symptoms of cognitive impairment and modify the progression of neurodegenerative diseases associated with the malfunction of a protein called tau, and with amyloid beta plaque deposition.
●	Gemcabene is currently being assessed as an acute indication for COVID-19. Gemcabene was previously being developed for the treatment of dyslipidemia, a serious medical condition that increases the risk of life-threatening cardiovascular disease, and was focused on orphan indications such as homozygous familial hypercholesterolemia (HoFH), as well as severe hypertriglyceridemia (SHTG).

We were initially established to advance NB-01 and NB-02, which were originally developed by the South Korean pharmaceutical company Dong-A ST Co., Ltd. (“Dong-A ST”). NB-01 has been in-licensed by us from Dong-A ST for exclusive worldwide rights, except for South Korea. We acquired NB-02 from Dong-A ST, and we hold the full worldwide commercial rights for NB-02.

December 2020 Acquisition of ANA Therapeutics, Inc.

 On December 31, 2020, we acquired ANA Therapeutics, Inc. (“ANA”), a privately held biotechnology company developing ANA001. The transaction was unanimously approved by each of the board of directors of the Company and ANA.

December 2019 Completion of Reverse Acquisition of Gemphire

On December 30, 2019, the Company completed a business combination (the “2019 Merger”) with Gemphire Therapeutics, Inc. (“Gemphire”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of July 24, 2019, as amended on October 29, 2019 (the “2019 Merger Agreement”). Gemphire was a clinical-stage biopharmaceutical company focused on developing and commercializing Gemcabene.

Prior to completion of the 2019 Merger, Gemphire entered into a Contingent Value Rights Agreement (the “Original CVR Agreement”) with Grand Rapids Holders’ Representative, LLC, as representative of Gemphire’s stockholders prior to the 2019 Merger, (the “Holders’ Representative”), and Computershare Inc. and Computershare Trust Company, N.A. as the rights agents (collectively, the “Rights Agent”). Under the Original CVR Agreement, which the Company assumed in connection with the 2019 Merger, the holders of Gemphire shares at the time of the 2019 Merger (the “CVR Holders”) were entitled to receive 80% of the proceeds from the grant, sale, or transfer of rights to Gemcabene.

Amendment of Original CVR Agreement

On March 23, 2021, the Company entered into a First Amendment to Contingent Value Rights Agreement with the Holders’ Representative and the Rights Agent to amend the Original CVR Agreement (as amended, the “Current CVR Agreement”). Pursuant to the Current CVR Amendment, (i) the CVR Holders will continue to receive 80% of the proceeds from the grant, sale, or transfer of rights to Gemcabene as a treatment for cardiovascular conditions and (ii) the CVR Holders will now also receive 10% of the proceeds from the grant, sale, or transfer of rights to Gemcabene as a treatment for any indication outside of treating cardiometabolic diseases, including COVID-19.

Strategy

Our goal is to discover, develop and commercialize novel therapeutics designed to impact a range of indications in neurodegenerative and cardiometabolic disease and nutraceuticals for their respective health areas. The key elements of our business strategy to achieve this goal include:

●	Pursue ANA001 as a treatment for COVID-19.
●	Explore alternatives for NB-01, including assessing whether to pursue NB-01 as an orphan drug and/or as a nutraceutical product.
●	Conduct feasibility studies to identify a specified rare disease relevant to NB-01.
●	Explore alternatives for NB-02, including assessing whether to pursue NB-02 as an orphan drug.
●

Extend the pipeline of drug indications by leveraging the potential of NB-01 and NB-02 in neurodegenerative diseases such as neuropathic pain in rare diseases and tauopathies. As we continue to build and develop our product portfolio, we may opportunistically pursue strategic partnerships that maximize the value of our pipeline.

●	Explore additional therapeutic indications for Gemcabene that may strengthen our pipeline of assets to treat viral diseases, including COVID-19.
●	Continue to hire highly qualified management and personnel in advancing drug development, achieving marketing approval, and implementing our corporate growth strategy.

Product Candidates

ANA001: Treatment of COVID-19 Symptoms

ANA001, NeuroBo’s lead drug candidate, is a proprietary oral niclosamide formulation and was developed as a treatment for patients with moderate COVID-19 (patients not requiring ventilators). Niclosamide is a potential oral antiviral and anti-inflammatory agent with a long history of use and well-understood safety in humans. ANA001 is currently being studied in a 60-subject Phase 2/3 clinical trial conducted at up to 20 clinical sites in the United States. . Niclosamide has demonstrated both antiviral and immunomodulatory activity with possible downstream effects on coagulation abnormalities observed in COVID-19. In preclinical research by an independent academic group published in Antimicrobial Agents and Chemotherapy, niclosamide inhibited viral replication in vitro and was more potent than remdesivir in the same assay.

Specifically, studies have shown that niclosamide prevents replication of SARS-CoV-2 at very low concentrations and that the compound appears to exhibit three distinct mechanisms of action: 1) acting as a potent antiviral to a broad homology of other viruses including influenza; 2) reducing inflammation without suppressing the immune system; and 3) providing bronchodilation, which is a useful pulmonary mechanism for at-risk patients with underlying cardiovascular and/or pulmonary conditions.

As a result, the Company believes ANA001 has the potential to reduce the viral load and inflammation associated with cytokine dysregulation, acute respiratory distress syndrome (ARDS), and coagulation abnormalities and thus improve time to clinical improvement as defined as hospital discharge recorded using the World Health Organization (“WHO”) Ordinal Scale for Clinical Improvement.

Background

ANA001 is a proprietary oral niclosamide formulation and was developed as a treatment for patients with moderate COVID-19. Niclosamide is an oral antiviral and anti-inflammatory agent with a long history of safety in humans. The active pharmaceutical ingredient (API) of ANA001 is niclosamide (Figure 1), a chlorinated salicylanilide with anthelmintic, antiviral, anti-inflammatory and bronchodilator activity. Niclosamide was discovered in 1958 and was approved by the U.S. Food and Drug Administration (the “FDA”) in 1982 under New Drug Application (NDA) 018669 (Bayer Pharmaceuticals) for the treatment of tapeworm infections, although it has since been voluntarily discontinued from marketing in the U.S., and all patents or applications that were originally filed by Bayer AG to cover niclosamide or its use in treating tapeworm have been expired or abandoned. Niclosamide is approved in several other countries for the treatment of tapeworm infections and is on the WHO’s List of Essential Medicines (World Health Organization, 2019) and has been used to safely treat thousands of patients. In the past several years, mounting evidence has accumulated that niclosamide is a multifunctional drug that is able to regulate multiple signaling pathways and biological processes, suggesting that it may be developed as a novel treatment for more than just helminthic infection. Niclosamide is being studied for a variety of clinical indications beyond its use as an anthelmintic, such as cancer, rheumatoid arthritis, diabetic neuropathy, metabolic syndrome and COVID-19.

Fig. 1: Chemical structure of niclosamide.

Necessity to Develop a COVID-19 Therapeutic

Coronaviruses (CoVs) are single‐stranded RNA viruses that infect a wide variety of animals and primarily cause respiratory tract infections in humans. Recent outbreaks of novel CoVs, including SARS-CoV and MERS-CoV, have caused significant international concern and mortality. Surpassing both of these in severity and loss of life, the current outbreak of SARS-CoV-2 represents a severe public health emergency. COVID-19, the disease caused by a SARS-CoV-

2, continues to spread worldwide. As of March 20, 2021, more than 123 million confirmed cases of COVID-19 have been reported worldwide, with more than 2.7 million deaths from the disease. In the United States alone, the total number of COVID-19 cases as of March 20, 2021 is more than 30 million and the total number of deaths is more than 550,000. In addition to this tremendous toll, the Centers for Disease Control and Prevention (CDC) has reported that patients who have recovered from COVID-19 often exhibit long-term negative impacts such as fatigue, shortness of breath, cough, joint pain and chest pain. These symptoms require extended hospitalizations, resulting in health care costs in excess of $10,000/day. Therefore, it is necessary to develop countermeasures, such as therapeutics, that can improve the outcomes for patients who become infected with COVID-19.

Despite widespread efforts to slow the spread of the virus, transmission is likely to continue even after a vaccine is developed, or until natural infection approaches the herd immunity threshold. On December 11, 2020, the FDA issued the first emergency use authorization (EUA) for the Pfizer-BioNTech COVID-19 vaccine for the prevention of COVID-19 for individuals 16 years of age and older. On December 18, 2020, the FDA issued a second EUA for the Moderna COVID-19 vaccine. On February 27, 2021, the FDA issued a third EUA for the Johnson & Johnson single-shot COVID-19 vaccine. Other companies are expected to submit applications to the FDA for EUA of their COVID-19 vaccines. Distribution of the vaccines has commenced, initially with front-line health-care workers receiving vaccinations to be followed by individuals deemed at high-risk of contracting COVID-19 or for severe illness from COVID-19. During the initial phases of the vaccine distribution, vaccine shortages and delays have been caused by high demand outstripping supply and challenging distribution logistics. With vaccine production ramping up and improvements to distribution logistics, experts estimate that the vaccines will be available to the general public by late spring/early summer of 2021.

A simple model can provide scenarios that help understand the number of infections and deaths that will occur in a naive population exposed to COVID-19. Table 1 uses the population, vaccine effectiveness and percentage of the population as inputs and calculates the exposed population and deaths (assuming a 2% mortality rate). If there is no vaccine and a 2% mortality rate, the model estimates total mortality of 6,560,000. Using the same model with a 90% effective vaccine with 90% vaccination rate and 2% mortality rate results in an exposed population of >60,000,000 and total mortality of 1,246,000. The model has several shortcomings and is unable to represent all of the uncertainty of the COVID-19 pandemic. However, these data underscore that even in a country with widespread vaccination, there is still a significant exposed population and substantial mortality remains.

Table 1: Exposed population and calculated deaths based on exposed population and vaccine effectiveness1

Population	Vaccine Effectiveness (%)	Vaccinated (%)	Exposed Population	Deaths (2% mortality)
328,000,000	0	0	328,000,000	6,560,000
328,000,000	70	70	167,280,000	3,345,000
328,000,000	70	90	121,400,000	2,427,000
328,000,000	90	50	180,400,000	3,608,000
328,000,000	90	70	121,400,000	2,427,000
328,000,000	90	90	62,320,000	1,246,000

1. Source: http://www.cassbeth.com/covid-19/return-to-life/index.html

Even in the presence of effective vaccines, the rapid spread of COVID-19, as well as the risk of continued infection, underscores the importance of developing treatments for patients diagnosed with COVID-19.

Potential treatments under investigation include drugs that are already approved to treat other conditions and drugs still in development. Several classes of drugs are being investigated for potential treatments, including convalescent plasma, monoclonal antibodies, immune modulators and antivirals. To date, two therapies have been approved by the FDA for the treatment of COVID-19 (remdesivir and Dexamethasone) and three pharmaceutical treatments have received EUA from the FDA through randomized clinical trials: baricitinib + remdesivir, Regeneron’s antibody cocktail and bamlanivimab. However, on November 20, 2020 the WHO recommends against the use of remdesivir in COVID-19 patients.

The critical need for effective treatments and the volume of urgent activity to find them underscore the tremendous potential value of an effective therapeutic. This value predominantly comes from two sources: health-related benefits and economy-related impacts. Health-related benefits include increased quality-adjusted life years (QALYs) that result from reducing mortality, symptom severity and duration. Potential benefits also include savings in healthcare expenditures that result from shorter hospital stays and less intensive use of healthcare resources generally.

It is important to note that each of these treatments, with the exception of dexamethasone, are delivered intravenously. This method of delivery complicates and prevents patients from taking the drug themselves in an outpatient environment.

In addition, with the exception of dexamethasone, none of these therapies have been shown to decrease mortality rates in COVID-19 patients. Further, the WHO has recommended against the use of remdesivir in COVID-19 patients.

A study conducted at the University of Southern California showed that:

●	a hypothetical treatment administered outside the hospital that reduces hospitalization risk by 50% results in 285,000 fewer hospitalizations, up to 71,000 fewer deaths, and up to $88 billion in value by the end of 2021; and
●	a hospital-based treatment that reduces mortality and length of stay by 30% saves 51,000 to 85,000 lives, and generates up to $106 billion in value by the end of 2021.

ANA001 has the potential to both reduce hospitalizations and decrease mortality, increasing the likelihood of therapeutic benefit to patients and significantly reducing healthcare expenditures.

Development Rationale

Niclosamide has broad in vitro antiviral activity (Figure 2) (Fan et al., 2019; Andersen et al., 2019; Jurgeit et al., 2012; Mazzon et al., 2019; Xu et al., 2020; Wu et al., 2004; Wen et al., 2007; Gassen et al., 2019) including activity against severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2). Additionally, niclosamide has in vitro anti-inflammatory properties due to its inhibition of nuclear factor kappa-light-chain-enhancer of activated B cells (NF-κB) and signal transducer and activator of transcription 3 (STAT3), two main drivers to induce the expression of proinflammatory cytokines. In addition, a recent in vitro study showed that niclosamide works as a potent bronchodilator that relaxed histamine induced constriction of human bronchial rings (Miner et al., 2019).

Fig. 2: Broad antiviral activity of niclosamide (modified from Xu et al, 2020). Niclosamide has demonstrated in vitro activity against severe acute respiratory syndrome coronavirus (SARS-CoV), Middle East respiratory syndrome coronavirus (MERS-CoV), Zika virus (ZIKV), Japanese encephalitis virus (JEV), hepatitis C virus (HCV), Ebola virus (EBOV), human rhinoviruses (HRVs), Chikungunya virus (CHIKV), human adenovirus (HAdV), and Epstein−Barr virus (EBV).

Antiviral Activity of Niclosamide

Niclosamide has broad in vitro antiviral activity (Figure 2) (Xu et al., 2020) including severe acute respiratory syndrome coronavirus (SARS-CoV) and Middle East respiratory syndrome coronavirus (MERS-CoV) (Wu et al., 2004, Wen et al., 2007, Gassen et al., 2019). SARS-CoV, MERS-CoV and SARS-CoV-2 share 86% homology (Wilder-Smith, et al., 2020) and it is therefore reasonable to assume that niclosamide has in vitro antiviral efficacy against SARS-CoV-2.

Three recent independent studies confirmed potent activity of niclosamide against SARS-CoV-2. The reported IC50 values were 0.15 µM (49 ng/mL) (Figure 3A; Shi (manuscript in preparation)), 0.28 µM (92 ng/mL) (Figure 3B) (Jeon et al., 2020) and 0.17 µM (56 ng/mL) (Figure 3C) (Gassen et al., 2020) resulting in an average IC50 of 0.2 µM (65 ng/mL). For comparison, the IC50 values of remdesivir, chloroquine and lopinavir (other current or former drug candidates as COVID-19 therapeutics) were 11.41 μM (3,732 ng/mL), 7.28 μM (2,381 ng/mL) and 9.12 μM (2,983 ng/mL), respectively (Jeon et al., 2020) making niclosamide 57, 36 and 46 times more effective respectively. As it was shown for MERS-CoV (Gassen et al., 2019), also SARS-CoV-2 replication is reduced by niclosamide via SKP2-inhibition, thus enhancing autophagy (Gassen et al., 2020).Furthermore, it was shown that pretreating cells for 24 h with 5 µM (1,636 ng/mL) niclosamide followed by drug washout and viral infection reduced SARS-CoV-2 replication significantly and as potently as spermidine, a natural enhancer of autophagy (Figure 4) (Gassen et al., 2020). This indicates that niclosamide has potential as a prophylactic COVID-19 treatment and that serum concentrations may not need to continuously exceed in vitro inhibitory levels to be effective. In summary, these results highlight the potency of niclosamide to inhibit replication of coronaviruses, especially SARS-CoV-2.

Fig. 3: Antiviral activity of niclosamide. (A) Vero E6 cells were infected with nano luciferase reporter SARS-CoV-2 in the presence of increasing concentrations of niclosamide. At 24 h post-infection, luciferase activity was measured. Shown are mean values from triplicate experiments ± standard deviation. Modified from Shi, 2020 (manuscript in preparation). (B) Vero cells were infected with SARS-CoV-2 in the presence of increasing concentrations of niclosamide. 24 h post infection (p.i.), cells were scored by immunofluorescence for the presence of the viral N protein. Modified from Jeon et al., 2020. (C) VeroFM cells were infected with SARS-CoV-2 and treated with increasing concentrations of niclosamide. SARS-CoV-2 plaque forming units (PFU) were determined 48 h p.i. by plaque assay. Shown are means from triplicate experiments ± standard error of the mean. Modified from Gassen et al., 2020.

Fig. 4: Niclosamide has prophylactic properties. VeroFM cells were treated with 100 μM spermidine (spd), 5 μM niclosamide (nic) or left untreated (vehicle, veh) 24 h prior to infection with SARS-CoV-2. SARS-CoV-2 genome equivalents per ml (GE) were determined by real-time RT-PCR at 24 h post infection (p.i.). Data are presented as GE/mL (left) or as fold difference (right). Modified from Gass en et al., 2020.

Anti-Inflammatory Activity of Niclosamide

COVID-19 is a cytokine release syndrome (Hirano and Murakami, 2020) that is associated – amongst others – with ARDS, a widespread inflammation in the lungs and increased blood clotting. Two transcription factors - nuclear factor kappa-light-chain-enhancer of activated B cells (NF-κB) and signal transducer and activator of transcription 3 (STAT3) – are key drivers of cytokine release. Niclosamide was shown to inhibit them in vitro thus decreasing the production of proinflammatory cytokines.

NF-κB is a transcription factor that induces the expression of pro-inflammatory cytokines. In vitro experiments with U2OS cells demonstrated that niclosamide inhibited NF-kB transcription, its binding to deoxyribonucleic acid (DNA), tumor necrosis factor (TNF)-induced phosphorylation of IκBα, translocation of p65 into the nucleus, and expression of NF-κB-regulated downstream genes. The IC50 of niclosamide to inhibit NF-kB transcription was 0.13 µM (42.5 ng/mL) (Figure 5) (Jin et al., 2010).

Fig. 5: Niclosamide prevents TNF-induced NF-κB activation. U2OS cells were co-transfected with NF-κB–TATA-Luc and renilla luciferase reporter plasmids. 24 h later, cells were first treated with different concentrations of niclosamide and then with 0.1 nmol/L TNFα, and luciferase intensity was measured. Shown are means of the fold change ± standard error of three independent experiments. * P < 0.05; ** P < 0.01. Modified from Jin et al., 2010.

Signal transducers and activators of transcription (STATs) are a class of transcription factors that regulate cellular and biological processes, including immune responses and angiogenesis, by modulating the expression of specific target genes (Yu et al., 2007). Upon stimulation by cytokines such as interleukin 6 (IL-6), tyrosine residue 705 (Tyr-705) in the STAT3 SH2 domain is phosphorylated, consequently inducing STAT3 to dimerize, translocate into the nucleus, and induce its binding to specific DNA response elements of target genes (Schuringa et al., 2000). Niclosamide has been shown to inhibit activation and transcriptional function of STAT3 in vitro. HeLa cells were transfected with a luciferase reporter driven by a promoter sequence with 7 STAT3 binding sites so that luciferase becomes active upon STAT3 binding. Niclosamide prevented binding and thus the transcriptional function of STAT3 with an IC50 of 0.25 μM (81.8 ng/mL) (Figure 6) (Ren et al., 2010).

Fig. 6: Niclosamide inhibits STAT3 activity. Luciferase reporter activity was evaluated after 24 h of treatment with different concentrations of niclosamide. Relative luciferase units were the ratio of the absolute activity of firefly luciferase to that of renilla luciferase. Results are representatives of three independent experiments. Modified from Ren et al., 2010.

Bronchodilator Activity of Niclosamide

Additionally, niclosamide has been shown to have activity in vitro as a potent bronchodilator by inhibiting protein transmembrane member 16A (TMEM16A), a calcium-activated chloride channel. This ion channel is implicated in controlling both airway smooth muscle cell contraction and epithelial mucin secretion. The EC50 of niclosamide to relax carbachol induced constriction of human bronchial rings was 240 ng/mL (0.7 µM) (Fig. 7) (Miner et al., 2019).

Fig. 7: Niclosamide induces relaxation of pre-contracted human bronchial rings. Human bronchial rings were contracted with carbachol and then treated with increasing concentrations of niclosamide (red curve). Modified from Miner et al., 2019.

ANA001/Niclosamide Preclinical Development

Table 2 summarizes pharmacology and safety studies with niclosamide in various animal models.

Table 2: Pharmacology and safety studies with niclosamide

Pharmacology and Toxicity Studies
Type of Study	Model Used	Outcome/Findings
Single and repeat oral dose toxicity	Range finding in rats ● 1-day ● 24-day ● 30-day ● 14-week ● 1-year ● 381-day	No signs of intoxication
Single and repeat oral dose toxicity	Range finding in rabbits ● 1-day ● 11-day ● 25-day	No signs of intoxication
Single and repeat oral dose toxicity	Range finding in dogs ● 1-day, ● 24-day ● 28-day ● 32-day ● 84-96-day ● 366-393-day	No signs of intoxication
Single and repeat oral dose toxicity	Range finding in cats ● 1-day ● 12-day ● 24-day ● 4-week	No signs of intoxication
Genotoxicity	In vitro (bacterial and lymphocyte reverse mutation) and in vivo (sister chromatid exchange and chromosomal aberration in mouse model)	No signs of genotoxic potential
Carcinogenicity	Studies with rats: ● 14-week ● 365-381-day Studies with dogs ● 366-393-day	No signs of carcinogenicity
Embryo fetal development studies	Range finding and development studies in rats and rabbits	No signs of teratogenicity, embryotoxicity nor toxicity to pregnant dams or their offspring. Niclosamide was approved as a pregnancy class B drug and is thus permitted to be used during pregnancy.

Safety Pharmacology Studies

Studies to support the initial FDA marketing approval of niclosamide in 1982 were conducted prior to establishment of the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH) guidelines, therefore the current standard battery of safety pharmacology studies pertaining to the central nervous, cardiovascular and respiratory systems that are recommended in the ICH S7A guideline were not conducted. However, there is a substantial amount of data from human and animal exposures to support the expected safety of the proposed clinical development program. Relevant data provided in the available literature related to safety pharmacology in the nervous system, cardiovascular system, respiratory system and gastrointestinal system are summarized in Table 3 below.

Table 3: Safety pharmacology studies with niclosamide

Safety Pharmacology Studies
Type of Study	Model Used	Outcome/Findings	Reference
Nervous System	Mouse: 30 mg/kg niclosamide were administered intraperitoneally on 5 days per week for a total duration of 3 weeks
●
Niclosamide selectively diminished the malignant potential of primary human glioblastoma cells (pGBMs) by suppressing the Wnt, Notch, mTOR, and NF-κB signaling pathways.
●
No drug-related adverse side effects were observed.
Wieland et al., 2013
Nervous System

Mouse: Oxaliplatin and niclosamide were administered intraperitoneally (200 μl injections) according to this weekly schedule: On day 1, either oxaliplatin (10 mg/kg) or vehicle and 6 hours later either niclosamide (10 mg/kg) or vehicle. On days 3 and 5 either niclosamide (10 mg/kg) or vehicle. This was repeated for 4-8 weeks.

●
Niclosamide prevented tactile hypoesthesia and thermal hyperalgesia and abrogated membrane hyperexcitability and also prevented intraepidermal nerve fiber density reduction and demyelination.
●
No drug-related adverse side effects were observed
Cerles et al., 2017
Nervous System	Rat: Niclosamide was administered by intrathecal (0.05 mg/kg) and intraperitoneal (i.p.) (60 mg/kg) injection as well as oral gavage (18.8, 37.7, 75, 150 and 300 mg/kg).	● Niclosamide reversed pain-related behavior in a mechanical hyperalgesia model of neuropathic pain. ● Neither treatment caused drug-related adverse effects	Ai et al., 2016
Cardiovascular System	Isolated rat mesenteric arteries
●
Niclosamide (0.5 µM; 164 ng/mL) relaxed vasoconstriction induced by phenylephrine (PE).
●
Pretreatment with 0.5 µM (164 ng/mL) niclosamide for 20 minutes transiently inhibited PE-induced vasoconstriction.

Li et al., 2017
Respiratory System	Isolated human bronchial rings	● Niclosamide reversed carbachol evoked bronchoconstriction with an EC50 of 240 ng/mL (0.7 µM).	Miner et al., 2019

Bioavailability of Niclosamide in Animal Studies

Table 4 summarizes bioavailability (expressed as maximum serum concentration, Cmax) of niclosamide upon oral administration in mice, rats, rabbits and dogs.

Table 4: Pharmacokinetic Data of Niclosamide After Oral Administration

Species	Dose	Cmax	Reference
Mouse	200 mg/kg	893.7 ng/mL (2.7 μM; first peak), 78 ng/mL (0.2 μM; second peak)	Osada et al., 2011
Mouse	50 mg/kg	960±45 ng/mL (2.9±0.1 μM)	Lodagekar et al., 2019
Rat	5 mg/kg	354 ± 152 ng/mL (1.1±0.5 μM)	Chang et al., 2006
Rat	5 mg/kg	160 ng/mL (0.5 μM; first peak), 45 ng/mL (0.1 μM; second peak)	Lin et al., 2016
Rabbit	100 mg/kg	1.84 ± 0.3 μg/mL (5.6±0.9 μM)	Rehman et al., 2018
Dog	125 mg/kg	1.6 µg/mL (4.9 μM)	Andrews et al., 1982

ANA001/Niclosamide Clinical Development

Completed and Ongoing Clinical Studies

Between 1971 and 1978, niclosamide was administered to 6,365 patients under a U.S. IND. Doses were up to and including 2,000 mg/day for 7 days. There were 2,385 evaluable patients, of which 13.3% reported side effects, all of which were mild or moderate, with none requiring treatment discontinuation. These included nausea/emesis in 4.1%, abdominal discomfort/loss of appetite in 3.4%, diarrhea in 1.6%, drowsiness/dizziness/headache in 1.4%, and skin rash/pruritis in 0.3% of patients (NDA 018669 Review Documentation).

In addition, according to the Safety Review of Niclosamide, Pyrantel, Triclabendazole and Oxamniquine report of the WHO, there have been 84 reported adverse drug reactions related to niclosamide between 1975 and 2004 in the WHO database. They include 173 reports from 16 countries and the most common reactions are related to skin and appendages (41 reports), GI tract (37 reports), cardiovascular system (28 reports) and anaphylactic reactions (9 reports).

Clinical studies with niclosamide for various indications (including COVID-19) are summarized in Table 5, Table 6, Table 7, Table 8 and Table 9.

Table 5: Human Studies in Healthy Volunteers

Study Title	N	Dose Regimen	Reference
Phase 1 Clinical Study	20	Group 1: placebo Group 2: 2 g once per day for 3 days; this regimen was repeated after 6 days	NDA 018669
Unknown	Unknown	Adults: single dose 1,000-2,000 mg	Hecht and Gloxhuber, 1960, translated
	Unknown	Children (6-15 years): single dose 750-1,000 mg

NCT = National clinical trial

Table 6: Human Studies in Patients (Tapeworm)

Study Title	N	Dose Regimen	Reference
Phase 3 Clinical Study	2,385 evaluable subjects	2,000 mg/day for 1-7 days	NDA 018669
Targeted Screening for Taenia Solium Tapeworms	1,811	single oral dose of 1,000 mg (11-34 kg), 1,500 mg (35-50 kg), 2,000 mg (>50 kg)	NCT01296958 (completed)
Unknown	3,663 (patients infected with T. saginata)	adults: single oral dose of 2,000 mg, children (>6 years): single oral dose of 1,000 mg, children (<6 years): 500-1,000 mg	NDA 018669
Unknown	297 (patients infected with D. latum)	2,000 mg single oral dose	NDA 018669
Unknown	464 (patients infected with H. nana; world-wide survey)	daily administration for 5-7 days	NDA 018669
Unknown	34 (patients infected with T. saginata)	2,000 mg oral dose (1,000 mg followed by 1,000 mg after one hour)	Abrams et al., 1963
Niclosamide treatment of cestodiasis	47

patients <75 lbs: single 1,000 mg oral dose OR single 2,000 mg oral dose on day 1, followed by 500 mg daily for 5-7 days patients 75-125 lbs: single 1,500 mg oral dose OR single 1,500 mg oral dose on day 1, followed by 1,000 mg daily for 5-7 days patients >125 lbs: single 2,000 mg oral dose OR single 2,000 mg oral dose for 5-7 days

			Perera et al., 1970
Niclosamide as treatment for tapeworm infection in man	86

>15 years: single oral dose of 2,000 mg for 1 day or 5-7 days

<15 years, >34 kg: single oral dose of 1,500 mg OR single oral dose of 1,500 mg on day 1, followed by 1,000 mg daily for 5-7 days

<15 years, 11-34 kg: single oral dose of 1,000 mg OR single oral dose of 1,500 mg on day 1, followed by 500 mg daily for 5-7 days

			Jones, 1979
Unknown	5	oral dose of 1,000-2,000 mg on day 1, followed by a 500 mg daily dose for the following 6 days	Ostrosky-Wegman et al., 1986

NCT = National clinical trial

Table 7: Human Studies in Patients (Oncology)

Study Title	N	Dose Regimen	Reference
A phase I study of niclosamide in combination with enzalutamide in men with castration-resistant prostate cancer	5	oral doses of 500 mg, 1,000 mg or 1,500 mg 3 times daily for 4 weeks	Schweizer et al., 2018 and NCT02532114 (completed)

Phase II trial to investigate the safety and efficacy of orally applied niclosamide in patients with metachronous or synchronous metastases of a colorectal cancer progressing after therapy: the NIKOLO trial

	37 (estimated)	2,000 mg orally until disease progression or toxicity	Burock, et al., 2018, Burock et al., 2020 and NCT02519582 (status unknown)
Abiraterone Acetate, Niclosamide, and Prednisone in Treating Patients with Hormone-Resistant Prostate Cancer	40 (estimated)	Oral dose twice a day; courses repeat every 4 weeks in the absence of disease progression or unacceptable toxicity	NCT02807805 (recruiting)
Enzalutamide and Niclosamide in Treating Patients with Recurrent or Metastatic Castration-Resistant Prostate Cancer	12 (estimated)	Oral dose twice a day in combination with enzalutamide on week 1-4; courses repeat every 4 weeks in the absence of disease progression or unacceptable toxicity	NCT03123978 (recruiting)
Niclosamide for Familial Adenomatous Polyposis	72 (estimated)	650 mg orally once a day for 6 months	NCT04296851 (recruiting)
A Study of Niclosamide in Patients with Resectable Colon Cancer	1	orally daily from day 1-7 prior to surgery	NCT02687009 (terminated, low accrual)

NCT = National clinical trial

Table 8: Human Studies in Patients (Various Indications)

Study Title	N	Dose Regimen	Reference

Niclosamide With Etanercept in Rheumatoid Arthritis	110	500 mg BID with 50 mg etanercept weekly for 8 weeks	NCT03160001 (completed)
Niclosamide Role in Diabetic Nephropathy	60 (estimated)	1,000 mg orally once daily for six months in combination with maximum tolerated dose of ACE inhibitors	NCT04317430 (recruiting)
A Study of Niclosamide Enemas in Subjects with Active Ulcerative Proctitis or Ulcerative Proctosigmoiditis	51 (estimated)	150 mg/60 mL or 450 mg/60 mL enemas given BID for 6 weeks	NCT03521232 (recruiting)

NCT = National clinical trial

Table 9: Human Studies in Patients (COVID-19)

Study Title	N	Dose Regimen	Reference
Niclosamide for Patients With Mild to Moderate Disease From Novel Coronavirus (COVID-19)	100 (estimated)	2,000 mg orally once daily for 7 days	NCT04399356 (recruiting)
Phase I Study to Evaluate the Safety, Tolerability, and Pharmacodynamics (PD) of DWRX2003 (Niclosamide IM Depot) Injection Following Intramuscular Administration in COVID-19 Patients	40 (estimated)	Four intramuscular injections of DWRX2003 at pre-defined injection sites (total amount of niclosamide administered per dosing group is 96 mg, 288 mg, 480 mg, 672 mg and 960 mg, respectively)	NCT04541485 (not yet recruiting)

A Double-blind, Randomized, Placebo-controlled, Single-ascending Dose Phase I Study to Evaluate the Safety, Tolerability and Pharmacokinetic Properties of Niclosamide Injectable (DWRX2003) Following Intramuscular Administration in Healthy Volunteers

	24 (estimated)	Four intramuscular injections of DWRX2003 at pre-defined injection sites (total amount of niclosamide administered per dosing group is 288 mg, 576 mg and 960 mg, respectively)	NCT04592835 (not yet recruiting)

Phase I Study to Evaluate the Safety, Tolerability, Pharmacodynamics (PD) and Pharmacokinetics (PK) of DWRX2003 (Niclosamide IM Depot) Injection Following Intramuscular Administration in Healthy Volunteers

	32 (estimated)	Four intramuscular injections of DWRX2003 at pre-defined injection sites (total amount of niclosamide administered per dosing group is 144 mg, 432 mg, 960 mg and 1,200 mg, respectively)	NCT04524052 (not yet recruiting)

A Double-blind, Randomized, Placebo-controlled, Single-ascending Dose Phase I Study to Evaluate the Safety, Tolerability and Pharmacokinetic Properties of Niclosamide Injectable (DWRX2003) Following Intramuscular Administration in Healthy Volunteers

	24 (estimated)	Two intramuscular injections of DWRX2003 at pre-defined injection sites (total amount of niclosamide administered per dosing group is 96 mg, 432 mg and 960 mg, respectively)	NCT04749173 (recruiting)
A Phase 2/3 Randomized and Placebo-Controlled Study of ANA001 in Moderate and Severe COVID-19 Patients	436 (estimated)	1,000 mg orally twice per day for 7 consecutive days	NCT04603924 (recruiting)
A Randomized, Double-Blind, Single and Multiple Ascending Dose Study to Assess the Safety and Pharmacokinetics of Niclosamide in Healthy Adults	66 (estimated)	SAD study: single oral dose (1,000 mg, 2,000 mg or 3,000 mg) MAD study: oral dose twice daily or thrice daily for 7 consecutive days (total daily dose will not exceed 2,000 mg)	NCT04705415 (recruiting)

Efficacy of HYdroxychloroquine and DILtiazem-nIClosamide Combination for the Treatment of Non-severe Forms of SARS-CoV2 Infection in Patients With Co-morbidities: Multicenter, Randomized, Open-labeled Controlled Trial

	480 (estimated)	Niclosamide 500 mg × 4 on day 1 then 500 mg × 2 per day + diltiazem 60 mg × 3 per day for 10 days	NCT04372082 (not yet recruiting)
A Phase 2 Randomized Double Blind, Placebo-controlled Study on the Safety and Efficacy of Niclosamide in Patients With COVID-19	148 (estimated)	Oral dose (400 mg 3 times daily for 14 consecutive days)	NCT04542434 (not yet recruiting)
Phase 2, Multicentre, Randomized, Double Blind, 2 Arms Placebo-controlled Study in Adults With Moderate COVID-19 With Gastrointestinal Signs and Symptoms	100 (estimated)	Oral dose (3 times daily for 14 consecutive days, dose unknown)	NCT04436458 (not yet recruiting)

A Phase III, Randomized, Placebo-controlled, Clinical Trial to Evaluate the Efficacy and Safety of Co-administered Niclosamide in Patients Treated With an Established Regimen for Novel Coronavirus Infectious Disease (COVID-19)

	200 (estimated)	200 mg/10 mL suspension administered 3 times daily for 5 consecutive days	NCT04558021 (recruiting)

NCT = National clinical trial

Bioavailability of Niclosamide in Human Studies

As ANA001 is orally administered, it can be taken by hospitalized, ambulatory and non-hospitalized individuals and it can be administered in both ambulatory and acute care environments. Although niclosamide has low bioavailability, data from available literature clearly demonstrate that blood levels of niclosamide after oral administration exceed effective in vitro concentrations:

▪	Oral administration of a single dose of 2,000 mg of niclosamide reached maximal systemic serum concentrations (Cmax) in humans of 0.76-18.3 μM (249-5,986 ng/mL) (Andrews et al., 1982).
▪	A study in prostate cancer patients showed that 149-182 ng/mL (0.46-0.56 µM) become available after a single oral dose of 1,000 mg (Schweizer et al., 2018).
▪	In a recent study, colorectal cancer patients received 2,000 mg of niclosamide orally once a day until disease progression or toxicity (up to four months). Plasma levels mainly peaked 240 minutes after the first niclosamide administration with a median Cmax of 2.03 µM (665 ng/mL) (Burock et al., 2018).

The lower bounds of the reported Cmax values fall within the effective in vitro ranges of niclosamide as an antiviral agent (0.15-0.28 µM, 49-92 ng/mL) (Shi, 2020, manuscript in preparation; Jeon et al., 2020; Gassen et al., 2020) and an anti-inflammatory drug that inhibits NF-kB and STAT3 at 0.13 µM (42.5 ng/mL) (Ji et al., 2010) and 0.25 µM (81.8 ng/mL) (Ren et al., 2010), respectively. It is therefore anticipated that the dose regimen foreseen for the ANA clinical development program will provide sufficient systemic and intracellular drug levels for effective antiviral and anti-inflammatory activity.

In summary, the following characteristics support the use of niclosamide as an oral treatment for COVID-19:

▪	Niclosamide significantly inhibits in vitro replication of SARS-CoV-2 with an IC50 of 0.15 µM-0.28 µM (49-92 ng/mL) (Shi, unpublished results; Jeon et al., 2020; Gassen et al., 2020).
▪	Pretreatment of mammalian cells for 24 h with 5 µM (1,636 ng/mL) niclosamide followed by drug washout and viral infection reduced SARS-CoV-2 replication significantly (Gassen et al., 2020) pointing to the fact that niclosamide could be used as a pre-exposure prophylaxis.
▪	Niclosamide has anti-inflammatory properties that are expected to be relevant in COVID-19 patients. Niclosamide inhibits NF-kB and STAT3 with an IC50 of 0.13 µM (42.5 ng/mL) (Jin et al., 2010) and 0.25 μM (81.8 ng/mL), respectively (Ren et al., 2010).
▪	Bronchodilation may be helpful in ARDS patients. Niclosamide is a potential bronchodilator based on in vitro results that showed that niclosamide relaxed carbachol induced constriction of human bronchial rings with an EC50 of 240 ng/mL (0.7 µM) (Miner et al., 2019).
▪	In humans, a single oral dose of 1,000 mg reached maximal systemic serum concentrations of 149-182 ng/mL (0.46-0.56 µM) (Schweizer et al., 2018). A single oral dose of 2,000 mg reached maximal systemic serum concentrations of 249-5,986 ng/mL (0.76-18.3 μM) (Andrews et al., 1982) and 2.03 µM (665 ng/mL) (Burock et al., 2018), respectively. These concentrations exceed effective in vitro concentrations ~2-4-fold suggesting that a sufficient amount of drug becomes bioavailable through the course of 2,000 mg daily to provide effective antiviral and anti-inflammatory effects.
▪	Similar to remdesivir, ANA001 has a short serum half-life (0.9 h for remdesivir vs. ~4 h for niclosamide (Schweizer et al., 2018) but in both cases intracellular concentrations are more relevant than serum PK values with regard to therapeutic effects).
▪	Extensive preclinical studies showed that niclosamide does not cause significant toxicity, nor carcinogenicity, mutagenicity or embryotoxicity.
▪	Niclosamide is an FDA approved drug that has been used to treat tapeworms in humans (adults, children and pregnant women) with a well-understood safety profile upon oral administration.

Taken together, these data demonstrate the potential for ANA001 to treat COVID-19 and support its further development.

ANA001 Phase 2/3 Clinical Development

ANA001 is currently being tested in a U.S. Phase 2/3 study titled “A Phase 2/3 Randomized and Placebo-Controlled Study of ANA001 in Moderate COVID-19 Patients” (NCT04603924). Niclosamide has demonstrated both antiviral and immunomodulatory activity with possible downstream effects on coagulation abnormalities observed in COVID-19. These effects support the development of ANA001, an oral formulation of niclosamide, for the treatment of COVID-19. It is therefore anticipated that ANA001 will reduce viral load and inflammation associated with cytokine dysregulation, acute respiratory distress syndrome (ARDS), and coagulation abnormalities and thus improve time to clinical improvement as defined as hospital discharge recorded using the WHO Ordinal Scale for Clinical Improvement.

The study consists of two parts:

▪	Study Part 1: Includes 60 subjects randomized in 1:1 ratio to receive ANA001 or matching placebo to assess the safety and tolerability of ANA001 1,000 mg BID for 7 days. An independent Data Monitoring Committee will review the safety profile of ANA001 1,000 mg PO BID prior to the initiation of Part 2 of the study.
▪	Study Part 2: Includes 376 subjects randomized in 1:1 ratio to receive ANA001 or matching placebo to demonstrate the statistical superiority of ANA001 1,000 mg PO BID for 7 consecutive days compared to matching placebo in the treatment of subjects with moderate COVID-19 infection. Additionally, the safety profile of ANA001 will be assessed compared to placebo.

The primary endpoints of Phase 2 are:

▪	Treatment-emergent Adverse Events (AEs), Severe AEs (SAEs), deaths, and discontinuations due to an AE; and
▪	Vital signs and laboratory (hematology, chemistry, and coagulation) parameters.

The secondary endpoints of Phase 2 are:

▪	Median time (in hours) to hospital discharge (where discharge is defined as a score of 1 or 2 in the WHO Ordinal Scale for Clinical Improvement); and
▪	Plasma concentrations will be explored on Days 1, 2, 3, or Day 4.

The primary endpoints of Phase 3 are:

▪	Time to clinical improvement as measured by median time (in hours) to hospital discharge (where discharge is defined as a score of 1 or 2 in the WHO Ordinal Scale for Clinical Improvement);
▪	Treatment-emergent AEs, SAEs, deaths, and discontinuations due to an AE; and
▪	Vital signs and laboratory (hematology, chemistry, and coagulation) parameters.

The secondary endpoints of Phase 3 are:

▪	Mean change from baseline (BL) in NEWS2 on Day 8 and Day 15; and
▪	Mean number of days on rescue treatment (COVID-19 therapies that are FDA approved or have emergency-use authorization) within 15 days after enrollment.

ANA001 Development Plan through NDA

An NDA is the classical vehicle through which the FDA approves a new pharmaceutical for sale and marketing in the US. However, for COVID-19 drugs and biological products (remdesivir, hydroxychloroquine, monoclonal antibodies and convalescent plasma), the FDA has granted EUA to make treatments during this pandemic available without having all safety and efficacy data available. NeuroBo expects data readout of the Phase 2 trial in the second or third quarter of 2021. NeuroBo will request a Type C meeting with the FDA in the third quarter of 2021 to discuss whether data justify an EUA or if data readout from the Phase 3 trial and other additional studies will be necessary for approval of ANA001 as a COVID-19 therapeutic. In case an EUA will not be issued, NeuroBo will pursue an NDA via a 505(b)(2).

NB-01

NB-01 addresses a range of mechanisms that contribute to neuropathic pain and nerve degeneration in diabetic and other peripheral neuropathies. These include a decrease in key inflammatory markers, restoration of nerve growth factor (NGF) to normal levels, and reduction of advanced glycation end products (AGEs). Inflammation is a central factor in pain generation and other peripheral neurodegenerative diseases. NB-01 reduces levels of TNF-a and IL-6, both of which are markers of inflammation. NB-01 also reduces AGEs, which are implicated in diabetes-related complications. AGE inhibitors have been clinically tested as potential treatments for these complications. NB-01 also restores the neurotrophin NGF, which is involved in nerve growth, maintenance and repair. NB-01 has been shown in animal models to alleviate symptoms of PDN.

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

In the U.S., there are currently only three FDA-approved treatments for PDN: pregabalin (Lyrica); duloxetine (Cymbalta) and tapentadol (Nucynta ER). Despite an established treatment protocol for PDN based on these approved therapeutics, the current treatment paradigm for patients suffers from numerous shortcomings as a result of their negative side effects associated with the available FDA-approved drug products. The first line of therapy typically consists of anti-epileptic drugs (AEDs) such as gabapentin and pregabalin, which are insufficient on their own in that they have been shown to exhibit only moderate efficacy accompanied by moderate to severe side effects such as somnolence and dizziness in some patients, and, even after drug treatment, 50% to 70% of patients still experience pain. If pain persists beyond treatment with AEDs, as it often does, the second line of therapy typically consists of prescriptions for anti-depressants (SNRIs and TCAs), which have been shown to reduce pain only by an additional 20% when added to AED treatment. Treatment with anti-depressants is also associated with significant drug-to-drug interactions. If pain persists beyond treatment with AEDs and anti-depressants, the third line of therapy typically consists of opiates, which are only appropriate as a short-term option and have been shown to exhibit potentially harmful addictive and habit-forming side effects. A significant number of mortalities from drug overdose have been caused by opiates. Beyond the potential side effects, the existing approved therapies for PDN are burdened by additional safety and efficacy concerns.

NB-01 Preclinical development

Extensive and comprehensive preclinical pharmacology, safety and toxicology studies have been completed with NB-01, as detailed in the table below. Among the safety and toxicology studies completed are: (i) central nervous system (CNS), cardiovascular (CV), gastrointestinal (GI), and respiratory safety in rats, mice and dogs; (ii) a single-dose 13-week and

26-week oral toxicity study in rats; (iii) a single-dose 13-week and 26-week oral toxicity study in dogs; (iv) range-finding embryo fetal development studies in rats; and (v) fertility, pre-and post-natal studies in rats.

In addition, in mechanism of action studies conducted by Dong-A ST, NB-01 induced nerve regeneration in streptozotocin (STZ)-induced and db/db diabetes mouse models with a significant increase in axon diameter and thickness of myelin sheath, returning thickness and diameter to almost the naturally occurring levels. Similar results were achieved in rat models, including the streptozotocin (STC) diabetes model. NGF has been shown to be lowered in diabetes and diabetic neuropathy animal models, and the administration of NB-01 in these models shows elevation of endogenous NGF to near-normal levels. Preclinical studies have demonstrated that NB-01 has a demonstrable impact on reduction of AGEs as well as inflammatory markers (TNF-alpha and interleukin-6) which are implicated in nerve degeneration in diabetes.

Additional studies have been completed on the effect of NB-01 on thermal and mechanical hyperalgesia in mouse models, including the STZ diabetes model and genetic (db/db) diabetes model. The data from these studies have demonstrated that NB-01 alleviates both thermal and mechanical hyperalgesia relative to the control.

With respect to additional neuropathic indications, NB-01 has also been studied for its effects on rat models of chemotherapy-induced neuropathic pain and chronic constriction injury (CCI). In these studies, NB-01 demonstrated an analgesic effect on rats, measured by threshold of paw pressure tolerance, during treatment with paclitaxel and with CCI. In both cases, the paw pressure threshold was significantly elevated following dosing with NB-01.

NB-01 Phase 2 Clinical Development

Completed Phase 2 trial in Korea. A 15-site, 128-subject, double blind, dose ranging, randomized, placebo-controlled Phase 2 trial to assess the efficacy and safety of NB-01 in the treatment of subjects with PDN has been completed in Korea. Three doses of NB-01 were evaluated versus placebo in 128 subjects (32 per dose group), administered daily for an 8-week treatment period. The treatment groups were placebo or one of NB-01 100 mg, 200 mg, or 300 mg, administered three times daily (TID), for a total daily NB-01 dose of 300 mg, 600 mg or 900 mg, respectively. The primary endpoint of the study was reduction in the average daily Pain Numerical Rating Scale (NRS) score from baseline at 8 weeks. Secondary endpoints included percentage reduction in NRS at 8 weeks, Patient Global Impression of Improvement (PGI-I) scale, Clinical Global Impression of Severity, and change from baseline in the NRS based on a daily patient diary.

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

Future Development of NB-01

In light of the present business environment including the impact of the COVID-19 disease that emerged in December 2019 as a global threat, we have determined that any attempt to conduct Phase 3 clinical trials for NB-01, as previously announced, would be difficult if not impossible in the short or medium term. To conserve financial resources, in the first quarter of 2020 we directed our contract research organization (CRO) partners and other vendors working on the Phase 3 clinical trials of NB-01 to cease all work and we gave notice of termination of our existing contract arrangements with each of them.

We are currently re-evaluating alternatives to bring the NB-01 asset to the market through a different regulatory pathway. Development of NB-01 as an orphan drug is among the alternatives we are considering, and we may conduct feasibility studies to identify a rare disease relevant to NB-01. Additionally, we are considering marketing the NB-01 product line as nutraceutical (non-pharmaceutical) products. There is no assurance that we will be able to pursue either alternative for NB-01. There is no assurance that we will be able to pursue any of these alternatives for NB-01. See “We have determined to postpone the initiation of Phase 3 clinical trials of NB-01 under present circumstances, and we have terminated all of our agreements with contract research organizations related to NB-01. We may not be able to successfully develop NB-01 pursuant to other alternatives, including as an orphan drug or as a nutraceutical candidate” in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.

NB-02

NB-02 is in development for the symptomatic and disease modifying treatment of neurodegenerative diseases, including Alzheimer's disease and tauopathies. In preclinical studies, we have observed the mechanisms of action of NB-02 to include inhibition of tau phosphorylation, acetylcholinesterase (AChE) inhibition, inhibition of Ab toxicity and amyloid plaque formation, and anti-inflammatory effects.

Specifically, in both in vitro and in vivo models, NB-02 has demonstrated inhibition of AChE, as is the case with three of the current drugs on the market to treat the symptoms of Alzheimer's disease. It has also demonstrated inhibition of tau phosphorylation and of amyloid plaque formation, both mechanisms believed to contribute to the progression of neurodegenerative diseases.

NeuroBo acquired NB-02 from Dong-A ST on January 18, 2018. NeuroBo has full worldwide rights to all disease indications for NB-02 from the asset acquisition and does not have further obligations in future payments to Dong-A ST however; if NeuroBo wishes to sell products using NB-02 in the Republic of South Korea, Dong-A ST is entitled to certain notice rights and rights to negotiate with respect to any distribution agreement for the sale of NB-02 in such territory.

Background

Alzheimer’s disease (AD) is a progressive and chronic neurodegenerative disease characterized by memory and cognitive deterioration beyond normal aging that becomes severe enough to interfere with daily tasks. It is the most common form of dementia. AD is characterized by the loss of neurons and synapses in the cerebral cortex and certain subcortical regions. Different mechanisms have been implicated in the underlying cause of the cognitive and functional impairments observed in AD. Degeneration of the cholinergic nervous system has been shown to be closely linked to the impairment of cognitive functions. Also, neurodegeneration caused by the buildup of two structural abnormalities known as beta-amyloid (βA) plaques and hyper-phosphorylated tau protein (pTau) aggregates that leads to neurofibrillary tangle formation is thought to play a major role in the pathogenesis of AD. However, neurodegeneration in AD appears to be a multi-factorial event, in which various genetics as well as environmental risk factors may play a role sequentially and/or in parallel.

Despite the need, there is no cure for AD. Currently available treatments can only temporarily provide symptomatic relief without the ability to control disease progression. As the life expectancy increases, the prevalence of aging-

associated diseases such as AD has also dramatically increased and has become a major public health concern. Therefore, there is an urgent need for the development of AD drugs that are capable of more than just relieving the symptoms. The current goal in AD therapeutics research is to search for drugs/interventions that can directly address the underlying disease processes of AD, also known as disease-modifying therapy (DMT), to delay or even prevent disease progression.

Based on the preclinical studies, NB-02 has both symptomatic relief benefits and disease modifying mechanism of action. Specifically, in in vivo studies, NB-02 was shown to up-regulate nerve growth factor (NGF), brain-derived neurotrophic factor (“BNDF”) and cellular antioxidant defense system, which is indicative of neuroprotection and neuronal survival. Decrease in the accumulation of Aβ protein level and tau protein hyper-phosphorylation was also observed, which suggests NB-02 has disease modification efficacy by clearance of the toxic proteins that represent the neuropathological indices of AD. Furthermore, NB-02 was shown to reverse cognition impairment by suppressing AChE activity. The findings from these nonclinical studies collectively suggested that NB-02 could be a treatment candidate for AD via multiple mechanisms of action including cognition enhancement and disease modification.

Development Plan

NB-02 has shown considerable promise as a neuroprotective agent in preclinical studies, demonstrating a multimodal mechanism of action including inhibition of tau phosphorylation, AChE inhibition, inhibition of Ab toxicity and amyloid plaque formation, and anti-inflammatory effects. We intend to further leverage the benefits of tau modulation by NB-02 in conjunction with the other pathway effects to explore treatment of certain dementias, such as tauopathy indications. We believe that leveraging the therapeutic advantages of NB-02 will drive a paradigm shift in the treatment of Alzheimer’s disease and other neurodegenerative diseases. Although NB-02 is almost ready for the submission of an IND application to the FDA, we intend to postpone the first human clinical trials until global macroeconomic conditions improve. Additionally, we are assessing whether to pursue further development of NB-02 as an orphan drug.

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

Gemcabene was being evaluated in a Phase 2 randomized, double-blind, placebo-controlled study to assess its efficacy safety and tolerability in patients with severe hypertriglyceridemia. In January 2016, the Gemcabene Phase 2 clinical study was placed on partial clinical hold as the FDA requested 2-year rat and mouse carcinogenicity studies to be completed and submitted. The study currently remains on partial clinical hold for the treatment of dyslipidemia. NeuroBo is currently assessing the path forward for Gemcabene for the indication for COVID-19 and does not expect to direct additional resources towards Gemcabene as a cardiovascular therapy in the near term.

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

Development Plan

NeuroBo is currently exploring additional therapeutic indications for Gemcabene that may strengthen NeuroBo’s pipeline of assets to treat viral diseases, including COVID-19. NeuroBo intends to evaluate Gemcabene as a treatment for COVID-19 both as a stand-alone treatment and in combination with ANA001. NeuroBo intends to pursue the ANA001/Gemcabene combination as a new chemical entity with the FDA which, if successful, could grant NeuroBo extended patent exclusivity.

The historical development of Gemcabene is as follows. In August 2018, Gemphire announced that it had completed and submitted to the FDA the results from its two year rodent carcinogenicity studies. These studies were submitted as part of a request for the FDA to remove the partial clinical hold that prevents human studies of Gemcabene that are greater than six months in duration. In response to its submission, the FDA did not lift the hold, requested that Gemphire provide additional data, including two preclinical studies, namely, a subchronic (13 week) study of Gemcabene in PPARa knock-out mice and a study of Gemcabene in in vitro PPAR transactivation assays using monkey and canine PPAR isoforms and informed Gemphire that an End-of-Phase 2 (EOP2) meeting to reach agreement on the design of

Phase 3 registration and long-term safety exposure trials for its target indications in dyslipidemia would not take place until such time, if ever, as the clinical hold is lifted.

In late 2017 and early 2018, Gemphire announced the initiation of two non-Company investigator-initiated proof-of-concept Phase 2 trials in Pediatric Non-Alcoholic Fatty Liver Disease (NAFLD) and in Familial Partial Lipodystrophy Disease (FPLD).

In August 2018, the Data Safety Monitoring Board (DSMB) halted the Pediatric NAFLD trial early due to “unanticipated problems” in the first three patients. Specifically, ALT was increased in 2 of these 3 subjects beyond baseline levels. In addition, all 3 subjects had an increase in liver fat fraction as measured by MRI PDFF. All 6 subjects treated in this study gained weight and had increased TGs during study treatment. These observations are in contrast to the totality of the evidence from other Gemcabene trials. In addition, there was evidence of non-compliance to the dosing regimen and patient non-adherence to dietary and lifestyle guidelines, as well as inconsistencies in biomarkers. The six pediatric patients that were enrolled in the study were followed for a 12 month safety monitoring period post final dose which is now complete. During this follow-on period there were no drug related adverse events reported. There was one serious non-related adverse event of hospitalization of subacute spinal cord infarction/embolism. No deaths or other SAEs were reported.

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

With respect to the partial clinical hold that prevents human studies of Gemcabene that are greater than six months in duration, Gemphire has completed the in vitro PPAR transactivation studies and the subchronic study of Gemcabene in PPARa knock-out mice. In May 2020, we received written communication from the FDA that the clinical development program for Gemcabene remains on a partial clinical hold.

Licensing Agreements

License Agreement with YourChoice

In connection with the acquisition of ANA, we assumed a license agreement (the “YourChoice Agreement”) between ANA and YourChoice Therapeutics, Inc. (“YourChoice”). Pursuant to the YourChoice Agreement, YourChoice granted to ANA, during the term of the YourChoice Agreement, an exclusive, worldwide, fee-bearing license derived from the licensed intellectual property throughout the world. The fees due under the YourChoice Agreement include certain single-digit royalty payments and milestone payments in the aggregate of $19.5 million. The term of the YourChoice Agreement will expire on the expiration or invalidation of the last of the licensed patents under the YourChoice Agreement.

License Agreement with Dong-A ST for NB-01

On January 18, 2018, we entered into an exclusive license agreement with Dong-A ST, a leading pharmaceutical company specializing in the discovery, development, manufacture and marketing of pharmaceutical products and biosimilars, which agreement was amended on April 18, 2018 and July 24, 2019. Dong-A ST is headquartered in Seoul, South Korea and listed on the Korean stock exchange. Under the terms of the agreement, we obtained an exclusive, royalty-bearing, worldwide (except for the Republic of Korea) license to make, use, offer to sell, sell and import products covered by certain Dong-A ST intellectual property rights in its proprietary compound designated as DA-9801 (NB-01). Our license rights cover any and all applications and markets for the therapeutic, health, nutrition or well-being of humans. We may grant sublicenses to any affiliate or third party. We are responsible for all future patent prosecution costs.

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

The Pfizer Agreement included milestone payments to Pfizer totaling up to $37 million upon the achievement of certain milestones, including the first NDA (or its foreign equivalent) in any country, regulatory approval in each of the United States, Europe and Japan, the first anniversary of the first regulatory approval in any country, and upon achieving certain aggregate sales levels of Gemcabene. Future milestone payments under the Pfizer Agreement, if any, would not be expected to begin for at least several years and extend over a number of subsequent years.

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

Pursuant to the Beijing SL License Agreement, Beijing SL made an upfront gross payment of $2.5 million. Additionally, with respect to each licensed product, Beijing SL will pay (i) payments for specified developmental and regulatory milestones (including submission of a NDA to China's National Medical Product Administration, dosing of the first patient in a Phase 3 clinical trial in mainland China and regulatory approval for the first and each additional indication of a Licensed Product in the Territory) totaling up to $6 million in the aggregate and (ii) payments for specified global net sales milestones of up to $20 million in the aggregate multiplied by the ratio of the net sales of a licensed product divided by the global net sales of a licensed product, which net sales milestone payments are payable once, upon the first achievement of such milestone.

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

Manufacturing

ANA001 is a small molecule drug candidate that can be synthesized using readily available raw materials and based on conventional chemical processes. Contract manufacturers produce both the drug substance and drug product required for the preclinical studies and clinical trials of ANA001. All of the contract manufacturers have updated GMP certificates and all of the drug products are being manufactured under current good manufacturing practices (GMP), a quality system regulating CMC activities.

ANA001 capsules are manufactured under GMP to support all clinical trials. More specifically, drug substance and drug product manufacturing process and analytical method development have been optimized and updated based on ICH/FDA guidelines. There is solid stability data for both the drug substance and drug product. The current contract manufacturers have been producing, and could produce in the future, bulk drug substance and drug product for use in our preclinical studies and clinical trials on a purchase order basis.

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

NB-01 is manufactured in a highly monitored and controlled manner to ensure rigorous batch-to-batch consistency that yields a complex mixture of active compounds. NB-01 is considered a "botanical drug product" by the FDA, which defines this class of products to include plant materials, algae, macroscopic fungi, and combinations thereof. As a result, it has unique features that must be taken into account during the drug development process. Plant species used for the production of our compounds are cultivated on dedicated, Good Agricultural Practices (GAP)-compliant acreage in accordance with established WHO standards for starting materials of plant or herbal origin, as recommended by FDA its guidelines for botanical drug development. Production of the drug substance from the botanical raw material involves modern harvesting and extraction processes incorporating state-of-the-art molecular biology and analytical chemistry methodologies.

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

ANA001 and Gemcabene—COVID-19

We expect that, if approved, ANA001 and/or Gemcabene will compete with a number of drugs that are being studied for the treatment of symptoms of COVID-19. Two therapies are currently approved by the FDA for the treatment of symptoms of COVID-19 (remdesivir and Dexamethasone), and three have received EUA from the FDA (baricitinib + remdesivir, Regeneron’s antibody cocktail and bamlanivimab). We are aware of other therapies currently being studied in clinical trials for the treatment of COVID-19, including favipiravir, convalescent plasma, oleandrin, ivermectin and molnupiravir.

With respect to ANA001, in addition to the marketed therapies, we are aware of several companies currently developing and commercializing niclosamide for the treatment of COVID-19 symptoms, including Daewoong, Union Therapeutics, TFF and FirstWave.

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

NB-02—Cognitive disease and Tauopathies

We expect that, if approved, NB-02 will compete with the currently approved therapies for management of cognitive disease including Alzheimer's disease. In Alzheimer's disease, four drugs are currently approved by the FDA for the treatment of symptoms of Alzheimer's disease, based on AChE inhibition (three drugs) and NMDA receptor antagonism (one drug). In addition to the marketed therapies, we are aware of several companies currently developing therapies for Alzheimer's disease, including Eisai Co., Ltd., Hoffman-LaRoche, Otsuka Pharmaceuticals, Inc., Novartis AG, and Avanir Pharmaceuticals, and Biohaven Pharmaceuticals.

Gemcabene —Dyslipidemia

We expect that, assuming we re-engage our effort to develop Gemcabene as a cardiovascular therapy, if approved, Gemcabene will compete with large pharmaceutical and biopharmaceutical companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We are aware of other therapies approved to lower LDL, both statin and non-statin based therapies, as well as medications written off label to treat the disease. In addition, we are aware of other therapies to lower triglycerides. Lipid-lowering therapies currently on the market that would compete with Gemcabene, if approved, include the following:

●

statins, such as Crestor marketed by AstraZeneca, Livalo marketed by Kowa Pharmaceuticals America, Inc. (Kowa), Zocor marketed by Merck & Co., Inc. (Merck), Lipitor marketed by Pfizer, and their generic versions;

●	cholesterol absorption inhibitors, such as Zetia, marketed by Merck;
●	apoB antisense Kynamro marketed by Genzyme Corporation, a Sanofi company, and MTTP inhibitor Juxtapid marketed by Aegerion Pharmaceuticals, Inc.;
●	combination therapies, such as Vytorin and Liptruzet, both marketed by Merck;

●

other lipid-lowering monotherapies and fixed dose combinations, including: fibrates, such as TriCor and Trilipix, both marketed by AbbVie Inc. (AbbVie), and Lipofen marketed by Kowa; niacin, such as Niaspan marketed by AbbVie; bile acid sequestrants, such as Welchol, marketed by Daiichi Sankyo Inc.; combination therapies, such as Advicor and Simcor, both of which are marketed by AbbVie; Pemafibrate (PPARalpha agonist) being marketed by Kowa; and the generic versions of these drugs; Nexletol and Nexlizet marketed by Esperion;

●

triglyceride lowering therapies including: prescription fish oils, such as Lovaza marketed by GlaxoSmithKline, Epanova marketed by AstraZeneca and Vascepa marketed by Amarin Corporation plc; Waylivra marketed by Akcea;

●	PCSK9 inhibitors, such as Praluent, developed by Sanofi-Aventis U.S. LLC, and Regeneron Pharmaceuticals, Inc. and Repatha marketed by Amgen Inc; and
●	anti-inflammatory agents such as canakinumab, developed by Novartis.

Several other pharmaceutical companies have other lipid-lowering therapies in development that may be approved for marketing in the United States or outside of the United States. Based on publicly available information, we believe the current therapies in development that would compete with Gemcabene include, but are not limited to, the following:

●

for HoFH, RGEN-1500 being developed by Regeneron Pharmaceuticals, Inc. MGL-3196 developed by Madrigal Pharmaceuticals (Madrigal) for HoFH, and ALN-PCSsc being developed by The Medicines Company and Alnylam Pharmaceuticals, Inc.;

●

for HeFH and ASCVD, drugs include: oral cholesteryl ester transfer protein inhibitors, such as anacetrapib being developed by Merck and TA-8995 being developed by Amgen/Dezima; ATP citrate lyase inhibitor, ETC-1002 developed by current Esperion; PCSK9 inhibitors, such as ALN-PCSsc (inclisiran) being developed by Novartis; apoA antisense agent AKCEA-APO(a)-LRx being developed by Akcea and Novartis; apabetalone (RVX-208) being developed by Resvelogix; and MGL-3196 developed by Madrigal (HeFH only); and

●

for SHTG, AKCEA-APOCIII-LRx and AKCEA-ANGPTL3-LRx both being developed by Akcea Pharmaceuticals, Inc.; Evinacumab ANGPTL-3 in development by Regeneron; CaPre (long-chain omega-3 phospholipid) being developed by Acasti; and pemafibrate being developed by KOWA.

Intellectual Property

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application or a Patent Cooperation Treaty (PCT) application to which a U.S. application claims priority. In the United States, a patent's term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or the USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a U.S. patent that covers a drug or biological product may also be eligible for patent term extension when approval from the FDA is granted, provided statutory and regulatory requirements are met. In the future, our product candidates receive approval from the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and/or other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or other favorable adjustment to the term of any of its patents.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates, including NB-01 and NB-02, its preclinical compounds, and its core technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, patent applications that we may file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, prior to March 16, 2013, in the United States, patent applications were subject to a “first to invent” rule of law. Applications effectively filed on or after March 16, 2013, are subject to a “first to file” rule of law.

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

ANA001

As of December 31, 2020, our intellectual property portfolio for ANA001 included four U.S. provisional applications directed to niclosamide formulation. A PCT application and/or a non-provisional U.S. application in the U.S. to which claim priority to the U.S. provisional applications may be filed in 2021. Patent applications may be issued in the U.S. and any countries in which the Company files national phase applications of the PCT application. The patents issued from the national phase applications are estimated to expire 2041.

As described in more detail above under “Licensing Agreements – License Agreement with YourChoice,” pursuant to the YourChoice Agreement, the Company has licensed several patent applications relating to ANA from YourChoice. A PCT application to which claims priority to the U.S. provisional applications was filed in 2021. Patent applications may be issued in any countries in which the Company files national phase applications of the PCT application. The patents issued from the national phase applications are estimated to expire 2041.

NB-01 and NB-02

As of December 31, 2020, our intellectual property portfolio for NB-01 included four issued U.S. patents, comprised of one patent directed to composition of matter and three patents directed to use, and two pending U.S. non-provisional patent applications, comprised of one directed to composition of matter and another directed to use, and 65 granted foreign patents and one pending application, these patents are related to its NB-01 clinical programs in peripheral neuropathy and neurological conditions. The issued patents have expiration dates ranging from October 27, 2026 to June 22, 2033. The patent issuing from the application, if any, is expected to expire December 2031. The jurisdictions for the foreign patents and application include: Brazil, Canada, China, the European Patent Convention (including Austria, Belgium, Finland, France, Germany, Greece, Hungary, Italy, Netherlands, Poland, Portugal, Romania, Spain, Switzerland, Turkey, and the United Kingdom), India, Japan, Mexico, the Republic of Korea, and Russia. One patent family including some of the above patents for NB-01 is assigned to University-Industry Cooperation Group of Kyung Hee University, and is exclusively licensed from Kyung Hee University to Dong-A ST and then from Dong-A ST to us pursuant to the terms of the corresponding agreements. The other two patent families including the other above patents and patent applications for NB-01 are assigned to Dong-A ST and exclusively licensed to us.

As of December 31, 2020, our intellectual property portfolio for NB-02 included two issued U.S. patents, two pending U.S. non-provisional patent applications, 24 foreign granted patents, and 9 foreign patent applications. Patents issuing from these applications, if any, are expected to expire around 2035. The issued patents have an expiration date of December 3, 2035 and December 19, 2035. The jurisdictions for the foreign patents and applications include: Brazil, Canada, China, the European Patent Convention (including Austria, Belgium, Finland, France, Germany, Greece, Hungary, Italy, Netherlands, Poland, Portugal, Romania, Spain, Switzerland, Turkey, and the United Kingdom), India, Japan, Mexico, the Republic of Korea, and Russia. All of the above patents and patent applications for NB-02 were assigned to us.

Gemcabene

As of March 22, 2021, our intellectual property portfolio relating to Gemcabene included eight issued U.S. patents, seven pending U.S. patent applications, 36 foreign-granted patents and 46 foreign patent applications directed to formulations, compositions, methods of use and methods of manufacturing. The Gemcabene intellectual property includes both owned and Pfizer-licensed issued and pending patents in the United States and foreign jurisdictions. The issued patents in the United States and foreign countries have expiration dates between July 2021 and November 2036. The patents in the United States and foreign countries that may be issued from pending applications, if any, are expected to expire between December 2031 and October 2039. The jurisdictions for the foreign countries include Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Philippines, Korea, Russia, Singapore, South Africa, Taiwan and Thailand.

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

United States — FDA Regulation

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDCA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, refusal by the FDA to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties and criminal prosecution.

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

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practice (GMP) regulations is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter (CRL) generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing 90% of NDA resubmissions within two to six months depending on the type of information included in response to the deficiencies identified in the CRL.

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

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. The accelerated approval regulations are codified within Title 21 of the Code of Federal Regulations, as Subpart H under Part 314, the part of the FDA regulations covering applications for FDA approval to market a new drug, and as such the accelerated approval pathway is sometimes referred to as approval under “Subpart H.”

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

Nutraceutical Regulation

The FDA regulates foods, food additives, drugs and cosmetics. Unlike pharmaceutical drugs and conventional foods, nutraceuticals are regulated as “dietary supplements” under the Dietary Supplement, Health and Education Act of 1994

(DSHEA) as a separate regulatory category of food. Before the DSHEA, dietary supplements were subject to the same regulatory requirements as were other foods. DSHEA amended the FDCA to create a new regulatory framework for the safety and labeling of dietary supplements. Under DSHEA, a company is responsible for determining that the dietary supplements it manufactures or distributes are safe and that any representations or claims made about them are substantiated by adequate evidence to show that they are not false or misleading. Dietary supplements do not need approval from FDA before they are marketed. Except in the case of a “new dietary ingredient,” where pre-market review for safety data and other information is required by law, a firm does not have to provide FDA with the evidence it relies on to substantiate safety or effectiveness before or after marketing a product. In addition, there is a requirement for manufacturers to register pursuant to the Bioterrorism Act with FDA before producing or selling supplements. In June 2007, FDA published regulations for Current Good Manufacturing Practices (“cGMP”) for those who manufacture, package, label or hold dietary supplement products. These regulations focus on practices that ensure the identity, purity, quality, strength and composition of dietary supplements.

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

Post-Approval Requirements

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

Thus, even after new drug approval is granted, Regulatory authorities may withdraw that approval or request product recalls if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences of regulatory non-compliance include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

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

The Hatch-Waxman Amendments

Orange Book Listing

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. As part of the marketing application process when seeking approval for a new drug through an NDA, applicants are required to list with the FDA every patent of which claims cover the applicant's product or an approved method of using the product. Upon approval of a drug, approval information about the drug along with each of the applicant's listed patents is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the "Orange Book." Pursuant to the Hatch-Waxman Amendments, drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the reference license drug (“RLD”) and has been shown through bioequivalence testing to be bioequivalent to the RLD. The FDA is responsible for determining that the generic drug is "bioequivalent" to the innovator drug, although under the statute, a generic drug is bioequivalent to a RLD if "the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug..."

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

●

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

●

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

●

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●

HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

●

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

●

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”), was enacted with the goal of expanding coverage for the uninsured while at the same time containing overall health care costs. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare Part D program. We still cannot fully predict the impact of the ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet been completed, and the Centers for Medicare & Medicaid

Services has publicly announced that it is analyzing the ACA regulations and policies that have been issued to determine if changes should be made. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, some states have stated their intentions to not implement certain sections of the ACA. These challenges add to the uncertainty of the changes enacted as part of ACA.

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

Among the provisions of the ACA of importance to our product candidates are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
●	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
●	extension of manufacturers' Medicaid rebate liability;
●	expansion of eligibility criteria for Medicaid programs;
●	expansion of the entities eligible for discounts under the Public Health Service Act's pharmaceutical pricing program;
●

new requirements to report financial arrangements with physicians and teaching hospitals (i.e., the Federal Physician Payment Sunshine Act, which has since been expanded to cover additional specified healthcare providers);

●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Human Capital Management

As of December 31, 2020, we had 7 full-time employees. Of these employees, five were engaged in research and development and two were engaged in general and administrative functions. Three of our employees are located in the United States, and four are located in South Korea. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relationships with our employees to be good.

Corporate Information

NeuroBo was incorporated under the laws of the State of Delaware in July 2017, and completed the 2019 Merger with Gemphire on December 30, 2019. Our principal executive offices are located at 200 Berkeley Street, 19th Floor, Boston, Massachusetts, 02116. Our website address is www.neurobopharma.com. The information contained on, or that can be accessed through, our website is not a part of this report.

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

We have experienced net losses and negative cash flows from operating activities since our inception and have an accumulated deficit of $66.5 million as of December 31, 2020. It is possible we will never generate revenue or profit.

As of December 31, 2020, we had cash and cash equivalents of $10.1 million. Operating at the level of scientific activity described in “Management’s Discussion and Analysis of Financial Statements and Results of Operations – Overview - Recent Developments” we expect that our cash and cash equivalents will be adequate to fund operations through into the fourth quarter of 2021. Accordingly, we will need to raise additional capital to fund continued operations at the current level beyond 2021. We have some ability to reduce costs further in 2021 by further curtailing the level of scientific activity planned for 2021, thereby potentially lengthening our operational window into the first quarter of 2022.

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

Our pursuit of potential therapeutic and prophylactic treatments for COVID-19 is at an early stage and subject to many risks. We may be unable to receive approval for any of our COVID-19 product candidates a timely manner, if at all, and our COVID-19 product candidate may never be approved.

We may experience difficulties or delays in enrolling patients in clinical trials due to the impact of the global COVID-19 pandemic or other reasons. Many of the risks related to the development of these product candidates are beyond our control, including risks related to clinical development, the regulatory submission process, potential threats to our intellectual property rights and manufacturing delays or difficulties. We may be unable to produce an efficacious and/or approved product for the treatment of patients with early COVID-19 in a timely manner, if at all.

The results of preclinical studies from our COVID-19 product candidates may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. There can be no assurance that any of our clinical trials for our COVID-19 product candidates, or any other of our product candidates, will ultimately be successful or support further clinical development. In addition, the interpretation of the data from our clinical trials of ANA001 or Gemcabene by FDA and other regulatory agencies may differ from our interpretation of such data and the FDA or other regulatory agencies may require that we conduct additional studies or analyses. Any of these factors could delay or prevent us from receiving regulatory approval of ANA001 or Gemcabene and there can be no assurance that our product candidate will be approved in a timely manner, if at all.

If the COVID-19 outbreak is effectively contained or the risk of coronavirus infection is diminished or eliminated before we can successfully develop and manufacture our product candidate, the commercial viability of such product candidate may be diminished or eliminated. We are also committing financial resources and personnel to the development of this product candidate which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our treatment, if successfully developed, may not be effective. In addition, other parties are currently producing therapeutic and vaccine candidates for COVID-19, which may be more efficacious or may be approved prior to our product.

The regulatory pathway for ANA001 and Gemcabene is continually evolving, and may result in unexpected or unforeseen challenges.

The speed at which parties are acting to create and test many therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including those based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timeline for our product candidates. Results from ongoing clinical trials and discussions with regulatory authorities may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. Any such developments could delay the development timeline for our product candidates and materially increase the cost of the development for such candidates.

In light of the COVID-19 pandemic, it is possible that one or more government entities may take actions that directly or indirectly have the effect of abrogating some of our rights or opportunities. If we were to develop a treatment for COVID-19, the economic value of such a therapeutic treatment to us could be limited.

Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against coronavirus, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our COVID-19 therapeutic treatment, if any.

Even if we obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize ANA001 or Gemcabene.

We are not permitted to market ANA001 or Gemcabene in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. As a condition to submitting an NDA to the FDA for ANA001, we must complete our ongoing Phase 2 clinical trial, conduct and complete further Phase 3 clinical trials, and any additional nonclinical studies or clinical trials required by the FDA. To date, we have only completed the Phase 1 Single Ascending Dosing (SAD) study. ANA001 may not be successful in clinical trials or receive regulatory approval. Further, ANA001 may not receive regulatory approval even if it is successful in clinical trials. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process that typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Our development activities could be harmed or delayed by a partial shutdown of the U.S. government, including the FDA. We have not obtained regulatory approval for any product candidate and it is possible that ANA001 will never obtain regulatory approval. The FDA may delay, limit or deny approval of ANA001 for many reasons, including, among others:

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

●	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

●	the FDA may not approve the formulation, labeling or specifications of ANA001;

●	the FDA may require that we conduct additional clinical trials;

●	the contract research organizations (“CROs”) or the clinical investigators that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

●	we, our CROs or clinical investigators may fail to perform in accordance with the FDA’s good clinical practice (“GCP”) requirements;

●	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials;

●	the FDA may find deficiencies with the manufacturing processes or facilities of third-party manufacturers with which we contract; or

●	the policies or regulations of the FDA may significantly change in a manner that renders our clinical data insufficient for approval or may require that we amend or submit new clinical protocols.

In addition, similar reasons may cause the EMA or other regulatory authorities to delay, limit or deny approval of ANA001 outside the United States. Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market ANA001.

Alternatively, even if we obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as we intend or desire or may require labeling that includes significant use or distribution restrictions or safety warnings. We may also be required to perform additional, unanticipated clinical trials to obtain approval or be subject to additional post marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or the FDA may require a risk evaluation and mitigation strategy (“REMS”) for a product, which could impose restrictions on its distribution. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Gemcabene was being evaluated in a Phase 2 randomized, double-blind, placebo-controlled study to assess its efficacy safety and tolerability in patients with severe hypertriglyceridemia. In January 2016, the Gemcabene Phase 2 clinical study was placed on partial clinical hold as the FDA requested 2-year rat and mouse carcinogenicity studies to be completed and submitted. The study currently remains on partial clinical hold for the treatment of dyslipidemia.

NeuroBo is currently assessing the path forward for Gemcabene for the indication for COVID-19. As a result, there is a significant uncertainty around our development of Gemcabene as a potential treatment for COVID-19.

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

Our ability to successfully develop NB-01 as an orphan drug would be subject to the following additional risks, among others:

●	the results from different types of animal models could be inconsistent from the previous data we have;
●	a limited number of potential participants could make clinical trials for NB-01 difficult;
●	disparate locations of a limited number of potential participants could make clinical trials difficult; and
●	batch-by-batch consistency is difficult to achieve in clinical trials with small numbers of participants.

Our ability to successfully develop NB-01 as a nutraceutical product would be subject to the following risks, among others:

●	the future growth and profitability of NB-01 would depend in large part upon our ability to successfully hire personnel with requisite marketing expertise, the effectiveness and efficiency of our marketing efforts and our ability to select effective markets and media in which to market and advertise;
●	our inability to properly manage, motivate and retain third party distributors for NB-01, as applicable, could have a material adverse effect on us;
●	the success of NB-01 would likely be linked to the size and growth rate of the vitamin, mineral and dietary supplement market, and an adverse change in the size or growth rate of that market could have a material adverse effect on us; and
●	unfavorable publicity or consumer perception of NB-01 and any similar products distributed by other companies could have a material adverse effect on us.

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

●developing dosages that will be well-tolerated, safe and effective;
●completing the development and scale-up to permit manufacture of our product candidates in commercial quantities and at acceptable costs;
●demonstrating through pivotal clinical trials that the product candidate is safe and effective in patients for the intended indication;
●establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers; and
●obtaining and maintaining exclusive rights, including patent and trade secret protection and non-patent exclusivity for our product candidates.

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

Successfully completing clinical trials and obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA, or a comparable foreign regulatory authority, may delay, limit or deny approval of an NDA for many reasons, including, among others:

●	disagreement with the design or implementation of our clinical trials;
●	disagreement with the sufficiency of our clinical trials;
●	failure to demonstrate the safety and efficacy of the product candidate for the proposed indications;
●	failure to demonstrate that any clinical and other benefits of the product candidate outweigh their safety risks;
●	a negative interpretation of the data from our nonclinical studies or clinical trials;
●

deficiencies in the manufacturing or control processes or failure of third-party manufacturing facilities with which our contracts for clinical and commercial supplies to comply with current Good Manufacturing Practice requirements, or cGMPs;

●

deficiencies in the harvesting and processing of botanical raw materials under Good Agricultural and Collection Processes, or GACPs, or the inability to demonstrate that the final product is capable of being therapeutically consistent, as applicable to botanical drug products, as applicable;

●

insufficient data collected from clinical trials or changes in the approval requirements that render our nonclinical and clinical data insufficient to support the filing of an NDA or to obtain regulatory approval; or

●

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

Our profits from Gemcabene sales will be limited pursuant to our CVR obligations, and we therefore, may, at any time and in our sole and absolute discretion, discontinue any and all further efforts to develop, divest or otherwise monetize Gemcabene, particularly as a treatment for cardiovascular conditions.

We do not have any further obligation to develop Gemcabene, or to expend any funds or efforts with respect to Gemcabene, to fund, (i) a toxicity study, (ii) a related FDA submission designed to result in the release of the partial clinical hold with respect to Gemcabene, (iii) preparation for an end-of-phase 2 meeting with the FDA, and (iv) consulting costs for up to four former Gemphire employees to support such activities. The expected cost of such activities is based on estimates and assumptions that may prove to be inaccurate.

Our profits from Gemcabene sales will be limited pursuant to our CVR obligations. Under the terms of the Current CVR Agreement, CVR holders are entitled to (i) 80% of the Gross Consideration (as defined in the Current CVR Agreement) received from the grant, sale or transfer of rights to Gemcabene as a treatment for cardiovascular conditions and (ii) 10% of the Gross Consideration (as defined in the Current CVR Agreement) received from the grant, sale or transfer of rights to Gemcabene as a treatment for any indication outside of treating cardiometabolic diseases, including COVID-19.

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

●	regulatory authorities may withdraw or limit their approval of such product candidates;
●	regulatory authorities may require the addition of labeling statements, such as a "boxed" warning or a contraindication;
●	we may be required to recall the product, change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;
●

regulatory authorities may require a Risk Evaluation and Mitigation Strategy (REMS) plan to mitigate risks, which could include medication guides to be distributed to patients, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;

●	we may be subject to regulatory investigations and government enforcement actions;
●	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	we may decide to remove such product candidates from the marketplace after they are approved;
●	the product may be rendered less competitive and sales may decrease;
●	we could be sued and held liable for injury caused to individuals exposed to or taking its product candidates; and
●	our reputation may suffer.

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

We may experience delays in clinical trials. We do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. Clinical trials may be delayed, suspended or terminated for a variety of reasons, such as:

●	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;
●	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
●	inability, delay or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in competing clinical trial programs;
●	issues with the manufacture of drug substance for use in clinical trials;
●	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
●	delay or failure in having subjects complete a trial or return for post-treatment follow-up;
●	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
●

delay or failure in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delay or failure in obtaining institutional review board, or IRB, approval to conduct a clinical trial at each site;
●	delays resulting from negative or equivocal findings of the Data Safety Monitoring Board, or DSMB, if any;
●	ambiguous or negative results;
●	decision by the FDA, a comparable foreign regulatory authority, or recommendation by a DSMB to suspend or terminate clinical trials at any time for safety issues or for any other reason;

●	lack of adequate funding to continue the product development program; or
●	changes in governmental regulations or requirements.

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

The development and commercialization of new products is highly competitive. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the development and commercialization of our product candidates. Our objective is to develop and commercialize new products with superior efficacy, convenience, tolerability and safety. In many cases, the products that we commercialize will compete with existing, market-leading products.

Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical products. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products before, or more effectively than, we do. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

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

Gemcabene —Dyslipidemia

For Gemcabene, the lipid-lowering therapies market is highly competitive, dynamic and dominated by the sale of statin treatments including the cheaper generic versions of statins. Our success will depend, in part, on our ability to obtain a share of the market for our planned indications. Other pharmaceutical companies may develop lipid-lowering therapies for the same indications that compete with Gemcabene, if approved, that do not infringe the claims of our patents, pending patent applications or other proprietary rights, which could adversely affect our business and results of operations. Lipid-lowering therapies currently on the market that would compete with Gemcabene, if approved, are referenced in “Item 1—Business—Competition—Gemcabene—Dyslipidemia” above.

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

Several pharmaceutical companies have NASH therapies in development that may be approved for marketing in the United States or outside of the United States. Based on publicly available information, we believe the current therapies in development that would compete with Gemcabene in NASH include but are not limited to:

●	OCALIVA (Obeticholic Acid) (FXR Agonist) being developed by Intercept Pharmaceuticals, Inc.;
●	Elafibranor (PPAR Agonist) being developed by Genfit SA;
●	Selonsertib (formerly GS-4997) (ASK1 Inhibitor) being developed by Gilead Sciences, Inc.;
●	GS-0976 (ACC Inhibitor) being developed by Gilead Sciences, Inc.;
●	GS-9674 (FXR Agonist) being developed by Gilead;
●	Cenicriviroc (CVC) (CCR2/CCR5 Inhibitor) being developed by Tobira Therapeutics, Inc. (a wholly-owned subsidiary of Allergan plc);

●	AKR-001 being developed by Akero Therapeutics;
●	NGM-282 being developed by MGM Biopharmaceuticals;
●	PXL-770 being developed by Poxel;
●	EDP-305 being developed by Enanta;
●	Aramchol (Synthetic Fatty Acid/Bile Acid Conjugate) being developed by Galmed;
●	MN-001 (5-Lipoxygenase Inhibitor) being developed by MediciNova;
●	VK2809 (THR-Beta Agonist) being developed by Viking;
●	BMS-986036 (GFG21) being developed by BMS;
●	Lanifibranor (PPAR Pan Agonist) being developed by Inventiva;
●	GR-MD-02 (Galectin-3 Inhibitor) being developed by Galectin Therapeutics; and
●	MGL-3196 (THR Agonist) being developed by Madrigal.

ANA001

We expect that, if approved, ANA001 will compete with a number of drugs that are being studied for the treatment of symptoms of COVID-19. In addition to widely distributed vaccines designed to stop the spread of COVID-19, which could adversely affect the addressable population for ANA001, two therapies are currently approved by the FDA for the treatment of symptoms of COVID-19 (remdesivir and Dexamethasone), and three have received EUA from the FDA (baricitinib + remdesivir, Regeneron’s antibody cocktail and bamlanivimab). We are aware of other therapies currently being studied in clinical trials for the treatment of COVID-19, including favipiravir, convalescent plasma, oleandrin, ivermectin and molnupiravir.

In addition to the marketed therapies, we are aware of several companies currently developing and commercializing niclosamide for the treatment of COVID-19 symptoms, including Daewoong, Union Therapeutics, TFF and FirstWave. Approved therapies and additional therapies that may be approved in the near term could significantly and adversely affect the market opportunity for ANA001.

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

●	the clinical indications for which the product candidate is approved;
●

acceptance by major operators of hospitals, physicians and patients of the product candidate as a safe and effective treatment, particularly the ability of our product candidates to establish themselves as a new standard of care in the treatment paradigm for the indications that we are pursuing;

●	the potential and perceived advantages of our product candidates over alternative treatments as compared to the relative costs of the product candidates and alternative treatments;
●	the willingness of physicians to prescribe, and patients to take, a product candidate that is based on a botanical source;
●

the prevalence and severity of any side effects with respect to our product candidates, and any elements that may be imposed by the FDA under a REMS program that could discourage market uptake of the products;

●	the availability of adequate reimbursement and pricing for any approved products by third party payors and government authorities;
●	inability of certain types of patients to take our product;
●

demonstrated ability to treat patients and, if required by any applicable regulatory authority in connection with the approval for target indications, to provide patients with incremental cardiovascular disease benefits, as compared with other available therapies;

●	the relative convenience and ease of administration of our product candidates, including as compared with other treatments available for approved indications;

●	limitations or warnings contained in the labeling approved by the FDA;
●	availability of alternative treatments already approved or expected to be commercially launched in the near future;
●	the effectiveness of our sales and marketing strategies;
●	guidelines and recommendations of organizations involved in research, treatment and prevention of various diseases that may advocate for alternative therapies;
●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage;
●	physicians or patients may be reluctant to switch from existing therapies even if potentially more effective, safe or convenient;
●	efficacy, safety, and potential advantages compared to alternative treatments;
●	the ability to offer our product for sale at competitive prices;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	any restrictions on the use of our product together with other medications;
●	interactions of our product with other medicines patients are taking; and
●	the timing of market introduction of our products as well as competitive products.

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

If we cannot successfully defend against claims that our product caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidate that we are developing;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	increased FDA warnings on product labels;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	distraction of management's attention from our primary business;
●	loss of revenue;
●	the inability to commercialize any product candidate that we may develop;
●	the removal of a product from the market; and
●	increased insurance costs.

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

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future pharmaceutical products; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

In addition, later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on such products, manufacturers or manufacturing processes;
●	restrictions on the labeling, marketing, distribution or use of a product;
●	requirements to conduct post-approval clinical trials;
●	warning or untitled letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits or revenue;
●	suspension or withdrawal of marketing approvals for the drug products;
●	refusal to permit the import or export of our products;
●	product seizure; and
●	injunctions or the imposition of civil or criminal penalties.

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

We may seek fast track designation, priority review, orphan drug designation, or accelerated approval for any other product candidate we may pursue in the future. For example, if a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. However, the FDA has broad discretion with regard to these mechanisms, and even if we believe a particular product candidate is eligible for any such mechanism, it cannot assure you that the FDA would decide to grant it. Even if we obtain fast track or priority review designation or pursue an accelerated approval pathway, we may not experience a faster and/or less costly development process, review or approval compared to conventional FDA procedures. The FDA may withdraw a particular designation if it believes that the designation is no longer supported by data from our clinical development program.

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

In general, under Section 382 of Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its carryforwards to offset future taxable income. Our existing NOL carryforwards, or NOLs, may be subject to limitations arising from previous ownership changes, including in connection with the 2019 and 2020 Mergers. Future changes in our stock ownership, some of which are outside of our control, could result in further ownership changes under Section 382 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing and any future NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

We believe that we have undergone an ownership change as a result of the 2019 and 2020 Mergers. We have begun, but not completed, a preliminary study to confirm whether an ownership change has occurred as a result of the 2019 and 2020 Mergers, but have not conducted a study to assess whether there have been multiple ownership changes since inception due to the significant complexity and cost associated with such a study.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of the 2019 and 2020 Mergers and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We are currently dependent on Dong-A ST as our sole third party manufacturer for the manufacture of NB-01. We rely completely on third parties to supply and manufacture our preclinical and clinical drug supplies for Gemcabene and ANA001, and we intend to rely on third parties to produce commercial supplies of these product candidates.

We do not own or operate facilities for the manufacture of NB-01 or Gemcabene. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently work exclusively with Dong-A ST as the sole manufacturer for the production of NB-01 and rely completely on third parties to supply and manufacture our preclinical and clinical drug supplies for Gemcabene and ANA001. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, Dong-A ST or our other third party providers will need to provide sufficient scale of production for these projected needs. If any issues arise in the manufacturing and we are unable to arrange for alternative third-party manufacturing sources, we are unable to find an alternative third party capable of reproducing the existing manufacturing method or we are unable to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

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

●	reliance on the third party for regulatory compliance and quality assurance;
●

the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates or any products that we may eventually commercialize in accordance with our specifications);

●	the possibility of termination or nonrenewal of the agreement by the third party, based on our own business priorities, at a time that is costly or damaging to us;
●

delay in, or failure to obtain, regulatory approval of any of our product candidates because of the failure by our third-party manufacturer to comply with cGMP or failure to scale up manufacturing processes; and

●

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

While we currently have no specific plans to acquire any other businesses or in-license any additional products or technology, we may, in the future, make acquisitions or licenses of, or investments in, companies, products or technologies that we believe are a strategic or commercial fit with its current product candidates and business or otherwise offer opportunities for us. In connection with these acquisitions or investments, the combined organization may:

●	issue stock that would dilute its stockholders' percentage of ownership;
●	expend cash;
●	incur debt and assume liabilities; and
●	incur amortization expenses related to intangible assets or incur large and immediate write-offs.

We also may be unable to find suitable acquisition or license candidates and we may not be able to complete acquisitions or licenses on favorable terms, if at all. If we do complete an acquisition or license, we cannot assure you that it will ultimately strengthen our competitive position or that it will not be viewed negatively by customers, financial markets or investors. Further, future acquisitions or licenses could also pose numerous additional risks to our operations, including:

●	problems integrating the purchased or licensed business, products or technologies;
●	increases to our expenses;
●	the failure to have discovered undisclosed liabilities of the acquired or licensed asset or company;
●	diversion of management's attention from their day-to-day responsibilities;
●	harm to our operating results or financial condition;
●	entrance into markets in which we have limited or no prior experience; and
●	potential loss of key employees, particularly those of the acquired entity.

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

Collaborations involving or product candidates or any future product candidate pose the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●

collaborators may not pursue development and commercialization or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator's strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

●

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive;

●	a collaborator with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of any such product candidate;
●

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●

disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidate or that result in costly litigation or arbitration that diverts management’s attention and resources;

●	we may lose certain valuable rights under circumstances identified in its collaborations, including if it undergoes a change of control;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
●	collaborators may learn about our discoveries and use this knowledge to compete with us in the future;
●	the results of collaborators' preclinical or clinical studies could harm or impair other development programs;
●	there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others;
●	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers;
●

collaboration agreements may not lead to development or commercialization of our product candidate in the most efficient manner or at all. If our present or future collaborator were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated; and
●	collaborators may be unable to obtain the necessary marketing approvals.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make product candidates that are similar to our candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
●	we or our future licensors or collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
●	we or our future licensors or collaborators might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own or have exclusively licensed may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

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

As of December 31, 2020, we had 7 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support our future growth. Future growth would impose significant added responsibilities on our employees, including:

●	managing our clinical trials effectively;
●	identifying, recruiting, maintaining, motivating and integrating additional employees;
●	managing our internal development efforts effectively while complying with our contractual obligations to licensors, contractors and other third parties;
●	improving our managerial, development, operational and finance systems; and
●	expanding our facilities.

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

Because we intend to market our product candidates, if approved, outside of the United States, our business is subject to risks associated with doing business outside of the United States. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

●	failure to develop an international sales, marketing and distribution system for our products;
●	changes in a specific country's or region's political and cultural climate or economic condition;
●	unexpected changes in foreign laws and regulatory requirements;
●	difficulty of effective enforcement of contractual provisions in local jurisdictions;
●	inadequate intellectual property protection in foreign countries;
●	inadequate data protection against unfair commercial use;
●

trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the United States Department of Commerce and fines, penalties or suspension or revocation of export privileges;

●	the effects of applicable foreign tax structures and potentially adverse tax consequences; and
●	significant adverse changes in foreign currency exchange rates.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this "Risk Factors" section, these factors include:

●	adverse results or delays in preclinical studies, clinical trials, regulatory decisions or the development status of our product candidates or any product candidates we may pursue in the future;
●

our ability to raise sufficient additional funds necessary for the continued development of our product candidates whether through potential collaborative, partnering or other strategic arrangements or otherwise;

●	our ability to realize any value from Gemcabene, particularly in light of the partial clinical hold and the terminated NAFLD trial;

●	the terms and timing of any future collaborative, licensing or other strategic arrangements that we may establish;
●	uncertainties created by our future management turnover;
●	our inability to comply with the minimum listing requirements of the Nasdaq Stock Market LLC;
●

the timing of achievement of, or failure to achieve, our, or any potential collaborator’s clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;

●	decisions to initiate a clinical trial, not initiate a clinical trial, or terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval for our product candidates or regulatory actions requiring or leading to a delay or stoppage of any clinical trials;
●	the commercial success of any product approved by the FDA or its foreign counterparts;
●	changes in applicable laws, rules or regulations;
●	disputes with Pfizer regarding our licensed rights to Gemcabene;
●	an inability to commercialize Gemcabene before April 16, 2024 as stipulated in the Pfizer license;
●	adverse developments concerning our manufacturers, suppliers, collaborators and other third parties;
●	occurrence of health epidemics or contagious diseases, such as COVID-19, and potential effects on our business, clinical trial sites, supply chain and manufacturing facilities;
●	our failure to commercialize our product candidates;
●	the success of competitive drugs;
●

if our patents covering our product candidates expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not result in issued patents or result in patents with narrow, overbroad, or unenforceable claims;

●	additions or departures of key scientific or management personnel;
●	unanticipated safety concerns related to the use of any product candidates;
●	our announcements or our competitor's announcements regarding new products, enhancements, significant contracts, acquisitions or strategic partnerships and investments;
●	the size and growth of our target markets;
●	our, or companies perceived to be similar to us, failure to meet external expectations or management guidance;
●	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	publication of research reports about us or our industry, recommendations, earning results or estimates or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
●	changes in our capital structure or dividend policy, future issuances of securities, sales of common stock by officers, directors and significant stockholders or our incurrence of additional debt;
●	trading volume of our common stock;
●	changes in accounting practices and ineffectiveness of our internal controls;
●	disputes, litigation or developments relating to proprietary rights;
●	timing of milestones and royalty payments; and
●	other events or factors, many of which are beyond our control.

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market after the expiration of certain lock-up restrictions imposed on our shareholders in connection with the 2019 Merger, or the perception that such sales could occur. As a condition to the closing of the 2019 Merger, certain stockholders of each of Gemphire and NeuroBo and their affiliates entered into lock-up agreements that restrict their ability to transfer shares of our capital stock for 180 days from the effective time of the 2019 Merger. Such lock-up restrictions expire on or about June 28, 2020.

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

Our largest shareholder may use its significant interest to take actions not supported by our other shareholders.

As of March 9, 2021, our largest shareholder, E&Investment, Inc. and its affiliates (collectively, the “E&H Entities”), beneficially owned 33.1% of our voting rights. As a result, the E&H Entities may be able to exert a significant influence on the outcome of corporate actions requiring shareholder approval, including mergers, share capital increases and other extraordinary items.

The interests and time horizons of the E&H Entities may differ from those of other shareholders. As a result of its potential influence on our business, the E&H Entities could prevent us from making certain decisions or taking certain actions that would protect the interests of our other shareholders. For example, this concentration of ownership may delay or prevent a change of control of the Company, even in the event that this change of control may benefit other shareholders generally. Similarly, the E&H Entities could prevent us from taking certain actions that would dilute its percentage interest in our shares, even if such actions would generally be beneficial to us and/or to other shareholders. These and other factors related to the E&H Entities’ holding of a significant interest in our shares may reduce the liquidity of our shares and their attractiveness to investors.

Our business could be negatively impacted as a result of shareholder activism, an unsolicited takeover proposal, or a proxy contest.

In recent years, proxy contests and other forms of shareholder activism have been directed against numerous public companies. On March 11, 2021, the E&H Entities publicly disclosed that (i) the E&H Entities entered into a Voting Agreement (the “Voting Agreement”) with Dong-A ST (Dong-A ST, together with the E&H Entities, the “Significant Stockholders”) on March 9, 2021; and (ii) the Significant Stockholders intend, as contemplated by the Voting Agreement, to nominate a slate of directors to be elected to the Board of Directors of NeuroBo (the “Board”) at NeuroBo’s 2021 Annual Meeting of Stockholders and 2022 Annual Meeting of Stockholders and to propose the declassification of the Board. The Significant Shareholders also publicly disclosed that, to accomplish these goals, the Significant Shareholders intend to seek the proxy of a legally sufficient number of shares of NeuroBo’s common stock to take such corporate actions.

If a proxy contest or an unsolicited takeover proposal was made with respect to us, we could incur significant costs in defending the Company, which would have an adverse effect on our financial results. Shareholder activists may also seek to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Provisions in our certificate of incorporation and the bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by stockholders to replace or remove their current management by making it more difficult for stockholders to replace members of our board. Among other things, these provisions:

●	establish a classified board of directors such that not all members of the board are elected at one time;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which our stockholders can remove directors from the board;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	prohibit our stockholders from calling special meetings;
●

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

●	require the approval of the holders of at least two-thirds of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

As of December 31, 2020, our officers, directors, and their respective affiliates had beneficial ownership, in the aggregate, of approximately 51.4% of our outstanding common stock. These stockholders, if they act together, may be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Some of these stockholders acquired some or all of their shares of common stock for substantially less than the current trading price of our common stock, and these stockholders may have interests, with respect to our common stock, that are different from other stockholders. In addition, this concentration of ownership might adversely affect the market price of our common stock, have the effect of delaying, deferring or preventing a change of control of us, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We are an "emerging growth company" and a "smaller reporting company" and we cannot be certain if the reduced reporting requirements applicable to such companies could make our common stock less attractive to investors.

We are an "emerging growth company", as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies", including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements or impair our ability to produce accurate and timely consolidated financial statements.

We concluded that there were material weaknesses relating to our internal control over financial reporting relating to accounting for clinical trial expenses and related to accounting for mergers. For more information about these material weaknesses, see Part II, Item 9A (Controls and Procedures) of this report. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Although we have begun to take measures to remediate these material weaknesses, the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our annual or interim consolidated financial statements. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and materially and adversely impact our business and financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

We currently lease space in Boston, Massachusetts and in Seoul, South Korea. Effective November 11, 2020 we entered into an amendment to our lease agreement for a new corporate headquarters in Boston, consisting of approximately 80 square feet of office space, which will expire on July 31, 2021. Our research facilities in South Korea, which include lab and office space, consists of approximately 574 square feet.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol “NRBO.” Before December 31, 2019, our common stock was listed on Nasdaq under the symbol “GEMP.”

Stockholders

On April 9, 2021, we had 22,171,182 shares of common stock outstanding and 95 holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare, Inc.

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

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this report.

Overview

NeuroBo Pharmaceuticals Inc. (the “Company”, “we”, “us”, or “our”) is a clinical-stage biotechnology company focused on developing and commercializing novel pharmaceuticals to treat neurodegenerative disorders affecting millions of patients worldwide. For more information on our business and our four product candidates, ANA001, NB-01, NB-02 and Gemcabene, see “Business-Overview” in Part I, Item 1 of this report.

Recent Developments

Merger with ANA

On December 31, 2020, we acquired ANA Therapeutics, Inc., a Delaware corporation (“ANA”), pursuant to that certain Agreement and Plan of Merger, dated December 31, 2020 (the “2020 Merger Agreement”), by and among NeuroBo, Shelby Merger Sub 1, Inc., a Delaware corporation (the “First Merger Sub”), Shelby Merger Sub 2, LLC, a Delaware limited liability company (the “Second Merger Sub”), ANA, and Akash Bakshi, solely in his capacity as representative of the securityholders of ANA (the “Representative”).

Pursuant to the 2020 Merger Agreement, First Merger Sub merged with and into ANA, pursuant to which ANA was the surviving entity and became a wholly owned subsidiary of ours (the “First Merger”). Immediately following the First Merger, ANA merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity (the “Second Merger,” together with the First Merger, the “2020 Merger”). Second Merger Sub is a wholly-owned subsidiary of ours and changed its name to ANA Therapeutics, LLC (“ANA LLC”). The 2020 Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. Under the terms of the 2020 Merger Agreement, at the closing of the 2020 Merger, we issued 3,243,875 shares of our common stock to the stockholders of ANA pursuant to the terms of the 2020 Merger Agreement.

Pursuant to the 2020 Merger Agreement, following the closing of the 2020 Merger, we are obligated to pay milestone payments (each, a “Milestone Payment”) to certain persons identified in the 2020 Merger Agreement (each a “Stakeholder” and collectively, the “Stakeholders”) in the form, time and manner as set forth in the 2020 Merger Agreement, upon the achievement of the following milestone events set forth below by us or any of its affiliates (each, a “Milestone Event”):

Milestone Event		Milestone Payment
First receipt of Marketing Approval (as defined in the 2020 Merger Agreement) from the FDA for any Niclosamide Product (as defined in the 2020 Merger Agreement)	$	$45.0 million
Sales Milestones:
Milestone Event – Worldwide Cumulative Net Sales of a Niclosamide Product
equal to or greater than:		Milestone Payment
$500 million		$9.0 million
$1 billion		$13.5 million
$3 billion		$36.0 million
$5 billion		$72.0 million

Additionally, pursuant to the 2020 Merger Agreement, we are obligated to pay certain single-digit royalty payments (each, a “Royalty Payment”) to the Stakeholders in the form, time and manner as set forth in the 2020 Merger Agreement, following the first commercial sale of each Niclosamide Product (as defined in the 2020 Merger Agreement) on a country-by-country and Niclosamide Product-by-Niclosamide Product basis.

If, at the closing of the 2020 Merger, the fair market value of the Milestone Payments and Royalty Payments (the “Contingent Consideration”), as determined by an independent valuation firm nationally recognized in valuation matters selected by ANA and reasonably acceptable to us (the “Contingent Consideration Value”), is greater than 60% of the Total Consideration Value (as defined in the 2020 Merger Agreement), no more than 60% of each Milestone Payment may be paid in cash and the remainder shall be paid in NeuroBo common stock (any such shares, “Milestone Consideration Shares”).  The Milestone Payments and Royalty Payments were not probable of being triggered as of this report.

The 2020 Merger Agreement further provides that NeuroBo and the Representative may agree that the payment of certain Milestone Payments be in the form of NeuroBo’s common stock. If the Representative and NeuroBo have agreed to pay a portion of a Milestone Payment in shares of NeuroBo common stock, any such payments shall be made in accordance with Nasdaq Listing Rule 5635, and if necessary shall have been approved by the stockholders of NeuroBo prior to issuance.

We will have the option to pay the Contingent Consideration in shares of our common stock, but the number of shares of our common stock to be issued in connection with each Milestone Payment or Royalty Payment, if any, are not currently determinable.  The number of shares to be issued in such event will be calculated by dividing the Milestone Payment or Royalty Payment due, as applicable, by the average of the closing sale prices per share of the Company’s common stock as reported on the Nasdaq for the ten (10) trading day period ending on the day before such payment is to be made.

Pursuant to the 2020 Merger Agreement, NeuroBo, the Representative and an escrow agent entered into an Escrow Agreement pursuant to which 405,472 shares of NeuroBo common stock will be held in escrow for a period of fifteen months, to secure the indemnification obligations as contemplated by the 2020 Merger Agreement.

Additionally, pursuant to the 2020 Merger Agreement, NeuroBo and certain Stakeholders entered into indemnification support agreements wherein the Stakeholders agreed (i) to be bound by the indemnification obligations set forth in the 2020 Merger Agreement and (ii) to pay a pro rata share of certain losses as set forth in the 2020 Merger Agreement.

The Board unanimously approved the 2020 Merger Agreement and the related transactions, and the consummation of the 2020 Merger was not subject to approval of the NeuroBo stockholders.

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

To date, except for the adjustments to scientific activity described under “Current Scientific Activity” below, we have not experienced any significant external changes in our business that would have a significant negative impact on our consolidated statements of operations or cash flows.

Exclusive of the development of certain of our proposed therapies, the severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our service providers, suppliers, contract research organizations and our clinical trials, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

Current Scientific Activity

In light of the present business environment, including the impact of the COVID-19 pandemic, we are currently conducting the scientific activities described below with a view toward conserving financial resources.

ANA001, our lead drug candidate, is a proprietary oral niclosamide formulation and was developed as a treatment for patients with moderate COVID-19. Niclosamide is a potential oral antiviral and anti-inflammatory agent with a long history of use and well-understood safety in humans. ANA001 is currently being studied in a 60-subject Phase 2 clinical trial conducted in the United States. We plan to initiate its Phase 3 development program for ANA001 in the third quarter of 2021.

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

We are currently evaluating our options regarding the NB-01 asset:

●	Orphan drug. Development of NB-01 as an orphan drug is among the alternatives we are considering. We have identified one potential rare disease indication for NB-01, but we have not yet conducted feasibility studies for it. We believe that development for such indication would depend on our ability to renegotiate milestone payments under our exclusive license agreement with Dong-A ST to reflect the potential revenue from such indication. See the risk factor entitled “We have determined to postpone the initiation of Phase 3 clinical trials of NB-01 under present circumstances and we have terminated all of our agreements with contract research organizations related to NB-01. We may not be able to successfully develop NB-01 pursuant to other alternatives, including as an orphan drug or as a nutraceutical candidate” in Part I, Item 1A “Risk Factors” of this report.

●	Nutraceutical. We have considered marketing NB-01 as a nutraceutical (non-pharmaceutical) product, and we may re-explore this pathway if the identified rare disease indication for NB-01 does not proceed.

NB-02. During the third quarter of 2020, we continued work on preparing an Investigational New Drug (“IND”) application to the FDA for NB-02. In order to preserve operating capital, we have postponed continued work on the IND and the first human clinical trials for NB-02 until global health and macroeconomic conditions improve, with a view toward commencing clinical trial activity in the second half of 2021, subject to improvement of the constraints imposed by the COVID-19 pandemic. We are also considering engaging with a strategic partner to assist with clinical trials for NB-02.

Gemcabene. In May 2020, we received written communication from the FDA that the clinical development program for Gemcabene remains on a partial clinical hold. We are currently exploring additional therapeutic indications for Gemcabene that may strengthen our pipeline of assets to treat viral diseases, including COVID-19, either as a stand-alone treatment or in combination with ANA001.

As of December 31, 2020, we had cash and cash equivalents of $10.1 million. Operating at such level of scientific activity, we expect that our cash, including the net proceeds from our private placement in January 2021 (as described below under “Liquidity and Capital Resources”), will be adequate to fund operations into the fourth quarter of 2021.

We will need to raise additional capital to fund continued operations at the current level through the fourth quarter of 2021 and beyond. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. Any amounts raised will be used for further development of our product candidates and for other working capital purposes and, depending on the amount raised, for commencing clinical activity on NB-02 in the second half of 2021.

If we are unable to raise additional capital (which is not assured at this time, particularly as a result of recent depressed capital market conditions), our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. We have some ability to reduce costs further in 2021, thereby potentially lengthening our operational window further into the first quarter of 2022.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate our continuation as a going concern. We have not established a source of revenues and, as such, have been dependent on funding operations through the sale of equity securities. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We expect to incur further losses over the next several years as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy.

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

These factors individually and collectively raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2020 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern.

Key operating data

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $29.7 million and $21.3 million for the years ended December 31, 2020 and 2019, respectively. To date, we have not generated any revenue from product sales, collaborations with other companies, government grants or any other source, and do not expect to generate any revenue in the foreseeable future.

As of December 31, 2020, we had an accumulated deficit of $66.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Acquired In-Process Research and Development

We include costs to acquire or in-license product candidates in acquired in-process research and development expenses (“IPR&D”). When we acquire the right to develop and commercialize a new product candidate, any up-front payments, or any future milestone payments that relate to the acquisition or licensing of such a right are immediately expensed as acquired in-process research and development in the period in which they are incurred. These costs are immediately expensed provided that the payments do not also represent processes or activities that would constitute a “business” as defined under GAAP, or provided that the product candidate has not achieved regulatory approval for marketing and, and absent obtaining such approval, has no alternative future use. Royalties owed on future sales of any licensed product will be expensed in the period the related revenues are recognized.

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

We anticipate that our general and administrative expenses will increase in the future as a result of accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as we pursue the development of our product pipeline, as well as investor and public relations expenses associated with being a public company.

Loss on note extinguishment

Loss on note extinguishment consists of the loss associated with debt instrument modifications accounted for as debt extinguishments.

Interest Income (Expense), net

Interest Income

Interest income consists of bank interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists of the interest calculated at a rate of 5% per annum on the convertible notes issued by the Company, which was a private entity formerly known as NeuroBo Pharmaceuticals, Inc. (“Private NeuroBo”) in February 2018 and debt discount amortization attributed to the underlying beneficial conversion features of the convertible notes. The convertible notes were converted into shares of common stock in connection with the 2019 Merger.

Other Expense, net

Other expense, net reflects non-operating expenses associated mainly with realized foreign currency exchange gains and losses.

Income Taxes

The 2020 Merger was intended to qualify as a tax-free reorganization under Section 368 of the Code, the former ANA shareholders owned approximately 16.5% of the outstanding common stock of the Company immediately after the 2020 Merger.

The 2019 Merger in the prior year was intended to qualify as a tax-free reorganization under Section 368 of the Code. Based on the exchange ratio under the 2019 Merger Agreement, the former stockholders of Private NeuroBo owned approximately 96.2% of the outstanding common stock of the Company immediately after the 2019 Merger. Therefore, the 2019 Merger was treated as a reverse acquisition for U.S. federal income tax purposes. As a result of the reverse acquisition, the Company became part of the Private NeuroBo (now NeuroBo Therapeutics) consolidated group with the Company as its new parent. In addition, the Company had a short taxable year in 2019 ending on the date of the 2019 Merger. Also, as a result of the 2019 Merger, for U.S. federal income tax purposes, we believe that the Company underwent an ownership change which places a limit on the amount of a company’s net operating losses that can be deducted annually. We have begun, but have not completed, a preliminary analysis to confirm whether such an ownership change has occurred with respect to the 2019 Merger, but have not conducted any such study to assess whether any prior ownership changes have historically occurred.

Since our inception, we have not recorded any income tax benefits for the NOLs we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOL carryforwards and tax credits will not be realized. As of December 31, 2020, we had federal, state and foreign NOLs carryforwards of $57.5 million, $25.1 million, and $1.0 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2034 for federal carryforwards incurred prior to 2018, in 2026 for state carryforwards and in 2028 for the foreign carryforwards. Federal operating loss carryforwards incurred beginning in 2018 do not expire. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $0.7 million and $0.5 million, respectively, which may be available to offset future tax liabilities and each begin to expire in 2038 for federal and 2033 for state. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date. Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred previously or that could occur in the future, as provided by Section 382 of the Code, as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carry forwards that can be utilized to offset future taxable income and tax, respectively.

Results of Operations

Comparison of the Years Ended December 31, 2020 and December 31, 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and December 31, 2019 (in thousands):

	For the Year Ended
	December 31,
	2020	2019	Change

Operating expenses:
Research and development	$4,531	$5,324	$(793)
Acquired in‑process research and development	17,339	12,151	5,188
General and administrative	7,846	2,701	5,145
Total operating expenses	29,716	20,176	9,540
Loss from operations	(29,716)	(20,176)	(9,540)
Loss on note extinguishment	—	(1,114)	1,114
Interest income (expense), net	39	(22)	61
Other expense, net	(1)	—	(1)
Loss before income taxes	(29,678)	(21,312)	(8,366)
Provision for income taxes	—	—	—
Net loss	$(29,678)	$(21,312)	$(8,366)

Research and Development Expenses

Research and development expenses were $4.5 million for the year ended December 31, 2020 as compared to $5.3 million for the year ended December 31, 2019. The $0.8 million decrease in 2020 was primarily related to the overall reduction of clinical trial activity, as CRO fees, supply and personnel related costs decreased by approximately $2.5 million, offset in part by CRO termination costs associated with the March 2020 determination to postpone Phase 3 clinical trials of NB-01 in the amount of approximately $1.3 million, and $0.4 million for the development of Gemcabene, which was acquired in the 2019 Merger.

Acquired In-process Research and Development

Acquired in-process research and development expenses for the year ended December 31, 2020 amounted to $17.3 million and was attributable to research and development projects of Niclosamide which were in-process at the 2020 Merger date. Acquired in-process research and development expenses for the year ended December 31, 2019 amounted to $12.2 million and was attributable to research and development projects of Gemphire which were in-process at the 2019 Merger date. Current accounting standards require that the fair value of IPR&D with no alternative future use be charged to expense on the acquisition date.

General and Administrative Expenses

General and administrative expenses were $7.8 million for the year ended December 31, 2020, compared to $2.7 million for the year ended December 31, 2019. The increase of $5.1 million was primarily due to the costs associated with operating as a public company when compared to the comparable prior year. The cost increases in 2020 included legal costs of $1.6 million, $1.5 million in director and officer and other insurance premiums, $0.8 million in accounting and auditing fess, $0.6 million in board of director and other public company costs and $0.6 million in stock-based compensation.

Loss on note extinguishment

Non-cash loss on note extinguishment for the year ended December 31, 2019 was $1.1 million stemming from the modification of our convertible notes in October 2019 that were accounted for as a debt extinguishment. There were no modifications of debt instruments in the current year.

Interest Income (Expense), net

Interest income (expense), net for the year ended December 31, 2020 was $39,000 compared to $(22,000) for the year ended December 31, 2019. Interest income for the year ended December 31, 2020 was $39,000 related to cash deposits. The Company did not incur interest expenses during the year ended December 31, 2020 as there was no debt outstanding during the period.

Interest income (expense), net during the year ended December 31, 2019 included non-cash interest expense in connection with our convertible notes of $129,000, offset in part by interest income of $107,000 million related to cash deposits. Non-cash interest expense during the year ended December 31, 2019 consisted of interest on principal in the amount of $25,000 and costs attributed to the underlying beneficial conversion features of the convertible notes in the amount of $104,000.

Other Expense, net

Other expense, net was $1,000 during the year ended December 31, 2020, compared to less than $1,000 during the year ended December 31, 2019. The net increase in other expense, net was due to a nominal increase in net realized foreign currency exchange losses.

Liquidity and Capital Resources

On January 18, 2021, we entered into a Securities Purchase Agreement (the “2021 Purchase Agreement”) with certain institutional and accredited investors, pursuant to which we, in a private placement (the “2021 Private Placement”), agreed to issue and sell an aggregate of 2,500,000 shares (the “2021 Shares”) of our common stock, par value $0.001 per share at a purchase price of $4.00 per share, and warrants to purchase an aggregate of 2,500,000 shares of common stock (the “2021 Warrants”), resulting in total gross proceeds to us in the amount of $10.0 million, before deducting placement agent fees and offering expenses. The 2021 Warrants have an initial exercise price of $6.03 per share. The 2021 Private Placement closed on January 21, 2021.

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

Prior to the 2019 Merger, Private NeuroBo funded operations with proceeds from sales of preferred stock and proceeds from the issuance of convertible debt. Prior to the 2019 Merger, Private NeuroBo received net proceeds of $40.9 million from sales of preferred stock and $0.5 million from the sales of convertible notes which were converted into shares of Private NeuroBo common stock, effective immediately prior to the closing of the 2019 Merger.

ln August 2019, Private NeuroBo issued an aggregate of 3,463,593 shares of Series B preferred stock (as adjusted for the exchange ratio in the 2019 Merger Agreement) at a purchase price of $7.00 per share, for aggregate gross consideration of approximately $24.2 million. On December 30, 2019, each share of Series B preferred stock then outstanding was converted into common stock in accordance with the terms of the 2019 Merger Agreement.

Since inception, we have experienced significant losses and incurred negative cash flows from operations. We expect to incur further losses over the next several years as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy.

We will need substantial additional funding to support our continuing operations and to pursue our business strategy and, in the meantime, we have reduced scientific activity, as described under “Overview–Current Scientific Activity–NB-01” above, and we are carefully controlling expenses. In the first quarter of 2020, in connection with the reduced scientific activity, we directed our CRO partners and other vendors working on the Phase 3 clinical trials of NB-01 to cease all work and have terminated our existing contract arrangements with each of them.

As of December 31, 2020, we had cash and cash equivalents of $10.1 million. Operating at such level of scientific activity, we expect that our cash, including the net proceeds from the Registered Offering and 2021 Private Placement, will be adequate to fund operations into the fourth quarter of 2021.

We will need to raise additional capital to fund continued operations at the current level through the fourth quarter of 2021 and beyond. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. If we are unable to raise additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. We have some ability to reduce costs further in 2021, thereby potentially lengthening our operational window further into the first quarter of 2022.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	For the Year Ended
	December 31,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(10,764)	$(7,039)
Net cash provided by (used in) investing activities	69	(6,057)
Net cash provided by financing activities	6,858	24,167
Net (decrease) increase in cash and restricted cash	$(3,837)	$11,071

Operating Activities

During the year ended December 31, 2020, operating activities used $10.8 million of cash, primarily resulting from our net loss of $29.7 million offset by non-cash expenses related to IPR&D, stock-based compensation and depreciation in the aggregate of $18.1 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2020 was $0.8 million which primarily consisted of a net increase in accounts payable and accrued expenses. The net increase in accounts payable and accrued expenses was primarily attributed to the timing of vendor invoicing and payments and increases in clinical trial termination costs.

During the year ended December 31, 2019, operating activities used $7.0 million of cash, primarily resulting from our net loss of $21.3 million offset by non-cash expenses related to interest in connection with our convertible notes, the extinguishment loss stemming from the modification of our convertible notes, IPR&D, stock-based compensation and depreciation in the aggregate of $13.5 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2019 was $0.7 million which consisted of a net decrease in prepaid expenses and other current assets of approximately $0.8 million, offset in part by a net decrease in our accounts payable and accrued expenses of $0.1 million as adjusted for the net liabilities assumed in connection with the 2019 Merger. The net decrease in prepaid expenses and other current assets was primarily due to utilization of clinical research organization deposits for clinical activities. The net decrease in accounts payable and accrued expenses was primarily attributed to the 2019 Merger and the timing of vendor invoicing and payments.

Investing Activities

During the year ended December 31, 2020, net cash provided by investing activities was $0.1 million. Investing activities during the period consisted mainly of cash received, net of transaction costs paid, in connection with the 2020 Merger in the amount of $0.1 million. Purchases of property and equipment in the amount of $4,000 comprised the balance of investing activities during the period.

During the year ended December 31, 2019, net cash used in investing activities was $6.1 million. Investing activities during the period consisted mainly of transaction costs paid in connection with the 2019 Merger, net of cash acquired, in the amount of $5.8 million. Purchases of property and equipment in the amount of $0.2 million comprised the balance of investing activities during the period.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $6.9 million, consisting of proceeds from the Registered Offering of $6.8 million, net of issuance costs, and from the exercise of stock options of $0.1 million.

During the year ended December 31, 2019, net cash provided by financing activities was $24.2 million, consisting primarily of net proceeds from the sale of Series B preferred stock.

Funding Requirements

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

We expect that, with current levels of scientific activity, our existing cash and cash equivalents will be sufficient to fund our operating expenses, capital expenditure requirements into the fourth quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

●	vendors in connection with preclinical development activities;
●	CROs and investigative sites in connection with preclinical studies and clinical trials; and
●	CMOs in connection with the production of preclinical and clinical trial materials.

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

Acquired In-Process Research and Development Expenses

We include costs to acquire or in-license product candidates in acquired in-process research and development expenses. These costs are immediately expensed provided that the payments do not also represent processes or activities that would constitute a “business” as defined under GAAP or provided that the product candidate has not achieved regulatory approval for marketing and absent obtaining such approval, has no alternative future use. Royalties owed on future sales of any licensed product will be expensed in the period the related revenues are recognized.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”). Accordingly, compensation costs related to equity instruments granted are recognized at the grant-date fair value. We record forfeitures when they occur. Stock-based compensation arrangements to non-employees are accounted for in accordance with the applicable provisions of ASC 718 using a grant date fair value approach.

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

Leases

We adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) in the third quarter of 2019. We assess our contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. We have recognized right-of-use assets and lease liabilities that represent the net present value of future operating lease payments utilizing a discount rate corresponding to our incremental borrowing rate which we amortize over the remaining terms of the leases. For operating leases of a short-term nature, i.e., those with a term of less than twelve months, we recognize lease payments as an expense on a straight-line basis over the remaining lease term.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations disclosed in Note 2 to our consolidated financial statements included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

NeuroBo Pharmaceuticals, Inc.

Boston, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NeuroBo Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

April 15, 2021

NeuroBo Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	December 31,	December 31,
	2020	2019

Assets
Current assets:
Cash	$10,089	$13,908
Restricted cash	—	15
Prepaid expenses	546	153
Other assets	48	42
Total current assets	10,683	14,118
Right-of-use assets and other	130	150
Property and equipment, net	155	200
Total assets	$10,968	$14,468
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,575	$638
Accrued liabilities	1,096	1,422
Lease liability, short-term	24	22
Total current liabilities	3,695	2,082
Lease liability, long-term	70	94
Total liabilities	3,765	2,176
Commitments and contingencies (Notes 4, 5, 6 and 14)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2020 and 2019, respectively; no shares issued or outstanding as of December 31, 2020 and 2019.	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized as of December 31, 2020 and 2019; 19,671,182 and 15,592,718 shares issued and outstanding as of December 31, 2020 and 2019, respectively.	20	16
Additional paid–in capital	73,713	49,130
Accumulated other comprehensive income	14	12
Accumulated deficit	(66,544)	(36,866)
Total stockholders’ equity	7,203	12,292
Total liabilities and stockholders’ equity	$10,968	$14,468

See accompanying notes.

NeuroBo Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	For the Year Ended
	December 31,
	2020	2019
Operating expenses:
Research and development	$4,531	$5,324
Acquired in‑process research and development	17,339	12,151
General and administrative	7,846	2,701
Total operating expenses	29,716	20,176
Loss from operations	(29,716)	(20,176)
Loss on note extinguishment	—	(1,114)
Interest income (expense), net	39	(22)
Other expense, net	(1)	—
Loss before income taxes	(29,678)	(21,312)
Provision for income taxes	—	—
Net loss	(29,678)	(21,312)
Other comprehensive income, net of tax	2	10
Comprehensive loss	$(29,676)	$(21,302)
Loss per share:
Net loss per share, basic and diluted	$(1.83)	$(4.08)
Weighted average common shares outstanding:
Basic and diluted	16,217,339	5,224,178

See accompanying notes.

NeuroBo Pharmaceuticals, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Redeemable Convertible				Additional	Accumulated		Total
	Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2018	4,801,020	$16,746	5,166,812	$—	$2,266	$2	$(15,554)	$(13,286)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $74	3,463,593	24,166	—	—	—		—	—
Conversion of Series A and B redeemable convertible preferred stock into common stock	(8,264,613)	(40,912)	8,264,613	1	40,911	—	—	40,912
Extinguishment of related party convertible notes net of substantial premium of $10,620	—	—	—	—	732	—	—	732
Conversion of related party convertible notes into common stock	—	—	1,565,300	—	651	—	—	651
Exercise of stock options	—	—	1,143	—	1	—	—	1
Issuance of common stock and warrants to former Gemphire stockholders and effect of reverse asset acquisition	—	—	594,850	15	4,451	—	—	4,466
Stock–based compensation	—	—	—	—	118	—	—	118
Foreign currency translation adjustment	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(21,312)	(21,312)
Balance at December 31, 2019	—	—	15,592,718	16	49,130	12	(36,866)	12,292
Issuance of common stock in connection with equity financing	—	—	750,000	1	7,499	—	—	7,500
Transaction costs in connection with equity financing	—	—	—	—	(984)	—	—	(984)
Issuance of broker warrants in connection with equity financing	—	—	—	—	289	—	—	289
Issuance of common stock to former ANA stockholders and effect of asset acquisition	—	—	3,243,875	3	17,027	—	—	17,030
Stock–based compensation	—	—	—	—	699	—	—	699
Exercise of stock options	—	—	84,589	—	53	—	—	53
Foreign currency translation adjustment	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(29,678)	(29,678)
Balance at December 31, 2020	—	$—	19,671,182	$20	$73,713	$14	$(66,544)	$7,203

See accompanying notes.

NeuroBo Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended
	December 31,
	2020	2019
Operating activities
Net loss	$(29,678)	$(21,312)
Adjustments to reconcile net loss to net cash used in operating activities:
In process research and development, non-cash portion	17,339	12,151
Stock-based compensation	699	118
Non-cash interest related to convertible notes - related party	—	129
Loss on note extinguishment - related party	—	1,114
Non-cash lease expense	21	—
Depreciation	46	17
Change in assets and liabilities, net of the effects of the asset acquisitions:
Prepaid expenses and other assets	33	824
Accounts payable	1,123	(1,046)
Accrued and other liabilities	(347)	966
Net cash used in operating activities	(10,764)	(7,039)
Investing activities
Cash acquired in connection with asset acquisitions	180	1,525
Transaction costs in connection with asset acquisitions	(107)	(7,368)
Purchases of property and equipment	(4)	(214)
Net cash provided by (used in) investing activities	69	(6,057)
Financing activities
Proceeds from issuance of redeemable preferred stock	—	24,240
Proceeds from equity offering	7,500	—
Issuance costs	(695)	(74)
Exercise of stock options	53	1
Net cash provided by financing activities	6,858	24,167
Net (decrease) increase in cash and restricted cash	(3,837)	11,071
Net foreign exchange difference	3	7
Cash and restricted cash at beginning of period	13,923	2,845
Cash and restricted cash at end of period	$10,089	$13,923

Reconciliation of cash and restricted cash:
Cash	$10,089	$13,908
Restricted cash	—	15
Total cash and restricted cash	$10,089	$13,923

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$1

Supplemental non-cash investing and financing transactions:
Conversion of Series A and Series B preferred stock to common	$—	$40,912
Conversion of convertible notes to common stock	$—	$548
Common stock and warrants issued in connection with asset acquisitions	$17,030	$4,466
Net assets (liabilities) assumed in connection with asset acquisitions	$201	$(1,537)
Unpaid transaction costs in accounts payable and accrued expenses related to asset acquisitions	$583	$306
Beneficial conversion feature related to convertible notes	$—	$104
Operating lease right of use asset obtained in exchange for operating lease	$—	$126
Placement warrants issued in connection with equity financing	$289	$—

See accompanying notes.

NeuroBo Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. The Company and Basis of Presentation

NeuroBo Pharmaceuticals, Inc. (together with its subsidiaries, the "Company" or "NeuroBo"), formerly known as Gemphire Therapeutics Inc. (“Gemphire”), is a clinical-stage biotechnology company with four therapeutic programs designed to impact a range of indications in neurodegenerative and cardiometabolic disease:

●	ANA001, which is focused on the development for coronavirus indications, currently in Phase 2/3 clinical trials as a treatment for COVID-19.
●	NB-01, which is primarily focused on the development of a treatment for painful diabetic neuropathy, but which the Company believes could also treat a range of neuropathic conditions, including chemotherapy-induced peripheral neuropathy and post-traumatic peripheral neuropathy;
●	NB-02, which has the potential to treat the symptoms of cognitive impairment and modify the progression of neurodegenerative diseases associated with the malfunction of a protein called tau, and with amyloid beta plaque deposition; and
●	Gemcabene, which is currently being assessed as an acute indication for COVID-19. Gemcabene was previously focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life-threatening cardiovascular disease, focused on orphan indications such as homozygous familial hypercholesterolemia, as well as nonalcoholic fatty liver disease/nonalcoholic steatohepatitis.

The Company was originally incorporated as Gemphire Therapeutics Inc. as a C corporation in the state of Delaware. In connection with the closing of the 2019 Merger (as defined below), the Company changed its name to NeuroBo Pharmaceuticals, Inc. The operations have consisted principally of performing research and development activities, clinical development and raising capital. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved.

Mergers

2020 Merger with ANA

On December 31, 2020, the Company acquired 100% of ANA Therapeutics, Inc., a Delaware corporation (“ANA”), pursuant to an Agreement and Plan of Merger, dated December 31, 2020 (the “2020 Merger Agreement” or “2020 Merger”). Pursuant to the 2020 Merger Agreement, NeuroBo issued to the stockholders of ANA 3,243,875 shares of its common stock. The 2020 Merger, which closed on December 31, 2020, was accounted for as an asset acquisition pursuant to Topic 805, Business Combinations, as substantially all of the fair value of the assets acquired were concentrated in a group of similar non-financial assets.

2019 Merger with Gemphire

On July 24, 2019, Gemphire Therapeutics Inc. (“Gemphire”), and NeuroBo Pharmaceuticals, Inc. (“Private NeuroBo”) entered into a definitive agreement, which was amended on October 29, 2019 (the “2019 Merger Agreement”). The merger closed on December 30, 2019 (the “2019 Effective Date”), whereby Private NeuroBo merged with a wholly-owned subsidiary of the Company in an all-stock transaction (the “2019 Merger”).

Upon completion of the 2019 Merger, the Company changed its name to NeuroBo Pharmaceuticals, Inc., Private NeuroBo changed its name to NeuroBo Therapeutics, Inc., and the Company changed its ticker symbol on the Nasdaq Capital Market from “GEMP” to "NRBO". Except as otherwise indicated, references herein to “NeuroBo”, “the Company”, the “combined company”, “we”, “us”, and “our”, refer to NeuroBo Pharmaceuticals, Inc. on a post-2019 Merger basis.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

Pursuant to the terms of the 2019 Merger Agreement, each outstanding share of Private NeuroBo common stock outstanding immediately prior to the closing of the 2019 Merger was converted into 1.1431 shares of the Company’s common stock (the “Exchange Ratio”). Immediately prior to the closing of the 2019 Merger, all shares of Private NeuroBo redeemable preferred stock then outstanding were exchanged into shares of common stock of Private NeuroBo. In addition, all outstanding options exercisable for common stock of Private NeuroBo converted into options exercisable for shares of the Company’s common stock upon the 2019 Merger. Such options and their related terms were adjusted by the Exchange Ratio. Immediately following the 2019 Merger, the stockholders of Private NeuroBo owned approximately 96.2% of the outstanding common stock of the Company.

The transaction was accounted for as a reverse asset acquisition in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, Private NeuroBo was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the 2019 Merger: (i) Private NeuroBo’s stockholders owned substantially all of the voting rights in the combined company, (ii) Private NeuroBo designated all, but one, of the members of the initial board of directors of the combined company, and (iii) Private NeuroBo’s senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the 2019 Merger, the net assets of Gemphire were recorded at their acquisition-date relative fair values in the consolidated financial statements of the Company and the reported operating results prior to the 2019 Merger are those of Private NeuroBo.

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

All of the share and per share amounts presented were adjusted, on a retroactive basis, to reflect the ten thousand-for-one (10,000-for-1) stock split and the effect of the exchange of the shares of Private NeuroBo into the shares of the Company at the Exchange Ratio, except for par value and share authorizations of Private NeuroBo for periods presented prior to the 2019 Merger.

Going Concern

From its inception through December 31, 2020, the Company has devoted substantially all of its efforts to drug discovery and development and conducting clinical trials. The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. As of December 31, 2020, the Company had $10.1 million in cash. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $66.5 million as of December 31, 2020.

To date, the Company has raised capital principally through the private placements of common stock and redeemable convertible preferred stock as well as via the issuance of convertible notes. Prior to the 2019 Merger, Private NeuroBo had raised a total of $41.0 million from the issuance of redeemable convertible preferred stock and $0.5 million from the issuance of convertible notes. On April 13, 2020, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering”), 750,000 shares

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

of common stock at an offering price of $10 per share. The Registered Offering resulted in gross proceeds of $7.5 million. In January 2021, the Company entered into a private placement and issued common stock and warrants that resulted in gross proceeds of $10 million. See Note 16 – Subsequent Events. The Company will need to continue to raise a substantial amount of funds until it is able to generate revenues to fund its development activities.

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

The Company believes that its existing cash will be sufficient to fund its operations into the fourth quarter of 2021. The Company plans to continue to fund its operations and capital funding needs through a combination of equity offerings, debt financings, or other sources, potentially including collaborations, licenses and other similar arrangements. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company's stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company's ability to conduct its business.

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

To date, except for the adjustments to scientific activity described under “Current Scientific Activity” below, the Company has not experienced any significant external changes in our business that would have a significant negative impact on our consolidated statements of operations or cash flows.

Exclusive of the development of certain of the Company’s proposed therapies, the severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s service providers, suppliers, contract research organizations and the Company’s clinical trials, all of which are uncertain and cannot be predicted. As of the date of issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

2. Summary of Significant Accounting Policies

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

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is principally held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of December 31, 2020, the Company had deposits in excess of federally insured amounts by $9.5 million.

Fair Value of Financial Instruments

The Company’s financial instruments principally include cash, prepaid, other current assets, right of use assets, accounts payable, accrued liabilities, lease liabilities, convertible debt and preferred stock. The carrying amounts of prepaid expenses, accounts payable, and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. See Note 12 - Fair Value Measurements with regard to the basis of measurement related to the convertible debt and preferred stock when outstanding.

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

Acquired In-Process Research and Development

The Company includes costs to acquire or in-license product candidates in acquired in-process research and development expenses (“IPR&D”). When the Company acquires the right to develop and commercialize a new product candidate, any up-front payments, or any future milestone payments that relate to the acquisition or licensing of such a right are immediately expensed as acquired in-process research and development in the period in which they are incurred. These costs are immediately expensed provided that the payments do not also represent processes or activities that would constitute a “business” as defined under GAAP, or provided that the product candidate has not achieved regulatory approval for marketing and, and absent obtaining such approval, has no alternative future use. Royalties owed on future sales of any licensed product will be expensed in the period the related revenues are recognized.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”). Accordingly, compensation costs related to equity instruments granted are recognized

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

at the grant-date fair value. The Company records forfeitures when they occur. Stock-based compensation arrangements to non-employees are accounted for in accordance with the applicable provisions of ASC 718 using a grant date fair value approach.

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

Fair Value of common stock

In the absence of a public trading market prior to the 2019 Merger, and as a development stage company with no significant revenues, the Company believed that it was appropriate to consider a range of factors to determine the fair value of the common stock at each grant date. In determining the fair value of its common stock, the Company used methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants' (“AICPA”) Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation (the "AICPA Practice Guide"). The valuations of Private NeuroBo common stock were prepared using a hybrid method, which used market approaches to estimate the enterprise value of Private NeuroBo. The hybrid method is a probability-weighted expected return method ("PWERM"), where the equity value in one or more of the scenarios is calculated using an option pricing method ("OPM"). The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for Private NeuroBo, assuming various outcomes. The common stock value was based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome was discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. A discount for lack of marketability of the common stock was then applied to arrive at an indication of value for the common stock. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company's securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. In addition, the Company considered various objective and subjective factors, along with input from an independent third-party valuation firm. The factors included (1) the achievement of technical and operational milestones by the Company; (2) the status of strategic relationships with collaborators; (3) the significant risks associated with the Company's stage of development; (4) capital market conditions for life science companies and, in particular, similarly situated, privately held, early-stage life science companies; (5) the Company's available cash, financial condition, and results of operations; (6) the most recent sales of the Company's preferred stock to the extent they were with outside parties; and (7) the preferential rights of the outstanding preferred stock.

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

Foreign Currency Translation

The foreign subsidiary uses the local currency as the functional currency. The Company translates the assets and liabilities of its foreign operation into U.S. dollars based on the rates of exchange in effect as of the balance sheet date. Expenses are translated into U.S. dollars using average exchange rates for each period. The resulting adjustments from the translation process are included in accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets.

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

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020. The Company does not expect that the adoption of this new guidance will have a material impact on the Company’s consolidated financial statements and plans to adopt this guidance on a prospective basis for the provisions applicable to the Company.

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

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

3. Balance Sheet Detail (in thousands)

Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2020	2019
Research and development equipment	$158	$158
Office equipment	60	59
Total property and equipment	218	217
Less accumulated depreciation	(63)	(17)
Property and equipment, net	$155	$200

Depreciation expense was $46 and $17 for the years ended December 31, 2020 and 2019, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	December 31,
	2020	2019
External research and development expenses	$218	$915
Payroll related	277	160
Professional services	561	158
Other	40	189
Total	$1,096	$1,422

4. Mergers

ANA Merger

The 2020 Merger, which closed on December 31, 2020, was accounted for as an asset acquisition pursuant to Topic 805, Business Combinations, as substantially all of the fair value of the assets acquired were concentrated in one asset, and the acquired assets did not have outputs. Because the assets had not yet received regulatory approval, the fair value attributable to the asset was recorded as IPR&D expenses in the Company’s consolidated statements of comprehensive loss for the year ended December 31, 2020.

The total purchase price paid in the 2020 Merger has been allocated to the net assets acquired and liabilities assumed based on their fair values as of the completion of the 2020 Merger. The following summarizes the purchase price paid in the 2020 Merger (in thousands, except share and per share amounts):

Number of shares of the combined organization owned by ANA's pre-merger stockholders	3,243,875
Multiplied by the fair value per share of NeuroBo's common stock (1)	$5.25
Fair value of common stock issued to affect the 2020 Merger	17,030
Transaction costs	690
Purchase price	$17,720

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

(1)	Based on the last reported sale price of the NeuroBo’s common stock on the Nasdaq Capital Market on December 31, 2020, the closing date of the 2020 Merger.

The allocation of the purchase price is as follows:

Cash acquired	$180
Net assets assumed	201
IPR&D (2)	17,339
Purchase price	$17,720

(2)	Represents the pre-2020 Merger research and development projects of ANA which were in-process, but not yet completed, and which the Company plans to advance post-2020 Merger. This consists primarily of technology associated with the Niclosamide drug compound. Current accounting standards require that the fair value of IPR&D projects acquired in an asset acquisition with no alternative future use be allocated a portion of the consideration transferred and charged to expense on the acquisition date.

Pursuant to the 2020 Merger Agreement, following the closing of the 2020 Merger, the Company is obligated to pay milestone payments (each, a “Milestone Payment”) to certain persons identified in the 2020 Merger Agreement (each a “Stakeholder” and collectively, the “Stakeholders”) in the form, time and manner as set forth in the 2020 Merger Agreement, upon the achievement of the following milestone events set forth below by the Company or any of its affiliates (each, a “Milestone Event”):

Milestone Event	Milestone Payment
First receipt of Marketing Approval (as defined in the 2020 Merger Agreement) from the FDA for any Niclosamide Product (as defined in the 2020 Merger Agreement)	$45.0 million
Sales Milestones:
Milestone Event – Worldwide Cumulative Net Sales of a Niclosamide Product
equal to or greater than:	Milestone Payment
$500 million	$9.0 million
$1 billion	$13.5 million
$3 billion	$36.0 million
$5 billion	$72.0 million

In connection with the acquisition of ANA, the Company assumed a license agreement (the “YourChoice Agreement”) between ANA and YourChoice Therapeutics, Inc. (“YourChoice”).  YourChoice granted to ANA, during the term of the YourChoice Agreement, an exclusive, worldwide, fee-bearing license derived from the licensed intellectual property throughout the world.  As further discussed in Note 5, pursuant to the YourChoice Agreement, the Company is obligated to pay Milestone Payments to YourChoice.

Additionally, pursuant to the 2020 Merger Agreement, the Company is obligated to pay a royalty of two and a half percent (2.5%) of annual worldwide net sales of each Niclosamide Product (as defined in the Merger Agreement) (each such payment, a “Royalty Payment”) to the Stakeholders in the form, time and manner as set forth in the 2020 Merger Agreement, following the first commercial sale of each Niclosamide Product (as defined in the 2020 Merger Agreement) on a country-by-country and Niclosamide Product-by-Niclosamide Product basis.

As of the December 31, 2020, no Royalty Payments had been accrued as there were no potential milestones yet considered probable.

Pursuant to Topic 805, Business Combinations, in an asset acquisition, contingent consideration is only recognized when it becomes probable or reasonably possible to occur as prescribed under ASC 450, Contingencies. As of the 2020 Merger close date, the contingent consideration outlined above was not deemed probable or reasonably possible to occur, and as such, was excluded from the 2020 Merger purchase price.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

Gemphire Merger

The 2019 Merger, which closed on December 30, 2019, was accounted for as a reverse asset acquisition pursuant to Topic 805, Business Combinations, as substantially all of the fair value of the assets acquired were concentrated in a group of similar non-financial assets, and the acquired assets did not have outputs or employees. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as acquired in-process research and development (“IPR&D”) expenses in the Company’s consolidated statements of comprehensive loss for the year ended December 31, 2019.

Contingent Value Rights Agreement

On December 30, 2019, in connection with the 2019 Merger, the Company, Grand Rapids Holders’ Representative, LLC, as representative of the Company’s stockholders prior to the 2019 Merger (the “Holders’ Representative”), and Computershare Inc. and Computershare Trust Company, N.A. as the rights agent (collectively, the “Rights Agent”), entered into a Contingent Value Rights Agreement (the “Original CVR Agreement”). Under the Original CVR Agreement, the Company’s stockholders of record as of immediately prior to the effective date of the 2019 Merger received one contingent value right (“CVR”) entitling such holders to receive, in the aggregate, 80% of the Gross Consideration less other Permitted Deductions (each as defined in the Original CVR Agreement) received during the 15-year period after the closing of the 2019 Merger (the “CVR Term”) from the grant, sale or transfer of rights to Gemcabene (other than a grant, sale or transfer of rights involving a sale or disposition of the post-2019 Merger combined company) that is entered into during the 10-year period after the closing of the 2019 Merger or pursuant to the Beijing SL Agreement (as defined in Note 6 – License Agreement below), but not including the $2.5 million upfront gross payment pursuant to the Beijing SL Agreement. Under the Original CVR Agreement, the Company agreed to commit up to $1 million to support the further development of Gemcabene, to be funded following execution of the Beijing SL Agreement and the receipt by the Company of the $2.5 million upfront gross payment payable under the Beijing SL Agreement, which the Company received in October 2019. The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the U.S. Securities and Exchange Commission or listed for trading on any exchange. On March 23, 2021, the Company, the Holders’ Representative and the Rights Agent entered into a First Amendment to Contingent Value Rights Agreement to amend the Original CVR Agreement (as amended, the “Current CVR Agreement”). Pursuant to the Current CVR Agreement, the CVR holders are entitled to receive, in the aggregate, (i) 80% of the Gross Consideration less other Permitted Deductions (each as defined in the Current CVR Agreement) received during the CVR Term from the grant, sale or transfer of rights to Gemcabene as a treatment for cardiovascular conditions (other than a grant, sale or transfer of rights involving a sale or disposition of the post-2019 Merger combined company) that is entered into during the 10-year period after the closing of the 2019 Merger or pursuant to the Beijing SL Agreement, but not including the $2.5 million upfront gross payment pursuant to the Beijing SL Agreement; and (ii) 10% of the Gross Consideration less other Permitted Deductions (each as defined in the Current CVR Agreement) received during the CVR Term from the grant, sale or transfer of rights to Gemcabene as a treatment for any indication outside of treating cardiometabolic diseases, including COVID-19 (other than a grant, sale or transfer of rights involving a sale or disposition of the post-2019 Merger combined company), that is entered into during the 10-year period after the closing of the 2019 Merger or pursuant to the Beijing SL Agreement, but not including the $2.5 million upfront gross payment pursuant to the Beijing SL Agreement The Current CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. As of the December 30, 2019, the 2019 Merger closing date, and December 31, 2020, no milestones had been accrued as there were no potential milestones yet considered probable.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

The total purchase price paid in the 2019 Merger has been allocated to the net assets acquired and liabilities assumed based on their fair values as of the completion of the 2019 Merger. The following summarizes the purchase price paid in the 2019 Merger (in thousands, except share and per share amounts):

Number of shares of the combined organization owned by the Company’s pre-2019 Merger stockholders	594,850
Multiplied by the fair value per share of GEMP’s common stock (3)	$7.50
Fair value of common stock issued to affect the 2019 Merger	4,461
Fair value of warrants issued to affect the 2019 Merger	4
Transaction costs	7,674
Purchase price	$12,139

(3)	Based on the last reported sale price of the Gemphire’s common stock on the Nasdaq Capital Market on December 30, 2019, the closing date of the 2019 Merger, and gives effect to the Reverse Stock Split.

The allocation of the purchase price is as follows:

Cash acquired	$1,525
Net liabilities assumed	(1,537)
IPR&D (4)	12,151
Purchase price	$12,139

(4)	Represents the pre-2019 Merger research and development projects of Gemphire which were in-process, but not yet completed, and which the Company plans to advance post-2019 Merger. This consists primarily of technology associated with the Gemcabene drug compound. Current accounting standards require that the fair value of IPR&D projects acquired in an asset acquisition with no alternative future use be allocated a portion of the consideration transferred and charged to expense on the acquisition date. The acquired assets did not have outputs or employees.

5. Commitments and Contingencies (in thousands)

Operating Leases

Boston Leases

In April 2018, the Company entered a non-cancelable operating lease for its headquarters in Boston, MA (the “Boston Lease”). The lease was subsequently amended, and the term was extended to August 2019 with an option to extend the term on a month-to-month basis. The Company exercised the option and extended the lease term on a month-to-month basis through January 15, 2020. The lease is subject to base lease payments and additional charges for common costs related to usage of shared space. Due to its short-term nature, the Company recognizes lease payments as an expense on a straight-line basis over the remaining lease term. For the years ended December 31, 2020 and 2019, the Boston Lease expense was $308 and $134, respectively.

In September 2019, as amended, the Company entered a non-cancelable operating lease for its new corporate headquarters located in Boston, Massachusetts (“New Boston Lease”). The agreement, effective February 1, 2020, has a one-year term, and rental costs of $21 per month prior to the application of certain rent concessions granted by the landlord in the amount of $32.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

Future minimum lease payments at December 31, 2020 were as follows under the New Boston Lease (in thousands):

December 31,
2021	$21
Total minimum payments	$21

On November 11, 2020, the Company entered a non-cancelable operating lease, for its corporate headquarters. The agreement, effective February 1, 2021, has a six month term, and rental costs of approximately $3 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $1 over the term of the lease. No assets and liabilities were recognized for the corporate headquarter leases at December 31, 2020.

Lease in Korea:

In May 2019, the Company entered a non-cancelable operating lease for its new facility in Korea (the “Korea Lease”). The initial lease term is five years with an option to renew for an additional five-year term. The lease commenced on July 2, 2019 and expires on July 1, 2024. The operating lease is subject to a deposit, base rent payments and additional charges for utilities and other common costs. In the third quarter of 2019, the Company recognized a right-of-use asset of $126 as well as a lease liability of $20 in other current liabilities and $106 in other non-current liabilities in conjunction with the commencement of the Korea Lease. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 10%, which corresponds to the Company’s incremental borrowing rate. As of December 31, 2020, the weighted average remaining lease term was 3.5 years. For the years ended December 31, 2020 and 2019, the Company recorded non-cash expense of $21 and $10, respectively, related to the Korea Lease. During the year ended December 31, 2020 and 2019, the Company made cash payments of $32 and $16, respectively, for amounts included in the measurement of lease liabilities.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2020 (in thousands):

As of
December 31,
2021	$32
2022	32
2023	32
2024	16
Total lease payments	112
Less effect of discounting	(18)
Total	94
Short-term portion	(24)
Long-term portion	$70

Xiehecheng Cultivation Service Agreement

On September 1, 2018, the Company entered into a cultivation service agreement with Xiehecheng Chinese Herm Limited Corporation for the cultivation of two plants used to manufacture the Company's clinical asset, NB-01.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

As of December 31, 2020, future minimum payments under the agreement, which is cancellable annually at the end of each research year, are as follows (in thousands):

December 31,

2021	$220
2022	220
$440

Pfizer License Agreement

Upon the close of the 2019 Merger, the exclusive license agreement with Pfizer Inc. (“Pfizer”) for the clinical product candidate Gemcabene (the “Pfizer Agreement”) was assumed by the Company. Under the Pfizer Agreement, in exchange for this worldwide exclusive right and license to certain patent rights to make, use, sell, offer for sale and import the clinical product Gemcabene, the Company has agreed to certain milestone and royalty payments on future sales.

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

None of the future milestone or royalty payments were triggered through December 31, 2020.

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

As of December 31 2020 and December 31, 2019, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the license agreement, and as such, no liabilities were recorded related to the Pfizer Agreement.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

YourChoice License Agreement

As described in Note 4, in connection with the acquisition of ANA, the Company assumed a license agreement (the “YourChoice Agreement”) between ANA and YourChoice Therapeutics, Inc. (“YourChoice”). The fees due under the YourChoice Agreement include royalty payments of 0.5% of annual worldwide net sales of each Niclosamide Product (as defined in the 2020 Merger Agreement) and milestone payments in the aggregate of $19.5 million. The first milestone payment due is $5 million upon first receipt of Marketing Approval (as defined in the 2020 Merger Agreement) for the FDA for any Nicolsamide Product (as defined by the 2020 Merger Agreement), followed by sales milestones of $1 million, $1.5 million, $4 million, and $8 million if worldwide cumulative net sales of a Nicolsamide Product are equal or greater than $500 million, $1, billion, $3, billion, and $5 billion, respectively.  The term of the YourChoice Agreement will expire on the expiration or invalidation of the last of the licensed patents under the YourChoice Agreement.

As of December 31 2020, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the YourChoice Agreement, and as such, no liabilities were recorded related to the YourChoice Agreement.

Contingencies

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

6. License Agreement

Beijing SL License and Collaboration Agreement

Upon the close of the 2019 Merger, the License and Collaboration Agreement (the “Beijing SL Agreement”) with Beijing SL Pharmaceutical Co., Ltd. (“Beijing SL”) was assumed by the Company, pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, Gemcabene in mainland China, Hong Kong, Macau and Taiwan (each, a “region”, and collectively, the “Territory”). The terms of the agreement include payments based upon achievement of milestones and royalties on net product sales. Under the Beijing SL Agreement, the Company has variable consideration in the form of milestone payments. As of December 31, 2020, no revenue under the Beijing SL Agreement has been recognized.

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

Pursuant to the Beijing SL Agreement, Beijing SL was to make a non-refundable upfront gross payment of $2.5 million to the Company within 45 days of the effective date of the Beijing SL Agreement; the upfront payment was received in October 2019 and such funds were fully expended prior to the close of 2019 Merger. Additionally, with respect to each Licensed Product, the Company is eligible to receive (i) payments for specified developmental and regulatory milestones (including submission of a new drug application to China’s National Medical Product Administration, dosing of the first

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

patient in a phase 3 clinical trial in mainland China and regulatory approval for the first and each additional indication of a Licensed Product in the Territory) totaling up to $6 million in the aggregate and (ii) payments for specified global net sales milestones of up to $20 million in the aggregate multiplied by the ratio of the net sales of a Licensed Product sold by Beijing SL in the Territory divided by the global net sales of a Licensed Product, which net sales milestone payments are payable once, upon the first achievement of such milestone.

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

7. Debt (in thousands, except share and per share data)

In February 2018, the Company received a total of $500 from the issuance by Private NeuroBo of convertible promissory notes (the "Convertible Notes") with an original maturity date of December 31, 2022. Upon the effective date of the 2019 Merger, the Convertible Notes were converted into 1,565,300 shares of common stock.

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

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

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

The Convertible Notes and Amended Convertible Notes (herein collectively referred to as the “Notes”) accrued interest at a rate of 5.00% per annum. The Company recorded interest on principal of $25 for the year ended December 31, 2019.

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

Debt discount amortization related to the beneficial conversion feature was being amortized over the life of the Convertible Notes using the effective interest method as additional interest expense. Upon the conversion of the Convertible Notes into common stock on December 30, 2019, the remaining debt discount was written off to interest expense. The Company recorded interest expense of $104 for the year ended December 31, 2019 related to the debt discount.

8. Stockholders’ Equity

Common Stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock when outstanding. The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

Dividend Rights

Common stockholders are entitled to receive dividends at the sole discretion of the board of directors of the Company. There have been no dividends declared on common stock as of December 31, 2020.

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

April 2020 Equity Financing

On April 16, 2020, the Company closed on a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company sold, in a registered direct offering (the “Registered Offering”), 750,000 shares (the “Shares”) of the Company’s common stock at an offering price of $10 per share for gross proceeds of $7.5 million.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

In connection with the Registered Offering, the placement agent received a cash commission equal to 7% of the gross proceeds from the sale of the Common Stock and warrants (the “Placement Agent’s Warrants”) to purchase up to 37,500 shares of Common Stock. The Placement Agent’s Warrants have an exercise price of $12.50 per share and a termination date of April 16, 2025. The fair value of the Placement Agent’s Warrants was $289 based on the Black-Scholes pricing model. Input assumptions used were as follows: a risk-free interest rate of 0.4%; expected volatility of 78.0%; expected life of 5 years; and expected dividend yield of 0%. The underlying traded stock price was used in the analysis. The Placement Agent’s Warrants were classified in stockholders’ equity as the number of shares were fixed and determinable and given that the Placement Agent’s Warrants did not require cash settlement or have other provisions precluding equity treatment.

During the year ended December 31, 2020, issuance costs in connection with the Registered Offering were $1.0 million which included cash commissions equal to $0.5 million, legal and other fees of $0.2 million and the value of the Placement Agent’s Warrants of $0.3 million.

Warrants

The following warrants were outstanding as of December 31, 2020 and 2019:

:

Exercise Price	Number Outstanding	Expiration Date	Number Exercisable
$186.75	1,440	July 2028	1,440
$260.00	39,115	March 2022	39,115
Total outstanding December 31, 2019	40,555		40,555

$12.50	37,500	April 2025	37,500
Total outstanding December 31, 2020	78,055		78,055

9. Redeemable Preferred Stock (in thousands, except share and per share data)

Upon close of the 2019 Merger on December 30, 2019, 8,264,613 shares of Private NeuroBo Series A and Series B redeemable preferred stock (as adjusted for the Exchange Ratio) were converted to Private NeuroBo common stock on a 1:1 basis. Previously in April 2018, Private NeuroBo sold and issued in a private placement 4,801,020 shares of Series A redeemable convertible preferred stock (as adjusted for the Exchange Ratio) at $3.50 per share, raising $16,800 in gross proceeds. Subsequently in May and June 2019, Private NeuroBo sold and issued 3,463,593 Series B redeemable convertible preferred stock (as adjusted for the Exchange Ratio) at $7.00 per share, raising $24,240 in gross proceeds.

10. Stock-Based Compensation (in thousands)

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying statements of comprehensive loss (in thousands):

	Year Ended
	December 31,
	2020	2019
Research and development	$18	$75
General and administrative	681	43
Total stock-based compensation	$699	$118

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

Stock Options

2018 Stock Plan

In December 2018, Private NeuroBo adopted the NeuroBo Pharmaceuticals, Inc. 2018 Stock Plan (the "2018 Plan") and in December 2019 in connection with the 2019 Merger, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). 2018 Plan options to purchase Private NeuroBo common stock outstanding as of immediately prior to the 2019 Merger were assumed by the Company upon the 2019 Merger and became options to purchase the Company’s common stock, as adjusted by the Exchange Ratio. The 2018 Plan and 2019 Plan provide for the grant of stock options, restricted stock and other equity awards of the Company's common stock to employees, officers, consultants, and directors. Options expire within a period of not more than ten years from the date of grant. During the years ended December 31, 2020 and 2019, 420,000 and 960,204 stock options were granted, respectively, to employees and non-employee consultants with both service and performance conditions. The options granted with service conditions vest over a period between one year and three years.

As of December 31, 2020, 3,623,708 and 1,497,891 shares were authorized under the 2019 Plan and 2018 Plan, respectively, for issuance under these plans.

The following table summarizes the Company’s stock option plan activity for the years ended December 31, 2020 as follows:

			Weighted‑
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Options	Price	Term (years)	(in thousands)
Outstanding at December 31, 2018	-	—	—	—
Granted	960,204	$0.63	—	—
Exercised	(1,143)	$0.63	—	—
Forfeited/Cancelled	(325,784)	$0.63	—	—
Outstanding at December 31, 2019	633,277	$0.63	9.1	$5,142
Granted	420,000	$8.05	—	—
Exercised	(84,589)	$0.63	—	—
Forfeited/Cancelled	(48,333)	$8.39	—	—
Outstanding at December 31, 2020	920,355	$3.61	8.5	$2,535
Vested and expected to vest at December 31, 2020	554,563	$5.58	8.8	$845
Options exercisable at December 31, 2020	291,229	$3.48	8.4	$845

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of $5.25 per share at December 31, 2020. Options with exercise prices above the fair value of the common stock on December 31, 2020 were excluded from the intrinsic value calculation.

The weighted average fair value per share of options granted during the year ended December 31, 2020 and 2019 was $5.35 and $0.50, respectively.

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

For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, and stage of life cycle. The assumed dividend yield was based on the Company’s expectation of not paying

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

dividends in the foreseeable future. The average expected life of the options was determined based on the mid-point between the vesting date and the end of the contractual term according to the “simplified method” as described in SEC Staff Accounting Bulletin 110, or the contractual term in cases where the “simplified method” was precluded. The risk-free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. The Company records forfeitures when they occur.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended
	December 31,
	2020	2019

Expected stock price volatility	77.4%	75.0%
Expected life of options (years)	5.8	10.0
Expected dividend yield	—%	0%
Risk free interest rate	1.51%	2.75%

Evergreen provision

Under the 2019 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years commencing on January 1, 2020 and ending on (and including) January 1, 2029, to an amount equal to the lesser of 4% of the common shares outstanding as of January 1, or a lesser amount as determined by the Board. The aggregate maximum number of shares of common stock that may be issued pursuant to the 2019 Plan under the evergreen provision is 6,680,000 shares of common stock. On January 1, 2020, 623,708 shares were added to the 2019 Plan as a result of the evergreen provision. See Note 16 - Subsequent Events.

During the years ended December 31, 2020 and 2019, 145,485 and 231,478 stock options vested, respectively. The weighted average fair value per share of options vesting during the years ended December 31, 2020 and 2019 was $4.23 and $0.50, respectively During the years ended December 31, 2020 and 2019, 48,333 and 325,784 stock options were forfeited, respectively. As of December 31, 2020, 4,115,512 shares in the aggregate were available for future issuance under the 2019 Plan and 2018 Plan.

Unrecognized stock-based compensation cost for the stock options issued under the both the Company’s 2019 Plan and 2018 Plan was $1.3 million as of December 31, 2020. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 2.1 years.

11. Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities if their effect is antidilutive. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, convertible notes payable, options outstanding under the Company's stock option plan and warrants during the periods that these instruments are outstanding. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Year ended
	2020	2019
Stock options	920,355	633,277
Warrants	78,055	40,568

12. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

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

There were no financial instruments measured on a recurring basis as of December 31, 2020 and 2019 and on a non-recurring basis for any of the periods presented.

13. Income Taxes

The effective tax rate for the years ended December 31, 2020 and 2019 was zero percent. A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	For the Year Ended December 31,
	2020	2019
Income tax (benefit) provision at federal statutory rate	21.0%	21.0%
State income tax, net of federal benefit	1.9	6.3
Acquired in-process research and development expense	(12.3)	(15.6)
Valuation allowance	(44.3)	(10.4)
Convertible notes	—	(1.6)
Research credits	0.3	0.8
Provision to tax return	34.2	—
Other	(0.8)	(0.5)
Effective tax rate	—%	—%

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

Loss before provision for taxes for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019

Loss before Income taxes:
Domestic	$(29,297)	$(20,935)
Foreign	(381)	(377)
	$(29,678)	$(21,312)

The components of income tax provision (benefit) consisted of the following for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019

Tax Provision (Benefit):
Current
Domestic	$—	$—
Foreign	—	—
Total current tax provision (benefit)	—	—

Deferred
Domestic	(13,059)	(7,085)
Foreign	(95)	(94)
Total deferred tax provision (benefit)	(13,154)	(7,179)

Change in valuation allowance - Domestic	13,059	7,085
Change in valuation allowance - Foreign	95	94

Total tax provision (benefit)	$—	$—

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

Significant components of the Company’s deferred tax assets and liabilities are summarized in the tables below as of (in thousands):

	Year Ended December 31,
	2020	2019

Deferred tax assets:
Federal and state operating loss carryforwards	$14,052	$8,805
Foreign operating loss carryforwards	243	148
Acquired intangibles	11,050	2,167
Stock-based compensation	161	32
Lease liability	24	32
Other	52	29
Research and development credit carryforwards	1,166	341
	26,748	11,554
Valuation allowance - Domestic	(26,478)	(11,372)
Valuation allowance - Foreign	(243)	(148)
Total deferred tax assets, net of valuation allowance	27	34

Deferred tax liabilities:
ROU asset	(24)	(32)
Other	(3)	(2)
Net deferred tax assets	$—	$—

As of December 31, 2020 and 2019, the Company had deferred tax assets of approximately $26.7 million and $11.6 million, respectively. Realization of the deferred tax assets is primarily dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has had significant pre-tax losses since its inception. The Company has not yet generated revenues and faces significant challenges to becoming profitable. Accordingly, the deferred tax assets have been fully offset by a valuation allowance of $26.7 million and $11.6 million as of December 31, 2020 and 2019, respectively. U.S. deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability or another source of income.

As of December 31, 2020 and 2019, the Company’s federal net operating loss carryforwards were approximately $57.5 million and $32.1 million, respectively. The Company had federal research credit carryforwards as of December 31, 2020 and 2019 of approximately $0.7 million and $0.1 million, respectively. The federal net operating loss incurred prior to January 1, 2018 will begin to expire in 2034 and tax credit carryforwards will begin to expire in 2038 if not utilized. Federal net operating losses incurred after December 31, 2017 will not expire. As of December 31, 2020 and 2019, the Company had state net operating loss carryforwards of approximately $25.1 million and $32.5 million, respectively. The Company had state research credit carryforwards of $0.5 million and $0.2 million as of December 31, 2020 and 2019, respectively. The state net operating loss carryforwards will begin to expire in 2026, if not utilized, and the state research credit carryforwards will begin to expire in 2033 if not utilized. Lastly, the Company had foreign net operating loss carryforwards of approximately $1.0 million and $0.6 million as of December 31, 2020 and 2019, respectively. The foreign net operating loss carryforwards will begin to expire in 2028.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more “5-percent shareholders” increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month testing period, or beginning the day after the most recent ownership change, if shorter. The annual limitation may result in the expiration of net operating losses and credits before utilization. As a result of the 2020 Merger, the Company recorded deferred tax assets of $2.0 million which are fully offset by a valuation allowance. As a result of the 2019 Merger, the Company recorded deferred tax assets of $15.0 million which are fully offset by a valuation allowance. The $2.0 million net deferred tax assets recorded in relation to the 2020 Merger and the $15.0 million net deferred tax assets

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

recorded in relation to the 2019 Merger do not include federal and state net operating loss carryforwards and federal research and development credit carryforwards that are estimated to expire under Internal Revenue Code Sections 382 and 383 as a result of the 2020 Merger and 2019 Merger. The Company is currently evaluating the impact of Section 382 on its tax attributes.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2020 and 2019, and as such, no interest or penalties were recorded to income tax expense.

The Company’s corporate returns are subject to examination beginning with the 2017 tax year for federal and state jurisdictions, and beginning with the 2018 tax year for one foreign jurisdiction.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. As of December 31, 2020, the Company has analyzed the provisions of the CARES Act and determined it did not have a significant impact to the Company.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Paycheck Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for 2020.

14. Related Party Transactions (in thousands, except per share data)

Agreements with Dong-A ST

On September 28, 2018, Private NeuroBo entered into a five year manufacturing and supply agreement with Dong-A ST for manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials (the “Manufacturing Agreement”). The Company recognized $314 product manufacturing related costs under the Manufacturing Agreement for the year ended December 31, 2019. There were no manufacturing related costs under the Manufacturing Agreement for the year ended December 31, 2020. The product manufacturing related costs, when incurred, are reflected as research and development expenses. None of the costs incurred under the Manufacturing Agreement remained unpaid as of December 31, 2020 or 2019.

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

On June 7, 2020, the Company entered into a manufacturing and supply agreement (the “Manufacturing and Supply Agreement”) with Dong-A ST for the manufacturing and supply of NB-02 drug product and placebo for the purpose of research and development of NB-02, including but not limited to, the use in the first NB-02 human clinical trial to be conducted by the Company. Under the terms of the Manufacturing and Supply Agreement, upon receipt of a purchase order from the Company no later than 270 days prior to the requested delivery date, Dong-A ST has agreed to produce for the Company tablets of the NB-02 drug substance and placebos at a specified supply price. The Company is obligated to manufacture, or have manufactured, and supply to Dong-A ST the active pharmaceutical ingredients which are necessary to manufacture the NB-02 drug product. The Manufacturing and Supply Agreement has a five year term, subject to earlier termination under certain circumstances.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements - continued

Payment of Stockholder Legal Expenses

On December 30, 2019, the board of directors of the Company approved the payment or reimbursement of legal fees and costs incurred jointly and severally by certain stockholders of NeuroBo, including E&Healthcare Fund II, E&Healthcare Fund No. 6, E&Healthcare Fund No. 7 (collectively, the “E&Healthcare Funds”), JK BioPharma Solutions, Inc. and Eun Soo Kang, in connection with the 2019 Merger and certain other matters directly related to the Company’s business that required resolution in connection with the closing of the 2019 Merger. The total amount of such legal fees and costs was $227,000 through December 31, 2019 and was accounted as 2019 Merger transaction costs – see Note 4 – Mergers. Na Yeon (Irene) Kim, is the Chief Executive Officer of the sole general partner of each of the E&Healthcare Funds, and as such may be deemed to have an indirect interest in such matters. Jeong Gyun Oh is the President and Chief Executive Officer of JK BioPharma Solutions, Inc. and the spouse of Eun Soo Kang, and as such may be deemed to have an indirect interest in such matters. There were no additional payments of stockholder legal expenses during the year ended December 31, 2020.

License Agreement with YourChoice

As described in Note 5, in connection with the Company’s acquisition of ANA, the Company assumed the YourChoice Agreement between ANA and YourChoice, effective as of the closing of the 2020 Merger. Pursuant to the YourChoice Agreement, YourChoice granted to ANA, during the term of the YourChoice Agreement, an exclusive, worldwide, fee-bearing license derived from the licensed intellectual property throughout the world. The fees due under the YourChoice Agreement include certain single-digit royalty payments and milestone payments in the aggregate of $19.5 million. The term of the YourChoice Agreement will expire on the expiration or invalidation of the last of the licensed patents under the YourChoice Agreement. Akash Bakshi, the Company’s Chief Operating Officer, and a member of the Board of Directors, serves as Chief Executive Officer and director of YourChoice.

15. Defined Contribution Plan

The Company adopted a 401(k) defined contribution plan in November 2018, effective as of January 1, 2019, for all employees over age 21. Employees can defer up to 90% of their compensation through payroll withholdings into the plan subject to federal law limits. Discretionary employer matches vest over a six-year period beginning on the second anniversary of an employee’s date of hire. Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. No matching contributions were made during the years ended December 31, 2020 and 2019.

16. Subsequent Events

2021 Private Placement

On January 21, 2021, the Company closed on a Securities Purchase Agreement (the “2021 Purchase Agreement”) with certain institutional and accredited investors, pursuant to which the Company, in a private placement agreed to issue and sell an aggregate of 2,500,000 shares of the Company’s common stock at a purchase price of $4.00 per share, and warrants to purchase an aggregate of 2,500,000 shares of common stock (the “2021 Warrants”), resulting in total gross proceeds to the Company of $10.0 million, before deducting placement agent fees and offering expenses. The 2021 Warrants have an initial exercise price of $6.03 per share. The 2021 Warrants are exercisable beginning six months following the date of issuance and will expire five and one-half years following such date.

2019 Plan Evergreen Provision

On January 1, 2021, 786,847 shares were added to the 2019 Plan as a result of the evergreen provision. See Note 10 -Stock-Based Compensation.

CVR Amendment

As further discussed in Note 4, on March 23, 2021, the Company, the Holders’ Representative and the Rights Agent entered into a First Amendment to Contingent Value Rights Agreement to amend the Original CVR Agreement.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this annual report for the Company. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report, as a result of material weaknesses in our internal control over financial reporting, which is discussed further below.

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

The scope of management’s assessment regarding the Company’s internal control over financial reporting includes the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of The Treadway Commission.

In connection with the preparation of the audited financial statements included elsewhere in this report, management has identified material weaknesses related to internal control deficiencies relating to accounting for clinical trial costs and accounting for mergers. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, there were misstatements in clinical accruals and expenses that were discovered during the audit process and would not have been detected by our internal control over financial reporting, and management did not have effective controls to effectively assess the technical accounting related to the accounting for the asset acquisition as well as to identify erroneous inputs and assumptions used to value in-process research and development acquired pursuant to the 2020 Merger. See “Remediation Efforts to Address Material Weaknesses” below for steps we are taking to correct theses material weaknesses.

Remediation Efforts to Address Material Weaknesses

We are in the process of remediating, but have not yet remediated, the material weakness related to clinical trial costs as described above. Under the oversight of the audit committee, management is developing a detailed plan and timetable for the implementation of appropriate remedial measures to address the material weakness. As of the date of this report, we have taken the following actions and are in the process:

•	we have added more experienced accounting personnel, directly responsible for the oversight of the accounting for clinical trial expenses;

•	we have improved processes in the area of clinical site expense monitoring, including increasing communication between our accounting and clinical personal, as well as with our clinical vendors;
•	we have retained additional qualified outside consultants, where necessary, to advise on highly complex technical accounting matters; and
•	We will implement enhanced controls relative to the review and oversight of the accounting for clinical trial expenses as well as the review of technical accounting assessments and review of valuation processes.

Management may decide to take additional measures to remediate the material weaknesses as necessary.

Notwithstanding the identified material weaknesses, management, including our PEO and PFO, believes the consolidated financial statements included in this annual report fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation activities noted above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Board is divided into three classes. Members of each class serve staggered three-year terms. The terms of office of directors in Class I, Class II and Class III expire at the annual meetings of stockholders to be held in 2023, 2021 and

2022, respectively. The following table provides information as to each person who is, as of the filing hereof, a director and/or executive officer of the Company.

Name	Position(s)	Age
Richard Kang	Class III Director, President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Treasurer	49
Akash Bakshi	Class II Director, Chief Operating Officer and Senior Vice President	32
Jason L. Groves	Class II Director	49
Na Yeon (Irene) Kim	Class I Director	44
Jeong Gyun Oh	Class II Director	47
Michael Salsbury	Class III Director	71
Douglas J. Swirsky	Class I Director and Chair of the Board	51

Business Experience and Background of Directors and Executive Officers

Dr. Richard Kang has served a member of our Board since December 2019. He has served as our President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Treasurer, effective January 1, 2020. Previously, he served as an officer of NeoImmuneTech, Inc., a biotechnology company developing T cell-centered novel immunotherapeutics, from May 2014 to December 2019, most recently as Co-President and Chief Executive Officer and a member of the board of directors. Dr. Kang held various officer positions at Private NeuroBo, including as President and Chief Operating Officer from September 2017 through February 2019, and also served on Private NeuroBo’s board of directors from July 2017 to February 2019. He was reappointed to Private NeuroBo’s board of directors in December 2019. Dr. Kang also served as President and Chief Executive Officer of JK BioPharma Solutions, Inc. from January 2013 to February 2019. Dr. Kang received a Ph.D. in Molecular Plant Pathology from The University of Edinburgh, an M.S. in Plant Molecular Genetics from Seoul National University and a B.S. in Horticultural Science from Seoul National University. Our Board believes that Dr. Kang’s business experience, executive officer positions at the Company and prior experience as Private NeuroBo's former President, Chief Operating Officer and director qualifies him to serve as a director.

Mr. Akash Bakshi was appointed as a director to our Board and also as our Chief Operating Officer and Senior Vice President in connection with the Company’s acquisition of ANA on December 31, 2020 and has served as a member of our Board since then. Mr. Bakshi served as Chief Executive Officer and a director of ANA, a Silicon Valley-based start-up developing a proprietary niclosamide formulation as a widely accessible antiviral treatment for patients with COVID-19, and has served in these roles since ANA’s inception in March 2020. Mr. Bakshi also serves as CEO and director of YourChoice, a biotech start-up since its inception in May 2018. Prior to joining YourChoice Therapeutics, Mr. Bakshi was an Assistant Director of Technology Analysis at UC Berkley’s Office of Intellectual Property and Industry Research Alliances, a role he began in May 2015 and served until February 2019. Mr. Bakshi received his B.S. in Biochemistry from UC San Diego in 2010 and his Masters of Science from the University of Queensland in 2011. Our Board believes that Mr. Bakshi’s extensive experience in the operational design and regulatory approval of a treatment for COVID-19 and his prior Chief Executive Officer and director roles with ANA, which the Company acquired on December 31, 2020, qualify him to serve as a director.

Mr. Jason L. Groves, Esq. has served a member of our Board since December 2019. He is the Executive Vice President and General Counsel of Medifast, Inc. (NYSE: MED), a publicly held leading manufacturer and distributor of clinically-proven, healthy-living products and programs. He has served in this position since November 2011, and as Corporate Secretary since June 2015. Preceding and during his current position, Mr. Groves was a Medifast, Inc. director from 2009 to 2015, serving on the Audit Committee from 2009 to 2011. Mr. Groves was Assistant Vice President of Government Affairs for Verizon Maryland from 2003 until 2011, after having joined Verizon in 2001. A United States Army veteran, Mr. Groves was a direct-commissioned Judge Advocate in the United States Army Judge Advocate General’s (JAG) Corps. As a JAG officer, he practiced law and had the distinction of prosecuting criminal cases in the District Court of Maryland as a Special Assistant United States Attorney. Mr. Groves recently completed nine years with the Anne Arundel Medical Center Board of Trustees, chairing their international captive insurance company board for eight years. Mr. Groves received his Bachelor of Science degree, cum laude, in Hospitality Management from Bethune-

Cookman University, and obtained his Juris Doctor from North Carolina Central University School of Law. Our Board believes that Mr. Grove’s experience serving as an independent director, audit committee member and general counsel of a large corporation and assisting with the initial international introduction of such corporation’s products qualify him to serve as a director.

Ms. Na Yeon (“Irene”) Kim has served as a member of our Board since December 2019 and served as the Chair of our Board from December 2019 to January 2021. Prior to December 2019, she had served on the Board of Private NeuroBo since April 2018. Ms. Kim also currently serves as the Chief Executive Officer of E&Investment, Inc., a South Korean venture capital firm specializing in investments in life sciences companies, a position she has held since March 2018. From October 2015 until March 2018, Ms. Kim was a Representative Director for The SEED Investment Co., Ltd. (formerly known as OST Investment Co., Ltd.), a South Korean investment and fund manager specializing in investments in life sciences companies, and from January 2015 until December 2017, Ms. Kim served as member of the board of directors of Macrogen, Inc., a South Korean, publicly-traded biotechnology company specializing in precision medicine and biotechnology. Ms. Kim also served as an officer of AJUIB Investment, Inc., a venture capital firm headquartered in South Korea specializing in investments in life-science companies from August 2014 until September 2015. Ms. Kim focuses on investment opportunities in a number of industries, particularly in the field of BioPharma, and has more than 15 years of accumulated experience of investment in private equity/venture capital markets. As an investor representative, Ms. Kim has successfully managed more than $400 million in private equity and venture capital funds. Ms. Kim holds an M.S. and B.S. in biomolecular engineering, as well as an M.B.A. from Yonsei University in Korea. Our Board believes that Ms. Kim’s specialized knowledge in building values in life sciences companies and her extensive investment management experience qualify her to serve as a director.

As disclosed above, on March 11, 2021, the E&H Entities (of which Ms. Kim is the Chief Executive Officer, or the Chief Executive Officer of the sole general partner, as applicable) publicly disclosed that (i) the E&H Entities entered into a Voting Agreement with Dong-A ST on March 9, 2021; and (ii) the E&H Entities and Dong-A ST intend, among other things as contemplated by the Voting Agreement, to nominate a slate of directors to be elected to the Board at the Company’s 2021 Annual Meeting of Stockholders and 2022 Annual Meeting of Stockholders and to propose the declassification of the Board.

Mr. Jeong Gyun Oh has served a member of our Board since December 2019. Prior to that, he had served on the Board of Private NeuroBo since March 2019. From January 2017 until February 2019, Mr. Oh served as Chief Financial Officer of JK BioPharma Solutions, Inc., a privately-held, drug development company focused on early stage developmental assets, and has served as the President and Chief Executive Officer of JK BioPharma Solutions, Inc. since March 2019. From August 2001 until December 2016, Mr. Oh held multiple financial positions ultimately culminating in his service as Vice President of Finance with CDNetworks Co., Ltd., a global content delivery network service company. Mr. Oh holds a B.A. in business administration from Seoul National University. Our Board believes that Mr. Oh’s experience as a corporate finance executive with extensive expertise in financial operations, including financial/managerial accounting, business planning and budgeting, qualify him to serve as a director.

Mr. Michael Salsbury has served a member of our Board since December 2019. He has served as Counsel to Verisma Systems, Inc., a provider of cloud-based automated disclosure management systems, since September 2017. From February 2013 to July 2017, he served as Secretary and General Counsel to Best Doctors, Inc., a provider of expert medical opinions. Mr. Salsbury has more than 25 years’ experience as a senior executive with public and private companies and private law practice. Mr. Salsbury received a J.D. and M.B.A. from University of Virginia and a B.A. from Dartmouth College. Our Board believes that Mr. Salsbury’s legal expertise and his experience serving as general counsel and secretary of a Fortune 100 corporation qualifies him to serve as a director.

Mr. Douglas J. Swirsky has served as a member of our Board since September 2020 and as Chair of our Board since January 2021. He has served as the Chief Financial Officer of AavantiBio, Inc., a gene therapy company focused on transforming the lives of patients with rare genetic diseases, since February 2021 and held various other positions with the company between March 2020 and February 2021. He previously served as President and Chief Executive Officer and a director of a publicly traded pharmaceutical company, Rexahn Pharmaceuticals, Inc. (NASDAQ: REXN), from November 2018 until November 2020, when Rexahn merged with Ocuphire Pharma, Inc. He served as Rexahn’s President, Chief Financial Officer, and Corporate Secretary from January 2018 to November 2018. Prior to joining

Rexahn, Mr. Swirsky was President, CEO and a director of GenVec, Inc., a publicly traded biotechnology company, a position he held from 2013 through the sale of the company in 2017. He joined GenVec in 2006 as Chief Financial Officer. Prior to joining GenVec, Mr. Swirsky was a Managing Director and the Head of Life Sciences Investment Banking at Stifel Nicolaus from 2005 to 2006 and held investment banking positions at Legg Mason from 2002 until Stifel Financial’s acquisition of the Legg Mason Capital Markets business in 2005. Mr. Swirsky also previously held investment banking positions at UBS, PaineWebber and Morgan Stanley. Mr. Swirsky currently serves as the Chairman of the Board of Cellectar Biosciences, Inc., a publicly traded clinical stage biopharmaceutical company. Within the last five years, Mr. Swirsky also served on the boards of directors of then-publicly traded life sciences companies Pernix Therapeutics Holdings, Inc. and Fibrocell Science, Inc. Mr. Swirsky is a certified public accountant and a CFA® charterholder. He has been recognized as NACD Directorship Certified™ by the National Association of Corporate Directors. He received his B.S. in Business Administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University. Our Board believes that Mr. Swirsky’s experience serving as President and Chief Executive Officer and a director of a publicly traded pharmaceutical company, Rexahn, qualifies him to serve as a director.

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive officers. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our website. The full text of our code of conduct is posted on the investor relations section of our website at http://neurobopharma.com/corporate-governance/highlights.

Audit Committee

Our Board has established an audit committee, which is comprised of Mr. Groves, Mr. Oh and Mr. Swirsky, with Mr. Swirsky serving as chair of the committee. Each member of our audit committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations and is financially literate. In addition, our Board has determined that each of Mr. Swirsky and Mr. Oh qualify as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not impose on either of them any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our Board.

ITEM 11.EXECUTIVE COMPENSATION

Executive Officer Compensation

The following tables and accompanying narrative disclosure discuss the compensation awarded to, earned by, or paid to:

•	Dr. Richard Kang, our President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Treasurer;
•	Dr. Mark Versavel, our former Chief Medical Officer; and
•	Nicola Shannon, our former Vice President, Clinical Operations.

We refer to these three executive officers as the “named executive officers.”

Summary Compensation Table for 2020

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during the fiscal years ended December 31, 2020 and 2019.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($) (4)	BONUS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)
Richard Kang (1)	2020	302,308	—			—	—	302,308
President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Treasurer	2019	—	—			—	—	—
Dr. Mark Versavel (2)	2020	357,000	—			—	—	357,000
Former Chief Medical Officer	2019	—	—			—	—	—
Nicola Shannon (3)	2020	281,750	—			—	—	281,750
Former Vice President, Clinical Operations	2019	66,250	66,250

(1)	Dr. Kang was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Treasurer on December 31, 2019 and received no compensation from the Company during the fiscal year ended December 31, 2019.
(2)	Dr. Versavel was appointed as our Chief Medical Officer on December 31, 2019 and received no compensation from the Company during the fiscal year ended December 31, 2019. Pursuant to the terms of the consulting agreement between the Company and vZenium LLC, a company owned and managed entirely by Dr. Versavel, the Company provided notice of non-renewal of the consulting agreement, and, consequently, the term of the consulting agreement expired on January 1, 2021.
(3)	Ms. Shannon was appointed as our Vice President, Clinical Operations, on December 31, 2019 and received no compensation from the Company during the fiscal year ended December 31, 2019. On January 11, 2021, Ms. Shannon resigned as the Company’s Vice President of Clinical Operations effective January 22, 2021.
(4)	Amounts shown in this column for Dr. Versavel represent fees paid to vZenium LLC pursuant to the consulting agreement between the Company and vZenium LLC.

Agreements with Our Named Executive Officers

We have entered into written agreements with each of our named executive officers.

Dr. Richard Kang

On February 11, 2020, we entered into an Employment Agreement with Dr. Kang, our President and Chief Executive Officer, which was given retroactive effect to January 1, 2020 (the “CEO Employment Agreement”). The CEO Employment Agreement provides for the at-will employment of Dr. Kang as our President and Chief Executive Officer, at a base salary of $300,000 per year. Dr. Kang will be eligible to receive annual bonus compensation with an annual target bonus opportunity of 50% of his base salary, starting with the 2020 fiscal year. Dr. Kang will also be eligible to receive an annual stock option grant and to participate in our employee benefit plans that are in effect for similarly-situated employees.

Pursuant to the terms of the CEO Employment Agreement, if Dr. Kang is terminated for any reason, including by us for cause or by Dr. Kang for any reason other than for good reason, Dr. Kang will be eligible to receive any (i) earned or accrued base salary and paid time off through the last day of his employment, (ii) any unreimbursed business expenses incurred through the last day of his employment and (iii) any vested benefits due to Dr. Kang under any Company benefit plan.

In addition, the CEO Employment Agreement provides that if we terminate Dr. Kang’s employment without cause, or if Dr. Kang terminates his employment for good reason, he will be entitled to the following, subject to obtaining from him a general release of claims: (i) severance payments for four months at his then-current base salary payable in accordance with our current payroll practices, (ii) an amount equal to his then-current target bonus prorated through the last day of his employment and payable within 60 days of his last day of employment, (iii) full acceleration of vesting for all stock options as of the last day of his employment and (iv) coverage under the Company’s group health plans for the twelve-month period immediately following the date of his termination for Dr. Kang and his eligible dependents at the same level and at the same cost had Dr. Kang not been terminated.

If Dr. Kang’s employment is terminated due to his disability or death, he or his estate, as applicable, will also be entitled to receive any earned, but unpaid, annual bonus for the fiscal year ending immediately prior to the fiscal year of his termination for death or disability. In the event of a termination due to disability, Dr. Kang will also be entitled to receive any benefits under an applicable long-term disability plan, program or policy.

Under the CEO Employment Agreement, Dr. Kang will also be subject to confidentiality and protection of intellectual property provisions and noncompetition provisions and non-solicitation provisions during his employment and the 12 months thereafter.

Dr. Mark Versavel

We entered into a consulting agreement with vZenium LLC, a Massachusetts limited liability company owned and managed entirely by Dr. Versavel, effective January 1, 2020 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Versavel agreed to provide certain professional services, including services as our Chief Medical Officer, for approximately 139 hours per month in exchange for cash compensation of $29,750 per month payable in arrears on the last business day of the month.

Dr. Versavel was also eligible to receive reimbursement for certain out of pocket costs approved in advance by the Company. The Consulting Agreement was to continue on a month to month basis unless and until the death or disability of Dr. Versavel, the date Dr. Versavel ceases to be the sole owner of vZenium LLC, the date it is terminated for cause or until January 1, 2021, provided we and vZenium LLC had not previously agreed to extend the term. The Consulting Agreement was terminable upon the mutual agreement of the parties or upon 10 days’ written notice by either party.

The Consulting Agreement contains non-solicitation provisions applicable during the term and for the one-year period following termination and provisions requiring that intellectual property relating to or resulting from the services provided by Dr. Versavel are the exclusive property of the Company or its affiliates. Dr. Versavel was not eligible to participate in any Company health, life, disability or any insurance plan or retirement plan offered by the Company to its employees.

Pursuant to the terms of the Consulting Agreement, the Company provided notice of non-renewal of the consulting agreement, and, consequently, the term of the Consulting Agreement expired on January 1, 2021.

Nicola Shannon

We entered into an offer letter with Nicola Shannon, effective January 1, 2020. The offer letter provided for the at-will employment of Ms. Shannon as our Vice President of Clinical Operations, reporting to our Chief Medical Officer, at a base salary of $280,000 per year. Ms. Shannon was eligible to receive annual bonus compensation with an annual target bonus opportunity of 25% of her base salary, starting with the 2020 fiscal year. Ms. Shannon was also eligible to participate in our employee benefit plans that were in effect for similarly-situated employees. Ms. Shannon is also subject to confidentiality and protection of intellectual property provisions. Additionally, we granted to Ms. Shannon a discretionary bonus award for the fiscal year ended December 31, 2019 in the amount of $66,250, which was due and payable on or before February 28, 2020.

On January 11, 2021, Nicola Shannon resigned as the Company’s Vice President of Clinical Operations effective January 22, 2021.

Outstanding Equity Awards at Fiscal Year-End 2020

We granted no options or other equity awards to our executive officers in 2020.

As disclosed above, on December 30, 2019, the Company, formerly known as Gemphire Therapeutics Inc., completed its business combination with the private entity formerly known as NeuroBo Pharmaceuticals, Inc. (referred to herein as Private NeuroBo), in accordance with the terms of the Merger Agreement, pursuant to which, among other matters, Merger Sub merged with and into Private NeuroBo, with Private NeuroBo continuing as a wholly owned subsidiary of the Company and the surviving corporation of the Merger. The outstanding stock option awards noted below were granted under the NeuroBo Pharmaceuticals, Inc. 2018 Stock Plan (the “NeuroBo 2018 Plan”) and were converted from Private NeuroBo options into Company options at the effective time of the Merger.

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2020:

NAME	GRANT DATE (1)	VESTING COMMENCEMENT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Dr. Mark Versavel,	January 28, 2019	January 28, 2019	68,596 (2)	228,620 (2)	0.63	January 28, 2029
Former Chief Medical Officer	January 31, 2019	January 31, 2019	45,724	-	0.63	January 31, 2029

(1) All of the outstanding stock option awards were granted under the NeuroBo 2018 Plan.

(2) Subject to continued service: (a) 80,017 shares underlying the options shall become vested shares upon certain milestones in relation to the Company’s Phase III U.S. NB-01-301 study; (b) 68,586 shares underlying the option shall become vested shares upon certain regulatory milestones related to the Company’s product candidate, NB-02; and (c) an additional 80,017 option shares shall become vested shares upon the occurrence of certain additional milestones related to the Company’s Phase III U.S. trial of NB-01-301. 17,147 shares underlying the options became vested shares on January 28, 2019; and an additional 8,573 of shares underlying the options became vested shares on each of February 1, 2019, May 1, 2019, August 1, 2019, November 1, 2019, February 1, 2020, and May 1, 2020.

Non-Employee Director Compensation

Our non-employee directors receive a mix of cash and share-based compensation intended to encourage non-employee directors to continue to serve on our Board, further align the interests of the directors and stockholders, and attract new non-employee directors with outstanding qualifications. Directors who are employees or officers of the Company do not receive any additional compensation for Board service.

From January 1, 2020 through June 30, 2020, the following compensation schedule was in place for non-employee directors:

●	Option to purchase 60,000 shares, vested monthly over 36 months upon election as a director;
●	Annual cash compensation of $20,000 per year; and
●	$20,000 per year for service on a committee, irrespective of the number of committees.

Effective July 1, 2020 and continuing through December 31, 2020 and thereafter, the Board adopted the following compensation schedule for non-employee directors:

●	Option to purchase 60,000 shares, vested monthly over 36 months upon election as a director;
●	Annual cash compensation of $20,000 per year;
●	$20,000 per year for service on a committee, irrespective of the number of committees;
●	$20,000 additional per year for service for each of the Chair of the Nomination Committee and the Compensation Committee; and
●	$40,000 per year additional for service for each of the Chair of the Audit Committee and the Management Committee.

The following table provides compensation information for the fiscal year ended December 31, 2020 for each non-employee member of our Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)

Ms. Na Yeon (Irene) Kim	$70,000	$335,197	405,197
Jeong Gyun Oh	$40,000	$335,197	375,197
Jason Groves	$40,000	$335,197	375,197
Michael Salsbury	$50,000	$335,197	385,197
Tae Heum (Ted) Jeong (2)	$60,000	$335,197	395,197
Dr. Steven Gullans (3)	$23,333	$335,197	358,530
Douglas Swirsky (4)	$13,333	$234,513	247,846

(1) Options were granted under the 2019 Equity Incentive Plan (“2019 Plan”) to each of the Company’s non-employee directors in January 2020. Each option vests, subject to continuing service, in 36 equal monthly installments beginning on February 13, 2020, except with respect to Mr. Swirsky, whose options were granted on September 1, 2020, such that all such options will be fully vested on the third anniversary of the date of grant. The amounts reported reflect the aggregate grant date fair value of each option granted to the Company’s non-employee directors during the fiscal year ended December 31, 2020, as computed in accordance with ASC 718.

(2) Tae Heum (Ted) Jeong resigned from the Board effective as of January 9, 2021.

(3) Dr. Gullans resigned from the Board effective as of August 30, 2020.

(4) Mr. Swirsky was appointed to the Board effective as of September 1, 2020.

Other Director Compensation

Mr. Bakshi was appointed as a director and as the Company’s Chief Operating Officer and Senior Vice President on December 31, 2020, following the effective time of the Company’s acquisition of ANA, and received no compensation from the Company for services as a director for the fiscal year ended December 31, 2020, as shown in the table below:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Akash Bakshi	--	--	--

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock, as of March 31, 2021 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 22,171,182 shares of common stock outstanding as of March 31, 2021. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of March 31, 2021. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Except as otherwise noted below, the address for each person or entity listed in the table is c/o NeuroBo Pharmaceuticals, Inc., 200 Berkeley Street, 19th Floor, Boston, Massachusetts, 02116.

	SHARES BENEFICIALLY OWNED
NAME AND TITLE OF BENEFICIAL OWNER	NUMBER	PERCENT
Greater than 5% stockholders
JK BioPharma Solutions, Inc. (1)	1,817,842	8.2%
Dong-A ST Co., Ltd. (2)	2,880,612	13.0%
E&Investment, Inc. (3)	7,321,789	33.0%
Roy Lester Freeman (4)	1,456,160	6.6%
Directors and Named Executive Officers
Dr. Richard Kang, President, Chief Executive Officer, Interim Chief Financial Officer, Secretary, Treasurer and Director	—	—
Na Yeon (Irene) Kim, Director (3)(5)	7,348,455	33.1%
Jeong Gyun Oh, Director (1)(5)	1,843,808	8.3%
Jason Groves, Director (5)	26,666	*
Michael Salsbury, Director (5)	26,666	*
Akash Bakshi, Director (5)	884,072	4.0%
Douglas J. Swirsky, Chair of the Board of Directors (6)	8,333	*
Dr. Mark Versavel, former Chief Medical Officer	114,310	*
Nicola Shannon, former Vice President, Clinical Operations	—	*
All current executive officers and directors as a group (7 persons, not including Dr. Mark Versavel and Nicola Shannon)	10,143,000	45.7%

*    Represents beneficial ownership of less than one percent.

(1)	Based on the Company’s review of a filing made on a Schedule 13D on January 10, 2020 with the SEC. JK BioPharma Solutions, Inc. (“JK”) owns 1,817,842 shares of common stock. Mr. Oh may be deemed a beneficial owner of JK’s 1,817,842 shares due to the fact that Mr. Oh is one of two directors of JK. Mr. Oh’s beneficial ownership excludes (and he disclaims beneficial ownership of) 240,051 shares of common stock held by his spouse, Eun Soo Kang. The business address of Mr. Oh and the address of the principal executive offices of JK is 1 Research Court, Suite 370, Rockville, MD 20850.
(2)	Solely based on the Company's review of a filing made on a Schedule 13D on March 11, 2021 with the SEC. Dong-A ST Co., Ltd. is a South Korean corporation. The address of Dong-A ST Co., Ltd. Is 64, Cheonho-daero, Dongdaemun-gu, Seoul, Republic of Korea.
(3)	Based on the Company’s review of a filing made on an amendment to a Schedule 13D on March 15, 2021 with the SEC. The amendment to the Schedule 13D was filed by The E&Healthcare Investment Fund II (“Fund II”), The E&Healthcare Investment Fund No. 6 (“Fund 6”), The E&Healthcare Investment Fund No. 7 (“Fund 7”), E&Investment, Inc. (“GP”), and Na Yeon Kim. Fund II beneficially owns 4,335,800 shares of common stock, Fund 6 beneficially owns 1,121,190 shares of common stock, Fund 7 beneficially owns 1,864,799 shares of common stock, GP beneficially owns 7,321,789 shares of common stock, and Ms. Kim beneficially owns 7,321,789 shares of Common Stock. The business address of Ms. Kim and the address of the principal office of the entity entities noted in this footnote is 16th floor, Yeoksam I-Tower, 326, Teheran-ro, Gangnam-gu, Seoul, Republic of Korea 06211.
(4)	Solely based on the Company’s review of a filing made on a Schedule 13G on February 13, 2020 with the SEC. The address of Mr. Freeman is 200 Berkeley Street, 19th Floor, Boston, Massachusetts, 02116.

(5)	Each Director of the Company (other than Dr. Kang, Mr. Bakshi and Mr. Swirsky) was issued a stock option to purchase 60,000 shares of common stock on January 13, 2020. The option expires January 12, 2030, has an exercise price of $8.39, and vests in 36 equal monthly installments beginning on February 29, 2020, subject to continued service with the Company, such that the option will be fully vested on the third anniversary of the date of grant. 23,333 shares underlying the option are vested as of March 31, 2021 and an additional 3,333 shares underlying the option will become vested within 60 days of March 31, 2021, subject to continued service with the Company.
(6)	Represents shares underlying outstanding stock options that are vested or will become vested within 60 days of March 31, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2020 with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by security holders	920,355	3.61	5,121,605	(1)
Equity compensation plans not approved by security holders

Total	920,355	3.61	5,121,605

(1) The number of shares of common stock remaining available for future issuance represent 3,623,708 shares available for issuance under the 2019 Plan and 1,497,891 shares subject to options awarded under the NeuroBo 2018 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The following includes a summary of transactions since January 1, 2019 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than certain equity and other compensation, termination, change of control and other arrangements, which are described under “Executive Compensation.”

Manufacturing Agreement with Dong-A ST

On September 28, 2018, Private NeuroBo entered into a five year manufacturing and supply agreement with Dong-A ST for manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials (the “Manufacturing Agreement”). As of March 31, 2021, Dong-A ST was the beneficial owner of more than 5% of our capital stock. Under the terms of the Manufacturing Agreement, Dong-A ST has agreed to produce for NeuroBo a specified number of tablets of the NB-01 drug substance and placebos at a supply price to be determined at the time of each individual order. In addition, prices were set for stability testing of the NB-01 drug substance and placebo. The Company recognized approximately $314,000 of product manufacturing related costs within research and development expenses for the year ended December 31, 2019 and did not recognize such expenses for the year ended December 31, 2020.

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

Convertible Promissory Note Financing

Prior to 2019 Merger, the following holders of more than 5% of Private NeuroBo’s capital stock and Private NeuroBo directors held convertible promissory notes issued by the Company in February 2018 (the “Convertible Notes”):

Related Party	Principal Amount of Convertible Notes Held as of 2019 Merger
JK BioPharma Solutions, Inc. (1)	$200,000
Roy Freeman, M.D. (2)	$100,000
The E&Healthcare Investment Fund II (3)	$116,000
The E&Healthcare Investment Fund No. 6 (3)	$32,000
The E&Healthcare Investment Fund No. 7 (3)	$52,000

(1)	Jeong Gyun Oh, a NeuroBo director, is President and CEO of JK Biopharma Solutions, Inc. JK Biopharma Solutions, Inc. currently assists the Company with certain activities that are primarily related to linguistic translations. All work done to date has been done without compensation. However, Private NeuroBo issued a $32,000 payment to JK BioPharma Solutions, Inc. in February 2018 as reimbursement for payments made to Private NeuroBo vendors during late 2017 and early 2018.
(2)	Roy Freeman, M.D. is a co-founder and was a Private NeuroBo director at the time of the Convertible Note purchase.
(3)	E&Investment, Inc. is the sole general partner of, and has voting power over the shares held by, each of the E&Healthcare Funds. Na Yeon (Irene) Kim, a NeuroBo director, is the Chief Executive Officer of E&Investment, Inc., and as such has voting and investment control over the shares held by E&Investment, Inc. and its affiliated funds, including the E&Healthcare Funds.

The Convertible Notes were converted into shares of Private NeuroBo common stock in connection with the 2019 Merger.

Payment of Stockholder Legal Expenses

On December 30, 2019, the Board approved the payment or reimbursement of legal fees and costs incurred jointly and severally by certain stockholders of NeuroBo, including E&Healthcare Fund II, E&Healthcare Fund No. 6, E&Healthcare Fund No. 7 (collectively, the “E&Healthcare Funds”), JK BioPharma Solutions, Inc. and Eun Soo Kang, in connection with the Merger and certain other matters directly related to the Company’s business that required resolution in connection with the closing of the Merger. The total amount of such legal fees and costs was $227,000 through December 31, 2020 and was accounted as Merger transaction costs. Each of Na Yeon (Irene) Kim and Jeong Gyun Oh is a member of our Board. Ms. Kim, is the Chief Executive Officer of the sole general partner of each of the E&Healthcare Funds, and as such may be deemed to have an indirect interest in such matters. Mr. Oh is the President and Chief Executive Officer of JK BioPharma Solutions, Inc. and the spouse of Eun Soo Kang, and as such may be deemed to have an indirect interest in such matters.

ANA Merger and Lock-Up Agreements

As described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Merger with ANA”, on December 31, 2020, the Company acquired ANA pursuant to the 2020 Merger Agreement by and among NeuroBo, the First Merger Sub, the Second Merger Sub, ANA, and Akash Bakshi, solely in his capacity as the representative of the securityholders of ANA. Immediately prior to the 2020 Merger, Mr. Bakshi served as Chief Executive Officer and a director of ANA. In connection with the 2020 Merger, in respect of Mr. Bakshi’s capacity as a former ANA securityholder, (i) the Company issued 884,072 shares to Mr. Bakshi, which, based on the closing price as of the consummation of the 2020 Merger, were collectively worth $4,641,378.00 on such date; and (ii) Mr. Bakshi is also entitled to a pro rata portion of any milestone payments paid under the 2020 Merger Agreement, as described in more detail in “Merger with ANA” above.

Concurrently and in connection with the execution of the 2020 Merger Agreement, Mr. Bakshi, among other persons identified therein, entered into a lock-up agreement with the Company, pursuant to which Mr. Bakshi is subject to a lockup on the sale or transfer of shares of the Company’s common stock held by Mr. Bakshi at the closing of the 2020 Merger, including those shares issued in the 2020 Merger, for a period ending on the earlier of (i) 180 days after the closing date or (ii) approval of a certain milestone payment proposal (described further in the 2020 Merger Agreement) by the Company’s stockholders (the “Lock-Up Agreement”). Mr. Bakshi has served as a member of our Board and as our Chief Operating Officer and Senior Vice President since December 31, 2020.

Akash Bakshi Employment Agreement

Pursuant to an Employment Agreement between the Company and Mr. Bakshi (the “Employment Agreement”), effective as of the closing of the 2020 Merger, Mr. Bakshi has been appointed as Chief Operating Officer and Senior Vice President of the Company, reporting to Company’s Chief Executive Officer and Board of Directors. The Employment Agreement provides for cash compensation of $250,000 per year, plus an opportunity to earn an annual bonus based on the criteria set forth in the Company’s key performance indicators set by the Board. Mr. Bakshi will also eligible to receive a grant of an option to purchase shares the Company’s stock, in an amount consistent with that granted in similarly situated executive officers. The Employment Agreement also includes standard benefits, as well as customary intellectual property assignment and confidentiality provisions that are customary in the Company’s industry.

If Mr. Bakshi’s employment is terminated by the Company without Cause or by Mr. Bakshi for Good Reason (as each term is defined in the Employment Agreement), Mr. Bakshi will be entitled to (a) six months’ base salary and (b) base salary and benefits accrued through the date of termination.

License Agreement with YourChoice

In connection with the Company’s acquisition of ANA, the Company assumed the YourChoice Agreement between ANA and YourChoice, effective as of the closing of the 2020 Merger. Pursuant to the YourChoice Agreement, YourChoice granted to ANA, during the term of the YourChoice Agreement, an exclusive, worldwide, fee-bearing license derived from the licensed intellectual property throughout the world. The fees due under the YourChoice Agreement include certain single-digit royalty payments and milestone payments in the aggregate of $19.5 million. The term of the YourChoice Agreement will expire on the expiration or invalidation of the last of the licensed patents under the YourChoice Agreement. Mr. Bakshi, a member of the Board, serves as Chief Executive Officer and director of YourChoice.

Director Independence

Our common stock is listed on Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, compensation committee members must not have a relationship with us that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board of directors committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board affirmatively determined that Na Yeon (Irene) Kim, Jason Groves, Jeong Gyun Oh, Michael Salsbury and Douglas J. Swirsky are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. The Board determined that Richard Kang, our Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Treasurer, and Akash Bakshi, our Chief Operating Officer and a Senior Vice President of the Company, are not independent. In making this determination, our Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances that our Board deemed relevant in determining each non-employee director’s independence, including the participation by our non-employee directors, or their affiliates, in certain financing transactions by the Company and the beneficial ownership of our common stock by each non-employee director. See “Certain Relationships and Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Service Fees Paid to the Independent Registered Public Accounting Firms

The Audit Committee has considered the scope and fee arrangements for all services provided by BDO USA, LLP, taking into account whether the provision of non-audit-related services is compatible with maintaining BDO USA, LLP independence. The following table presents fees for professional audit services rendered by BDO USA, LLP for the audit of the annual financial statements for the years ended December 31, 2020 and 2019.

FEE CATEGORY	FISCAL YEAR 2020		FISCAL YEAR 2019
Audit fees		$458,691		$1,071,164
Audit-related fees	$		$
Tax fees	$		$
All other fees	$		$
Total fees		$458,691		$1,071,164

Audit fees consist of fees billed for services relating to the audit of our annual financial statement and review of our quarterly financial statements, services that are normally provided in connection with statutory and regulatory filings or engagements, comfort letters, reports on an issuer's internal controls, and review of documents to be filed with the SEC (e.g. periodic filings, registration statements, and company responses to SEC comment letters).

Audit-related fees are related to other assurance and related services that are traditionally performed by an independent accountant such as employee benefit plan audits, due diligence related to mergers and acquisitions, accounting assistance and audits in connection with proposed or consummated acquisitions, attest services that are not required by statute or regulation, and consultations concerning proposed accounting and reporting standards.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Agreement and Plan of Merger, dated as of July 24, 2019, by and among Registrant, GR Merger Sub Inc. and NeuroBo Pharmaceuticals, Inc. (incorporated by reference to Annex A to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4, filed on November 4, 2019).

2.2

First Amendment to Agreement and Plan of Merger, dated as of July 24, 2019, by and among Registrant, GR Merger Sub Inc. and NeuroBo Pharmaceuticals, Inc., dated as of October 29, 2019 (incorporated by reference to Annex A to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4, filed on November 4, 2019).

2.3

Agreement and Plan of Merger, dated as of December 31, 2020, by and among the Registrant, Shelby Merger Sub 1, Inc., Shelby Merger Sub 2, LLC, ANA Therapeutics, Inc. and Akash Bakshi (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2021).

3.1		Third Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 10, 2016).

3.2

Certificate of Amendment (Reverse Stock Split) to the Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 31, 2019).

3.3

Certificate of Amendment (Name Change) to the Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on December 31, 2019).

3.4		Second Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020).

4.1		Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1, filed on June 13, 2016).

4.2		Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 13, 2017).

4.3

Warrant to Purchase Stock, dated July 31, 2018, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8- K, filed on August 6, 2018).

4.5	*	Description of Securities.

10.1	#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, filed on April 18, 2016).

10.9	+

Amended and Restated License Agreement, effective as of August 2, 2018, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2018).

10.10	#	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2019).

10.11	#

Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Amended and Restated 2015 Equity Incentive Plan (Employees) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on July 25, 2019).

10.12	#

Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Amended and Restated 2015 Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on July 25, 2019).

10.13	+++

License and Collaboration Agreement, dated as of July 23, 2019, by and between the Registrant and Beijing SL Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on July 25, 2019).

10.15

Membership Agreement, dated as of November 11, 2020, by and between WeWork and the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020).

10.16	+++

Manufacturing and Supply Agreement, dated as of September 28, 2018, between Dong-A ST Co., Lt. and the Registrant (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-4, filed on September 3, 2019).

10.17	#

Consulting Agreement, effective as of February 1, 2018, by and between the Registrant and vZenium LLC; Replacement Consulting Agreement, effective as of May 1, 2018 and extension of such agreement, dated January 1, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2019).

10.18	#

Independent Contractor Agreement, dated as of March 1, 2019, by and between Therabo PLLC and the Registrant (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-4, filed on September 3, 2019).

10.19

Lease Agreement, dated as of May 2, 2019, by and between Gyeonggi Urban Innovation Corporation and NeuroBo Co., Ltd. (incorporated by reference to Exhibit 10.40 to the Registrant's Registration Statement on Form S-4, filed on September 3, 2019).

10.20	+++

License Agreement, dated as of January 18, 2018, as amended on April 18, 2018 and July 24, 2019, by and between Dong-A ST Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-4, filed on September 3, 2019).

10.21	+++

Acquisition Agreement, dated January 18, 2018, as amended on April 18, 2018 and July 24, 2019, by and between Dong-A ST Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-4, filed on September 3, 2019).

10.22	#	2018 Stock Plan for the Registrant (incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-4, filed on September 3, 2019).

10.23	#

Form of Stock Option Agreement for the 2018 Stock Plan for the Registrant (incorporated by reference to Exhibit 10.45 to the Registrant's Registration Statement on Form S-4, filed on September 3, 2019).

10.24	#

Form of Notice of Grant of Restricted Stock Purchase Right for the 2018 Stock Plan for the Registrant (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-4, filed on September 3, 2019).

10.25	#

Form of Notice of Grant of Stock Option to the 2018 Stock Plan for the Registrant (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-4, filed on September 3, 2019).

10.26	#

Form of Notice of Grant of Restricted Stock Bonus for the 2018 Stock Plan for the Registrant (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-4, filed on September 3, 2019).

10.27	++

Contingent Value Rights Agreement, dated as of December 30, 2019, by and among the Registrant, Grand Rapids Holders Representative, LLC, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2019).

10.28

First Amendment to Contingent Value Rights Agreement, dated as of December 30, 2019, by and among the Registrant, Grand Rapids Holders Representative, LLC, Computershare Inc. and Computershare Trust Company, N.A., dated as of March 23, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 24, 2021).

10.29#	# ##	Form of Lock-Up Agreement (incorporated by reference to Annex A to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4, filed on November 4, 2019).

10.30#	#

Employment Agreement, dated February 11, 2020, by and between the Registrant and Richard Kang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 13, 2020).

10.31	#

Offer Letter, dated as of January 29, 2020, by and between Nicola Shannon and the Registrant (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020).

10.32	#	Form of Incentive Stock Option Agreement for 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020).

10.33	#	Form of Restricted Stock Agreement for 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020).

10.34	#	Form of Non-Qualified Stock Option Agreement for 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020).

10.35	#	Form of Stock Unit Agreement for 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020).

10.36		Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 15, 2020).

10.37

Manufacturing and Supply Agreement (NB-02 formerly DA-9803), dated as of June 7, 2020, by and between Dong-A ST Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 11, 2020).

10.38		Form of Support Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2021).

10.39		Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2021).

10.40	*	Employment Agreement, dated as of December 31, 2020, by and between the Registrant and Akash Bakshi.

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of BDO USA, LLP

31.1	**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
__________
#		Indicates management contract or compensatory plan

*		Filed herewith

**		Furnished herewith

+		Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment request under Rule 406 promulgated under the Securities Act.

++		Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

Date: April 15, 2021	NEUROBO PHARMACEUTICALS, INC.

	By:	/s/ Richard Kang
Richard Kang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3

SIGNATURE	TITLE	DATE

/s/ Richard Kang
Richard Kang	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and a Director	April 15, 2021

/s/ Douglas J. Swirsky
Douglas J. Swirsky	Chairman of the Board of Directors	April 15, 2021

/s/ Jason L. Groves
Jason L. Groves	Director	April 15, 2021

/s/ Na Yeon (Irene) Kim
Na Yeon (Irene) Kim	Director	April 15, 2021

/s/ Jeong Gyun Oh
Jeong Gyun Oh	Director	April 15, 2021

/s/ Michael Salsbury
Michael Salsbury	Director	April 15, 2021

/s/ Akash Bakshi
Akash Bakshi	Director, Chief Operating Officer and Senior	April 15, 2021
Vice President