Form 10-K/A
period 2020-12-31
NeuroBo Pharmaceuticals, Inc.
filed 2021-04-30
CIK 1638287

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

NEUROBO PHARMACEUTICALS, INC.

FORM 10-K/A

INDEX-

EXPLANATORY NOTE

NeuroBo Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on April 15, 2021. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K. Further, this Form 10-K/A does not modify or update disclosures in the original Form 10-K in any way other than as required to reflect the amendments set forth below. The Amendment is being filed to include references to the bonuses paid to Richard Kang and Nicola Shannon for the fiscal year ended December 31, 2020, which were inadvertently omitted from the original Form 10-K.

The complete text of Item 11 of Part III is set forth herein.

ITEM 11.EXECUTIVE COMPENSATION

Executive Officer Compensation

The following tables and accompanying narrative disclosure discuss the compensation awarded to, earned by, or paid to:

●	Dr. Richard Kang, our President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Treasurer;
●	Dr. Mark Versavel, our former Chief Medical Officer; and
●	Nicola Shannon, our former Vice President, Clinical Operations.

We refer to these three executive officers as the “named executive officers.”

Summary Compensation Table for 2020

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during the fiscal years ended December 31, 2020 and 2019.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($) (4)	BONUS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)
Richard Kang (1)	2020	302,308	125,000			—	—	427,308
President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Treasurer	2019	—	—			—	—	—
Dr. Mark Versavel (2)	2020	357,000	—			—	—	357,000
Former Chief Medical Officer	2019	—	—			—	—	—
Nicola Shannon (3)	2020	281,750	52,500			—	—	334,250
Former Vice President, Clinical Operations	2019		66,250					66,250

(1)	Dr. Kang was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Treasurer on December 31, 2019 and received no compensation from the Company during the fiscal year ended December 31, 2019.
(2)	Dr. Versavel was appointed as our Chief Medical Officer on December 31, 2019 and received no compensation from the Company during the fiscal year ended December 31, 2019. Pursuant to the terms of the consulting agreement between the Company and vZenium LLC, a company owned and managed entirely by Dr. Versavel, the Company provided notice of non-renewal of the consulting agreement, and, consequently, the term of the consulting agreement expired on January 1, 2021.
(3)	Ms. Shannon was appointed as our Vice President, Clinical Operations, on December 31, 2019 and received no compensation from the Company during the fiscal year ended December 31, 2019. On January 11, 2021, Ms. Shannon resigned as the Company’s Vice President of Clinical Operations effective January 22, 2021. Ms. Shannon’s bonus for the fiscal year ended December 31, 2020 was paid in connection with her resignation from the Company and releases that she provided to the Company in connection therewith.
(4)	Amounts shown in this column for Dr. Versavel represent fees paid to vZenium LLC pursuant to the consulting agreement between the Company and vZenium LLC.

Agreements with Our Named Executive Officers

We have entered into written agreements with each of our named executive officers.

Dr. Richard Kang

On February 11, 2020, we entered into an Employment Agreement with Dr. Kang, our President and Chief Executive Officer, which was given retroactive effect to January 1, 2020 (the “CEO Employment Agreement”). The CEO Employment Agreement provides for the at-will employment of Dr. Kang as our President and Chief Executive Officer, at a base salary of $300,000 per year. Dr. Kang will be eligible to receive annual bonus compensation with an annual target bonus opportunity of 50% of his base salary, starting with the 2020 fiscal year. Dr. Kang received annual bonus compensation of $125,000 for the year ended December 31, 2020. Dr. Kang will also be eligible to receive an annual stock option grant and to participate in our employee benefit plans that are in effect for similarly-situated employees.

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

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2020:

NAME	GRANT DATE (1)	VESTING COMMENCEMENT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Dr. Mark Versavel,	January 28, 2019	January 28, 2019	68,596	(2)	228,620	(2)	0.63	January 28, 2029
Former Chief Medical Officer	January 31, 2019	January 31, 2019	45,724		—		0.63	January 31, 2029

(1)	All of the outstanding stock option awards were granted under the NeuroBo 2018 Plan.
(2)	Subject to continued service: (a) 80,017 shares underlying the options shall become vested shares upon certain milestones in relation to the Company’s Phase III U.S. NB-01-301 study; (b) 68,586 shares underlying the option shall become vested shares upon certain regulatory milestones related to the Company’s product candidate, NB-02; and (c) an additional 80,017 option shares shall become vested shares upon the occurrence of certain additional milestones related to the Company’s Phase III U.S. trial of NB-01-301. 17,147 shares underlying the options became vested shares on January 28, 2019; and an additional 8,573 of shares underlying the options became vested shares on each of February 1, 2019, May 1, 2019, August 1, 2019, November 1, 2019, February 1, 2020, and May 1, 2020.

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

Other Director Compensation

Mr. Bakshi was appointed as a director and as the Company’s Chief Operating Officer and Senior Vice President on December 31, 2020, following the effective time of the Company’s acquisition of ANA, and received no compensation from the Company for services as a director for the fiscal year ended December 31, 2020, as shown in the table below:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Akash Bakshi	—	—	—

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2021	NEUROBO PHARMACEUTICALS, INC.

	By:	/s/ Richard Kang
Richard Kang
President and Chief Executive Officer