Form 10-Q
period 2021-03-31
NeuroBo Pharmaceuticals, Inc.
filed 2021-05-17
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of May 12, 2021 was 22,171,182.

NeuroBo Pharmaceuticals, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash	$13,035	$10,089
Prepaid expenses	831	546
Other assets	28	48
Total current assets	13,894	10,683
Right-of-use assets and other	123	130
Property and equipment, net	143	155
Total assets	$14,160	$10,968
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$468	$2,575
Accrued liabilities	452	1,096
Lease liability, short-term	24	24
Total current liabilities	944	3,695
Lease liability, long-term	65	70
Total liabilities	1,009	3,765
Commitments and contingencies (Notes 4, 5, 6 and 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued or outstanding as of March 31, 2021 and December 31, 2020.	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 22,171,182 and 19,671,182 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	22	20
Additional paid–in capital	82,990	73,713
Accumulated other comprehensive income	7	14
Accumulated deficit	(69,868)	(66,544)
Total stockholders’ equity	13,151	7,203
Total liabilities and stockholders’ equity	$14,160	$10,968

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$1,143	$2,152
General and administrative	2,187	2,597
Total operating expenses	3,330	4,749
Loss from operations	(3,330)	(4,749)
Interest income	6	20
Other income (expense), net	—	(1)
Loss before income taxes	(3,324)	(4,730)
Provision for income taxes	—	—
Net loss	(3,324)	(4,730)
Other comprehensive loss, net of tax	(7)	(34)
Comprehensive loss	$(3,331)	$(4,764)
Loss per share:
Net loss per share, basic and diluted	$(0.15)	$(0.30)
Weighted average common shares outstanding:
Basic and diluted	21,615,626	15,670,800

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

			Additional	Accumulated		Total
	Common Stock		Paid–In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2019	15,592,718	$16	$49,130	$12	$(36,866)	$12,292
Exercise of stock options	84,589	—	53	—	—	53
Stock–based compensation	—	—	159	—	—	159
Foreign currency translation adjustment	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(4,730)	(4,730)
Balance at March 31, 2020	15,677,307	$16	$49,342	$(22)	$(41,596)	$7,740

Balance at December 31, 2020	19,671,182	$20	$73,713	$14	$(66,544)	$7,203
Issuance of common stock and warrants in connection with equity financing	2,500,000	2	9,998	—	—	10,000
Transaction costs in connection with equity financing		—	(908)	—	—	(908)
Stock–based compensation		—	187	—	—	187
Foreign currency translation adjustment		—	—	(7)	—	(7)
Net loss		—	—	—	(3,324)	(3,324)
Balance at March 31, 2021	22,171,182	$22	$82,990	$7	$(69,868)	$13,151

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Operating activities
Net loss	$(3,324)	$(4,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	187	159
Non-cash lease expense	5	5
Depreciation	12	11
Change in assets and liabilities
Prepaid expenses and other assets	(265)	(1,202)
Accounts payable	(2,106)	637
Accrued and other liabilities	(650)	982
Net cash used in operating activities	(6,141)	(4,138)
Investing activities
Purchases of property and equipment	—	(2)
Net cash used in investing activities	—	(2)
Financing activities
Proceeds from equity offering	10,000	—
Issuance costs	(908)	—
Exercise of stock options	—	53
Net cash provided by financing activities	9,092	53
Net increase (decrease) in cash and restricted cash	2,951	(4,087)
Net foreign exchange difference	(5)	(22)
Cash and restricted cash at beginning of period	10,089	13,923
Cash and restricted cash at end of period	$13,035	$9,814

Reconciliation of cash and restricted cash:
Cash	$13,035	$9,799
Restricted cash	—	15
Total cash and restricted cash	$13,035	$9,814

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. The Company and Basis of Presentation

NeuroBo Pharmaceuticals, Inc. (together with its subsidiaries, the “Company” or “NeuroBo”), is a clinical-stage biotechnology company with four therapeutics programs designed to impact a range of indications in neurodegenerative and cardiometabolic disease:

●	ANA001, which is focused on the development for coronavirus indications, currently in Phase 2/3 clinical trials as a treatment for COVID-19;
●	NB-01, which is primarily focused on the development of a treatment for painful diabetic neuropathy, but which the Company believes could also treat a range of neuropathic conditions, including chemotherapy-induced peripheral neuropathy and post-traumatic peripheral neuropathy;
●	NB-02, which has the potential to treat the symptoms of cognitive impairment and modify the progression of neurodegenerative diseases associated with the malfunction of a protein called tau, and with amyloid beta plaque deposition; and
●	Gemcabene, which is currently being assessed as an acute indication for COVID-19. Gemcabene was previously focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life-threatening cardiovascular disease, focused on orphan indications such as homozygous familial hypercholesterolemia, as well as nonalcoholic fatty liver disease/nonalcoholic steatohepatitis.

The Company was originally incorporated as Gemphire Therapeutics Inc. (“Gemphire”). In connection with the closing of the 2019 Merger (as defined below), the Company changed its name to NeuroBo Pharmaceuticals, Inc. The Company’s operations have consisted principally of performing research and development activities, clinical development and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved.

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

Exclusive of the development of certain of the Company’s proposed therapies, the severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s service providers, suppliers, contract research organizations and the Company’s clinical trials, all of which are uncertain and cannot be predicted. As of the date of issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain. To date, other than prioritizing development on COVID-19 therapeutics over non-COVID related therapeutics, the Company has not experienced any significant external changes in our business that has had a significant negative impact on its consolidated statements of operations or cash flows.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

2019 Merger with Gemphire

On July 24, 2019, Gemphire and NeuroBo Pharmaceuticals, Inc. (“Private NeuroBo”) entered into a definitive agreement, which was amended on October 29, 2019 (the “2019 Merger Agreement”). The merger closed on December 30, 2019, whereby Private NeuroBo merged with a wholly-owned subsidiary of the Company in an all-stock transaction (the “2019 Merger”).

Basis of presentation and consolidation principles

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021. The condensed consolidated balance sheet at December 31, 2020 was derived from the audited financial statements.

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

Reclassifications

Certain amounts presented in the prior year period have been reclassified to conform to current period financial statement presentation. The non-cash portion of the lease liability line item reported in the condensed consolidated statements of cash flows during the comparable prior year period was incorporated in the change in accrued and other liabilities line item.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Going Concern

From its inception through March 31, 2021, the Company has devoted substantially all of its efforts to drug discovery and development and conducting clinical trials. The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. As of March 31, 2021, the Company had $13.0 million in cash. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $69.9 million as of March 31, 2021.

To date, the Company has raised capital principally through the private placements of common stock, warrants and redeemable convertible preferred stock as well as via the issuance of convertible notes. In January 2021, the Company entered into a private placement and issued common stock and warrants that resulted in gross proceeds of $10 million. On April 13, 2020, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued and sold shares of the Company’s common stock in a registered offering which resulted in gross proceeds of $7.5 million. See Note 7 – Stockholders’ Equity. The Company will need to continue to raise a substantial amount of funds until it is able to generate revenues to fund its development activities.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is principally held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of March 31, 2021, the Company had deposits in excess of federally insured amounts by $12.4 million.

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

Fair Value of Financial Instruments

The Company’s financial instruments include principally cash, prepaid, other current assets, right of use assets, accounts payable, accrued liabilities and warrants. The carrying amounts of prepaid expenses, accounts payable, and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

at the grant-date fair value. The Company records forfeitures when they occur. Stock-based compensation arrangements to non-employees are accounted for in accordance with the applicable provisions of ASC 718 using a fair value approach.

Leases

On July 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company has recognized right-of-use assets and lease liabilities that represent the net present value of future operating lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and amortized over the remaining terms of the leases. For operating leases of a short-term nature, i.e., those with a term of less than twelve months, the Company recognizes lease payments as an expense on a straight-line basis over the remaining lease term.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020. The Company adopted this new guidance on January 1, 2021 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. The amendments in this ASU are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted this new guidance on January 1, 2021 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

3. Balance Sheet Detail (in thousands)

Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2021	2020
Research and development equipment	$158	$158
Office equipment	60	60
Total property and equipment	218	218
Less accumulated depreciation	(75)	(63)
Property and equipment, net	$143	$155

Depreciation expense was $12 and $11 for the three months ended March 31, 2021 and 2020, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of:

	March 31,	December 31,
	2021	2020
External research and development expenses	$71	$218
Payroll related	22	277
Professional services	291	561
Other	68	40
Total	$452	$1,096

4. Merger Related Agreements

ANA Merger Milestone Payments

Pursuant to the 2020 Merger Agreement, following the closing of the 2020 Merger, the Company is obligated to pay milestone payments (each, a “Milestone Payment”) to certain persons identified in the 2020 Merger Agreement (each a “Stakeholder” and collectively, the “Stakeholders”) in the form, time and manner as set forth in the 2020 Merger

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Agreement, upon the achievement of the following milestone events set forth below by the Company or any of its affiliates (each, a “Milestone Event”):

Milestone Event	Milestone Payment
First receipt of Marketing Approval (as defined in the 2020 Merger Agreement) from the FDA for any Niclosamide Product (as defined in the 2020 Merger Agreement)	$45.0 million
Sales Milestones:
Milestone Event – Worldwide Cumulative Net Sales of a Niclosamide Product
equal to or greater than:	Milestone Payment
$500 million	$$9.0 million
$1 billion	$13.5 million
$3 billion	$36.0 million
$5 billion	$72.0 million

In connection with the 2020 Merger, the Company assumed a license agreement (the “YourChoice Agreement”) between ANA and YourChoice Therapeutics, Inc. (“YourChoice”).YourChoice granted to ANA, during the term of the YourChoice Agreement, an exclusive, worldwide, fee-bearing license derived from the licensed intellectual property throughout the world. As further discussed in Note 5, pursuant to the YourChoice Agreement, the Company is obligated to pay Milestone Payments to YourChoice.

Additionally, pursuant to the 2020 Merger Agreement, the Company is obligated to pay a royalty of two and a half percent (2.5%) of annual worldwide net sales of each Niclosamide Product (as defined in the 2020 Merger Agreement) (each such payment, a “Royalty Payment”) to the Stakeholders in the form, time and manner as set forth in the 2020 Merger Agreement, following the first commercial sale of each Niclosamide Product (as defined in the 2020 Merger Agreement) on a country-by-country and Niclosamide Product-by-Niclosamide Product basis.

As of the March 31, 2021, no Royalty Payments had been accrued as there were no potential milestones yet considered probable.

Gemphire Contingent Value Rights Agreement.

On December 30, 2019, in connection with the 2019 Merger, Gemphire entered into the Contingent Value Rights Agreement (the “CVR Agreement”) with Grand Rapids Holders’ Representative, LLC, as representative of Gemphire’s stockholders prior to the 2019 Merger (the “Holders’ Representative”), and Computershare Inc. and Computershare Trust Company, N.A. as the rights agents (collectively, the “Rights Agent”). Under the CVR Agreement, which NeuroBo assumed in connection with the 2019 Merger, the holders of Gemphire shares at the time of the 2019 Merger (collectively, the “CVR Holders”) were entitled to receive 80% of the proceeds from the grant, sale, or transfer of rights to Gemcabene.

On March 23, 2021, NeuroBo, the Holders’ Representative, and the Rights Agent entered into the First Amendment to Contingent Value Rights Agreement (the “CVR Amendment”) to amend the CVR Agreement. Pursuant to the CVR Amendment, (i) the CVR Holders will continue to have the right to receive 80% of the proceeds from the grant, sale, or transfer of rights to Gemcabene as a treatment for cardiovascular conditions and (ii) the CVR Holders will now also

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

receive 10% of the proceeds from the grant, sale, or transfer of rights to Gemcabene as a treatment for any indication outside of treating cardiometabolic diseases, including COVID-19.

As of the March 31, 2021, no milestones had been accrued as there were no potential payments under the CVR Agreement or the CVR Amendment that were yet considered probable.

5. Commitments and Contingencies (in thousands)

Operating Leases

Boston Lease

On November 11, 2020, the Company entered a non-cancelable operating lease, for its corporate headquarters. The agreement, effective February 1, 2021, has a six month term, and rental costs of approximately $3 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $1 over the term of the lease.

Previously, the Company entered a non-cancelable operating lease, as amended, for its new corporate headquarters located in Boston, Massachusetts. The agreement, was effective February 1, 2020, had a one-year term, and rental costs of $21 per month prior to the application of certain rent concessions granted by the landlord in the amount of $32.

No assets and liabilities were recognized for the corporate headquarter leases at March 31, 2021 and December 31, 2020. Due to the short-term nature of the leases, the Company recognized lease payments as an expense on a straight-line basis over the remaining lease term. For the three months ended March 31, 2021 and 2020, expense under the corporate headquarters leases in the aggregate was $35 and $115 (inclusive of a termination fee of $83), respectively.

Lease in Korea:

In May 2019, the Company entered a non-cancelable operating lease for its new facility in Korea (the “Korea Lease”). The initial lease term is five years with an option to renew for an additional five-year term. The lease commenced on July 2, 2019 and expires on July 1, 2024. The operating lease is subject to a deposit, base rent payments and additional charges for utilities and other common costs. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 10%, which corresponds to the Company’s incremental borrowing rate. As of March 31, 2021, the weighted average remaining lease term was 3.25 years. For the three month periods ended March 31, 2021 and 2020, the Company recorded non-cash expense of $5 related to the Korea Lease. During the three month periods ended March 31, 2021 and 2020, the Company made cash payments of $8 for amounts included in the measurement of lease liabilities.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2021 (in thousands):

As of
March 31,
2021 (period April 1 to December 31)	$24
2022	32
2023	32
2024	16
Total lease payments	104
Less effect of discounting	(15)
Total	89
Short-term portion	(24)
Long-term portion	$65

Xiehecheng Cultivation Service Agreement

On September 1, 2018 and as amended on October 1, 2020, the Company entered into a cultivation service agreement with Xiehecheng Chinese Herm Limited Corporation for the cultivation of two plants used to manufacture the Company's clinical assets.

As of March 31, 2021, future minimum payments under the agreement, which is cancellable annually at the end of each research year, are as follows (in thousands):

December 31,

2021 (April 1 to December 31)	$132
2022	220
$352

YourChoice License Agreement

As described in Note 4, in connection with 2020 Merger, the Company assumed the YourChoice License Agreement.  The fees due under the YourChoice Agreement include royalty payments of 0.5% of annual worldwide net sales of each Niclosamide Product (as defined in the 2020 Merger Agreement) and milestone payments in the aggregate of $19.5 million. The first milestone payment due is $5 million upon first receipt of Marketing Approval (as defined in the 2020 Merger Agreement) from the U.S. Food and Drug Administration (“FDA”) for any Niclosamide Product (as defined by the 2020 Merger Agreement), followed by sales milestones of $1 million, $1.5 million, $4 million, and $8 million if worldwide cumulative net sales of a Niclosamide Product are equal or greater than $500 million, $1, billion, $3, billion, and $5 billion, respectively. The term of the YourChoice Agreement will expire on the expiration or invalidation of the last of the licensed patents under the YourChoice Agreement.

As of March 31, 2021, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the YourChoice Agreement, and as such, no liabilities were recorded related to the YourChoice Agreement.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

As of March 31, 2021 and December 31, 2020, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments, and as such, no liabilities were recorded related to the Pfizer Agreement.

Contingencies

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

6. License and Collaboration Agreement

Beijing SL License and Collaboration Agreement

Upon the close of the 2019 Merger, the License and Collaboration Agreement (the “Beijing SL Agreement”) with Beijing SL Pharmaceutical Co., Ltd. (“Beijing SL”) was assumed by the Company, pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, Gemcabene in mainland China, Hong Kong, Macau and Taiwan. The terms of the Beijing SL Agreement include payments based upon achievement of milestones and royalties on net product sales. Under the Beijing SL Agreement, the Company has variable consideration in the form of milestone payments. As of March 31, 2021, no revenue under the Beijing SL Agreement has been recognized.

7. Stockholders’ Equity

2021 Private Placement

On January 21, 2021, the Company closed on a Securities Purchase Agreement (the “2021 Purchase Agreement”) with certain institutional and accredited investors, pursuant to which the Company, in a private placement (“2021 Private Placement”), agreed to issue and sell an aggregate of 2,500,000 shares of the Company’s common stock at a purchase price

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

of $4.00 per share, and warrants to purchase an aggregate of 2,500,000 shares of the Company’s common stock (the “2021 Warrants”), resulting in total gross proceeds to the Company of $10.0 million, before deducting placement agent fees and offering expenses. The 2021 Warrants have an initial exercise price of $6.03 per share. The 2021 Warrants are exercisable beginning six months following the date of issuance and will expire five and one-half years following such date. The fair value of the 2021 Warrants was $7.5 million and was based on the Black-Scholes pricing model. Input assumptions used were as follows: a risk-free interest rate of 0.5%; expected volatility of 76.0%; expected life of 5.5 years; expected dividend yield of 0%; and the underlying traded stock price. The 2021 Warrants were classified in stockholders’ equity as the number of shares were fixed and determinable, no cash settlement required and no other provisions precluding equity treatment.

Issuance costs in connection with the 2021 Private Placement were $0.9 million which included cash commissions equal to $0.7 million and legal and other fees of $0.2 million.

Warrants

The following warrants were outstanding as of March 31, 2021 and December 31, 2020:

Exercise Price	Number Outstanding	Expiration Date	Number Exercisable
$186.75	1,440	July 2028	1,440
$260.00	39,115	March 2022	39,115
$12.50	37,500	April 2025	37,500
Total outstanding December 31, 2020	78,055		78,055

$$6.03	2,500,000	July 2026	—
Total outstanding March 31, 2021	2,578,055		78,055

8. Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying statements of comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$—	$14
General and administrative	187	145
Total stock-based compensation	$187	$159

Stock Options

2019 and 2018 Stock Plans

In December 2018, Private NeuroBo adopted the NeuroBo Pharmaceuticals, Inc. 2018 Stock Plan (the "2018 Plan") and in December 2019 in connection with the 2019 Merger, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). 2018 Plan options to purchase Private NeuroBo common stock outstanding as of immediately prior to the 2019

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Merger were assumed by the Company upon the 2019 Merger and became options to purchase the Company’s common stock, as adjusted by the exchange ratio in effect for the 2019 Merger. The 2018 Plan and the 2019 Plan provide for the grant of stock options, restricted stock and other equity awards of the Company's common stock to employees, officers, consultants, and directors. Options expire within a period of not more than ten years from the date of grant.

The following table summarizes the Company’s activity related to its stock options for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Outstanding on January 1	920,355	633,277
Granted	—	360,000
Exercised	—	(84,589)
Forfeited/Cancelled	(270,287)	—
Outstanding on March 31	650,068	908,688

During the three month period ended March 31, 2020, 360,000 stock options were granted to non-employee directors. The options granted during the first quarter of 2020 vest over a three year period. The weighted average fair value per share of options granted during the three month periods ended March 31, 2020 was $5.59. No options were granted during the three month period ended March 31, 2021.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three months ended
	March 31,
	2021	2020

Expected stock price volatility	—%	77.5%
Expected life of options (years)	—	5.8
Expected dividend yield	—%	0%
Risk free interest rate	—%	1.71%

Evergreen provision

Under the 2019 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years commencing on January 1, 2020 and ending on (and including) January 1, 2029, to an amount equal to the

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

lesser of 4% of the common shares outstanding as of January 1st, or a lesser amount as determined by the board of directors. The aggregate maximum number of shares of common stock that may be issued pursuant to the 2019 Plan under the evergreen provision is 6,680,000 shares of common stock. On January 1, 2021, 786,847 shares were added to the 2019 Plan as a result of the evergreen provision.

During the three month periods ended March 31, 2021 and 2020, 25,000 and 42,862 stock options vested, respectively. During the three month periods ended March 31, 2021 and 2020, 270,287 and zero stock options were forfeited, respectively.

As of March 31, 2021, 5,172,646 shares in the aggregate were available for future issuance under the 2019 Plan and 2018 Plan. Unrecognized stock-based compensation cost for the stock options issued under the both the Company’s 2019 Plan and 2018 Plan was $1.0 million as of March 31, 2021. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.8 years.

9. Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities if their effect is antidilutive. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Dilutive common stock equivalents are comprised of options outstanding under the Company's stock option plans and warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three months ended
	2021	2020
Stock options	650,068	908,688
Warrants	2,578,055	40,555

10. Income Taxes

The effective tax rate for the three month periods ended March 31, 2021 and 2020 was zero percent. As a result of the analysis of all available evidence as of March 31, 2021 and December 31, 2020, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three month periods ended March 31, 2021 and 2020. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), allows for the deductions of expenses related to the Paycheck Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for during the three months ended March 31, 2021.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

11. Related Party Transactions (in thousands)

Agreements with Dong-A ST

On September 28, 2018, Private NeuroBo entered into a five year manufacturing and supply agreement with Dong-A ST Co., Ltd. (“Dong-A ST”) for manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials (the “Manufacturing Agreement”). There were no manufacturing related costs under the Manufacturing Agreement for the three months ended March 31, 2021 and 2020. The product manufacturing related costs, when incurred, are reflected as research and development expenses.

On June 7, 2020, the Company entered into a manufacturing and supply agreement (the “Manufacturing and Supply Agreement”) with Dong-A ST for the manufacturing and supply of NB-02 drug product and placebo for the purpose of research and development of NB-02, including but not limited to, the use in the first NB-02 human clinical trial to be conducted by the Company. Under the terms of the Manufacturing and Supply Agreement, upon receipt of a purchase order from the Company no later than 270 days prior to the requested delivery date, Dong-A ST has agreed to produce for the Company tablets of the NB-02 drug substance and placebos at a specified supply price. The Company is obligated to manufacture, or have manufactured, and supply to Dong-A ST the active pharmaceutical ingredients which are necessary to manufacture the NB-02 drug product. The Manufacturing and Supply Agreement has a five year term, subject to earlier termination under certain circumstances. The Company recognized no product manufacturing related costs under the Manufacturing and Supply Agreement for during the three months ended March 31, 2021 and 2020. None of the costs incurred under the Manufacturing Agreement remained unpaid as of March 31, 2021 or December 31, 2020.

12. Subsequent Events (in thousands)

On May 14, 2021, the Company entered into a non-cancelable operating lease for its corporate headquarters. The agreement, effective August 1, 2021, has a six month term, and rental costs of approximately $3 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $2 over the term of the lease.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements and related notes for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K (“2020 Form 10-K”) filed on April 15, 2021.

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this report and are subject to known and unknown risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our 2020 Form 10-K filed on April 15, 2021 and in subsequent reports filed with or furnished to the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, changed circumstances or otherwise, except as may be required by applicable laws or regulations.

Overview

NeuroBo Pharmaceuticals, Inc. (the “Company,” “we,” “us” or “our”) is a clinical-stage biotechnology company focused on developing and commercializing novel pharmaceuticals to treat neurodegenerative disorders affecting millions of patients worldwide. For more information on our business and our four product candidates, ANA001, NB-01, NB-02 and Gemcabene, see “Business-Overview” in Part I, Item 1 of our Annual Report on From 10-K filed on April 15, 2021.

Recent Developments

Mergers

2020 Merger with ANA

On December 31, 2020, the Company acquired 100% of ANA Therapeutics, Inc., a Delaware corporation

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

2019 Merger with Gemphire

On July 24, 2019, Gemphire and NeuroBo Pharmaceuticals, Inc. (“Private NeuroBo”) entered into a definitive agreement, which was amended on October 29, 2019 (the “2019 Merger Agreement”). The merger closed on December 30, 2019, whereby Private NeuroBo merged with a wholly-owned subsidiary of the Company in an all-stock transaction (the “2019 Merger”).

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

We are currently evaluating our options regarding the NB-01 asset:

Orphan drug. Development of NB-01 as an orphan drug is among the alternatives we are considering. We have identified one potential rare disease indication for NB-01, but we have not yet conducted feasibility studies for it. We believe that development for such indication would depend on our ability to renegotiate milestone payments under our exclusive license agreement with Dong-A ST to reflect the potential revenue from such indication. See the risk factor entitled “We have determined to postpone the initiation of Phase 3 clinical trials of NB-01 under present circumstances and we have terminated all of our agreements with contract research organizations related to NB-01. We may not be able to successfully develop NB-01 pursuant to other alternatives, including as an orphan drug or as a nutraceutical candidate,” as previously reported in our 2020 Form 10-K.

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

As of March 31, 2021, we had cash and cash equivalents of $13.0 million. Operating at such level of scientific activity, we expect that our cash, including the net proceeds from the Registered Offering, will be adequate to fund operations into the fourth quarter of 2021.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

Key operating data

         We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $3.3 million and $4.7 million for the three months ended March 31, 2021 and 2020, respectively. To date, we have not generated any revenue from product sales, collaborations with other companies, government grants or any other source, and do not expect to generate any revenue in the foreseeable future.

As of March 31, 2021, we had an accumulated deficit of $69.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Components of Results of Operations

Operating Expenses

Research and Development Expenses

         Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs to operations as incurred. These expenses include:

●	employee-related expenses, including salaries, related benefits and stock-based compensation, for employees engaged in research and development functions;

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

●	expenses incurred in connection with the clinical development of our product candidates, including under agreements with third parties, such as consultants and CROs;
●	the cost of manufacturing and storing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants and Clinical Manufacturing Organizations (“CMOs”);
●	facilities, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance;
●	costs related to compliance with regulatory requirements; and
●	payments made under third-party licensing agreements.

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

NeuroBo Pharmaceuticals, Inc.
Form 10-Q

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Results of Operations

The following table summarizes our operating results for the periods indicated:

	For the Three Months Ended
	March 31,
	2021	2020	Change

Operating expenses:
Research and development	$1,143	$2,152	$(1,009)
General and administrative	2,187	2,597	(410)
Total operating expenses	3,330	4,749	(1,419)
Loss from operations	(3,330)	(4,749)	1,419
Interest income	6	20	(14)
Other Income (expense), net	—	(1)	1
Loss before income taxes	(3,324)	(4,730)	1,406
Provision for income taxes	—	—	—
Net loss	$(3,324)	$(4,730)	$1,406

Comparison of Three Months Ended March 31, 2021 and 2020

Research and Development Expenses

Research and development expenses were $1.1 million for the three months ended March 31, 2021 as compared to $2.2 million for the three months ended March 31, 2020. The $1.0 million decrease in the first quarter of 2021 was primarily attributed to overall CRO termination costs associated with the Phase 3 clinical trials of NB-01 in the amount of $0.7 million and the further development of Gemcabene under the CVR Agreement in the amount of $0.4 million that occurred during the first quarter of 2020 with a small offset for increased research activities in the first quarter of 2021 when compared to the comparable quarter in the prior year.

General and Administrative Expenses

General and administrative expenses were $2.2 million for the three months ended March 31, 2021, compared to $2.6 million for the three months ended March 31, 2020. The decrease of $0.4 million was primarily due to reduction in transactional related costs in the amount of $0.3 million with regard to our acquisitions when compared to the comparable quarter in the prior year. In addition, there was a reduction in legal costs in the amount of $0.2 million in the current quarter associated with the streamlining of our intellectual property portfolio, offset in part by increases in insurance premium costs during in current quarter of $0.1 million.

Interest Income

Interest income for the three month period ended March 31, 2021 and 2020 was $6,000 and $20,000, respectively, related to cash deposits.

Other (Expense) Income, net

        Other (expense) income, net incurred during the three month periods ended March 31, 2021 and 2020 was nominal.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Liquidity and Capital Resources

   On January 21, 2021, the Company closed on a Securities Purchase Agreement (the “2021 Purchase Agreement”) with certain institutional and accredited investors, pursuant to which the Company, in a private placement (“2021 Private Placement”) agreed to issue and sell an aggregate of 2,500,000 shares of the Company’s common stock at a purchase price of $4.00 per share, and warrants to purchase an aggregate of 2,500,000 shares of the Company’s common stock (the “2021 Warrants”), resulting in total gross proceeds to the Company of $10.0 million, before deducting placement agent fees and offering expenses. The 2021 Warrants have an initial exercise price of $6.03 per share. The 2021 Warrants are exercisable beginning six months following the date of issuance and will expire five and one-half years following such date. Issuance costs in connection with the 2021 Private Placement were $0.9 million.

Since inception, we have experienced significant losses and incurred negative cash flows from operations. We expect to incur further losses over the next several years as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy.

We will need substantial additional funding to support our continuing operations and to pursue our business strategy and we are carefully controlling expenses. In the first quarter of 2020, in connection with the reduced scientific activity, we directed our CRO partners and other vendors working on the Phase 3 clinical trials of NB-01 to cease all work and have terminated our existing contract arrangements with each of them.

As of March 31, 2021, we had cash and cash equivalents of $13.0 million. We will need to raise additional capital to fund continued operations at the current level through the fourth quarter of 2021 and beyond. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. If we are unable to raise additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. We have some ability to reduce costs further in 2021, thereby potentially lengthening our operational window further into the first quarter of 2022.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(6,141)	$(4,138)
Net cash provided by (used in) investing activities	—	(2)
Net cash provided by financing activities	9,092	53
Net increase (decrease) in cash and restricted cash	$2,951	$(4,087)

Operating Activities

        During the three month period ended March 31, 2021, operating activities used $6.1 million of cash, primarily resulting from our net loss of $3.3 million offset by non-cash expenses related to stock-based compensation and depreciation in the aggregate of $0.2 million, and a net decrease in changes in our operating assets and liabilities of $3.0 million.

During the three month period ended March 31, 2020, operating activities used $4.1 million of cash, primarily resulting from our net loss of $4.7 million offset by non-cash expenses related to stock-based compensation and

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

depreciation in the aggregate of $0.2 million, and, and a net increase in changes in our operating assets and liabilities for of $0.4 million.

Investing Activities

There were no investing activities during the three month period ended March 31, 2021.  Investing activities during the three month period ended March 31, 2020 amount to $2,000 in purchases of property and equipment.

Financing Activities

        During the three month period ended March 31, 2021, net cash provided by financing activities was $9.1 million, consisting of proceeds from the 2021 Private Placement, net of issuance costs. During the three month period ended March 31, 2020, net cash provided by financing activities was $53,000, consisting of proceeds from the exercise of stock options.

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

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K filed on April 15, 2021.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 as a result of the material weaknesses described below and previously reported in our 2020 Form 10-K.

In connection with management’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified material weaknesses in our internal control over financial reporting related to accounting for clinical trial costs and accounting for mergers and acquisitions as of December 31, 2020, which is in the process of being remediated as of March 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, there were misstatements in clinical accruals and expenses that were discovered during the audit process for the year ended December 31, 2020 and would not have been detected by our internal control over financial reporting, and management did not have effective controls to effectively assess the technical accounting related to the accounting for the asset acquisition as well as to identify erroneous inputs and assumptions used to value in-process research and development acquired pursuant to the 2020 Merger. See “Remediation Efforts to Address Material Weaknesses” below for steps we are taking to correct theses material weaknesses.

Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this quarterly report fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with US. GAAP.

Changes in Internal Control Over Financial Reporting

Except as provided below under “Remediation Efforts to Address Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Efforts to Address Material Weakness

We are in the process of remediating, but have not yet remediated, the material weaknesses described above. Under the oversight of the audit committee, management is developing a detailed plan and timetable for the implementation of appropriate remedial measures to address the material weakness. As of the date of this quarterly

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

report, we have taken the following actions and are in the process of making the following changes in our internal control environment to help remediate the material weakness:

●	we are adding more experienced accounting personnel, including an outside consultant, directly responsible for the oversight of the accounting for clinical trial expenses including the identification of and accounting for contracts entered into related to clinical trials;
●	we are retaining additional qualified outside consultants, where necessary, to advise on highly complex technical accounting matters; and
●	we will implement enhanced controls relative to the review and oversight of the accounting for clinical trial expenses as well as the review of technical accounting assessments and review of valuation processes.

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

ITEM 1A.RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2020 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our 2020 Form 10-K, except as noted below.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, we did not sell any unregistered securities during the three-month period ended March 31, 2021, or the subsequent period through the date hereof.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

On May 14, 2021, we entered into a new WeWork Membership Agreement (the “New Agreement”) with 200 Berkeley Street Tenant, LLC, an entity affiliated with WeWork, to continue leasing certain office space situated in Boston, MA. The term of our current WeWork Membership Agreement, dated November 11, 2020, expires on July 31, 2021.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

The New Agreement, effective August 1, 2021, has a six month term and provides for rental costs of approximately $3,000 per month, prior to the application of certain rent concessions granted by the landlord in the amount of approximately $2,000 over the six month term.

The foregoing description of the New Agreement is qualified in its entirety by reference to the full text of the New Agreement, a copy of which is filed herewith. This disclosure is provided in lieu of disclosure in Item 1.01 of Form 8-K, in accordance with SEC rules.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 6.              EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2021)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2021)(1)
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 21, 2021)
10.3

First Amendment to Contingent Value Rights Agreement, dated as of December 30, 2019, by and among the Registrant, Grand Rapids Holders’ Representative, LLC, and Computershare Inc. and Computershare Trust Company, N.A., dated as of March 23, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2021)

10.4*	Membership Agreement by and between WeWork and NeuroBo Pharmaceuticals, Inc., dated May 14, 2021.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)

Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish any omitted schedules or exhibits upon the request of the Securities and Exchange Commission. A list of the omitted schedules and exhibits to this agreement is as follows: Exhibit A: Registration Rights Agreement; Exhibit B: Form of Warrant.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: NeuroBo Pharmaceuticals, Inc.

SIGNATURE	TITLE	DATE

/s/ RICHARD KANG	President and Chief Executive Officer	May 17, 2021
Richard Kang	(Principal Financial Officer and duly authorized to sign on behalf of the registrant)