Form 10-Q
period 2021-06-30
NeuroBo Pharmaceuticals, Inc.
filed 2021-08-16
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of August 12, 2021 was 22,285,492.

NeuroBo Pharmaceuticals, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash	$9,513	$10,089
Prepaid expenses	789	546
Other assets	166	48
Total current assets	10,468	10,683
Right-of-use assets and other	117	130
Property and equipment, net	134	155
Total assets	$10,719	$10,968
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$347	$2,575
Accrued liabilities	811	1,096
Lease liability, short-term	25	24
Total current liabilities	1,183	3,695
Lease liability, long-term	58	70
Total liabilities	1,241	3,765
Commitments and contingencies (Notes 4, 5, 6 and 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued or outstanding as of June 30, 2021 and December 31, 2020.	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 22,285,492 and 19,671,182 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	22	20
Additional paid–in capital	83,242	73,713
Accumulated other comprehensive income	3	14
Accumulated deficit	(73,789)	(66,544)
Total stockholders’ equity	9,478	7,203
Total liabilities and stockholders’ equity	$10,719	$10,968

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$2,012	$674	$3,155	$2,826
General and administrative	1,914	1,718	4,101	4,315
Total operating expenses	3,926	2,392	7,256	7,141
Loss from operations	(3,926)	(2,392)	(7,256)	(7,141)
Interest income	5	8	11	28
Other expense, net	—	—	—	(1)
Loss before income taxes	(3,921)	(2,384)	(7,245)	(7,114)
Provision for income taxes	—	—	—	—
Net loss	(3,921)	(2,384)	(7,245)	(7,114)
Other comprehensive (loss) income, net of tax	(4)	6	(11)	(28)
Comprehensive loss	$(3,925)	$(2,378)	$(7,256)	$(7,142)
Loss per share:
Net loss per share, basic and diluted	$(0.18)	$(0.15)	$(0.33)	$(0.44)
Weighted average common shares outstanding:
Basic and diluted	22,200,074	16,303,681	21,909,464	15,987,240

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

			Additional	Accumulated
	Common Stock		Paid–In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	15,592,718	$16	$49,130	$12	$(36,866)	$12,292
Exercise of stock options	84,589	—	53	—	—	53
Stock–based compensation	—	—	159	—	—	159
Foreign currency translation adjustment	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(4,730)	(4,730)
Balance at March 31, 2020	15,677,307	16	49,342	(22)	(41,596)	7,740
Issuance of common stock in connection with equity financing	750,000	1	7,499	—	—	7,500
Transaction costs in connection with equity financing	—	—	(984)	—	—	(984)
Stock–based compensation	—	—	171	—	—	171
Issuance of broker warrants in connection with equity financing	—	—	289	—	—	289
Foreign currency translation adjustment	—	—	—	6	—	6
Net loss	—	—	—	—	(2,384)	(2,384)
Balance at June 30, 2020	16,427,307	$17	$56,317	$(16)	$(43,980)	$12,338

Balance at December 31, 2020	19,671,182	$20	$73,713	$14	$(66,544)	$7,203
Issuance of common stock and warrants in connection with equity financing	2,500,000	2	9,998	—	—	10,000
Transaction costs in connection with equity financing	—	—	(908)	—	—	(908)
Stock–based compensation	—	—	187	—	—	187
Foreign currency translation adjustment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(3,324)	(3,324)
Balance at March 31, 2021	22,171,182	22	82,990	$7	(69,868)	13,151
Stock–based compensation	—	—	180	—	—	180
Exercise of stock options	114,310	—	72	—	—	72
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(3,921)	(3,921)
Balance at June 30, 2021	22,285,492	$22	$83,242	$3	$(73,789)	$9,478

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Operating activities
Net loss	$(7,245)	$(7,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	367	330
Non-cash lease expense	12	10
Depreciation	24	23
Change in assets and liabilities
Prepaid expenses and other assets	(361)	(751)
Accounts payable	(2,228)	1,045
Accrued and other liabilities	(297)	(5)
Net cash used in operating activities	(9,728)	(6,462)
Investing activities
Purchases of property and equipment	(3)	(2)
Net cash used in investing activities	(3)	(2)
Financing activities
Proceeds from equity offering	10,000	7,500
Issuance costs	(908)	(695)
Exercise of stock options	72	53
Net cash provided by financing activities	9,164	6,858
Net (decrease) increase in cash	(567)	394
Net foreign exchange difference	(9)	(19)
Cash at beginning of period	10,089	13,923
Cash at end of period	$9,513	$14,298

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental non-cash investing and financing transactions:
Placement warrants issued in connection with equity financing	$—	$289

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. The Company and Basis of Presentation

NeuroBo Pharmaceuticals, Inc. (together with its subsidiaries, the “Company” or “NeuroBo”), is a clinical-stage biotechnology company with four therapeutics programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic disease:

●	ANA001, which is focused on the development for coronavirus indications, is currently in Phase 2/3 clinical trials as a treatment for COVID-19;
●	NB-01, which is primarily focused on the development of a treatment for painful diabetic neuropathy, but which the Company believes could also treat a range of neuropathic conditions, including chemotherapy-induced peripheral neuropathy and post-traumatic peripheral neuropathy;
●	NB-02, which has the potential to treat the symptoms of cognitive impairment and modify the progression of neurodegenerative diseases associated with the malfunction of a protein called tau, and with amyloid beta plaque deposition; and
●	Gemcabene, which is currently being assessed as an acute indication for COVID-19. Gemcabene was previously focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life-threatening cardiovascular disease, focused on orphan indications such as homozygous familial hypercholesterolemia, as well as nonalcoholic fatty liver disease/nonalcoholic steatohepatitis.

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

Basis of presentation and consolidation principles

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Going Concern

From its inception through June 30, 2021, the Company has devoted substantially all of its efforts to drug discovery and development and conducting clinical trials. The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. As of June 30, 2021, the Company had $9.5 million in cash. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $73.8 million as of June 30, 2021.

To date, the Company has raised capital principally through the private placements of common stock, warrants and redeemable convertible preferred stock as well as via the issuance of convertible notes. In January 2021, the Company entered into a private placement and issued common stock and warrants that resulted in gross proceeds of $10 million. On April 13, 2020, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued and sold shares of the Company’s common stock in a registered offering (the “Registered Offering”) which resulted in gross proceeds of $7.5 million. See Note 7 – Stockholders’ Equity. The Company will need to continue to raise a substantial amount of funds until it is able to generate revenues to fund its development activities.

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

The Company believes that its existing cash will be sufficient to fund its operations into the first quarter of 2022. The Company plans to continue to fund its operations and capital funding needs through a combination of equity offerings, debt financings, or other sources, potentially including collaborations, licenses and other similar arrangements. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company's stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company's ability to conduct its business.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is principally held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of June 30, 2021, the Company had deposits in excess of federally insured amounts by $9.1 million.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Comprehensive loss includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. Comprehensive loss currently consists of net loss and changes in foreign currency translation adjustments.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

3. Balance Sheet Detail (in thousands)

Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2021	2020
Research and development equipment	$158	$158
Office equipment	63	60
Total property and equipment	221	218
Less accumulated depreciation	(87)	(63)
Property and equipment, net	$134	$155

Depreciation expense was $12 for the three months ended June 30, 2021 and 2020, and $24 and $23 for the six months ended June 30, 2021 and 2020, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of:

	June 30,	December 31,
	2021	2020
External research and development expenses	$671	$218
Payroll related	58	277
Professional services	46	561
Other	36	40
Total	$811	$1,096

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

As of June 30, 2021, no Royalty Payments had been accrued as there were no potential milestones yet considered probable.

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

As of the June 30, 2021, no milestones had been accrued as there were no potential payments under the CVR Agreement or the CVR Amendment that were yet considered probable.

5. Commitments and Contingencies (in thousands)

Operating Leases

Boston Lease

On May 14, 2021, the Company entered into a non-cancelable operating lease for its corporate headquarters located in Boston Massachusetts. The agreement, effective August 1, 2021, has a six month term, and rental costs of approximately $3 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $2 over the term of the lease.

Prior to May 2021, the Company entered a non-cancelable operating lease for its corporate headquarters effective February 1, 2021. The lease had a six month term, and rental costs of approximately $3 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $1 over the term of the lease. Prior to February 1, 2021, a non-cancelable operating lease was in effect as of February 1, 2020 which had a one-year term and rental costs of $21 per month prior to the application of certain rent concessions granted by the landlord in the amount of $32.

No assets and liabilities were recognized for the corporate headquarter leases at June 30, 2021 and December 31, 2020. Due to the short-term nature of the leases, the Company recognized lease payments as an expense on a straight-line basis over the remaining lease term. For the three and six months ended June 30, 2021, expense under the corporate headquarters leases in the aggregate was $8 and $34, respectively. For the three and six months ended June 30, 2020, expense under the New Boston Lease and Boston Lease in the aggregate was $65 and $180, respectively, inclusive of a termination fee of $83, in each case.

Lease in Korea:

In May 2019, the Company entered a non-cancelable operating lease for its new facility in Korea (the “Korea Lease”). The initial lease term is five years with an option to renew for an additional five-year term. The lease commenced on July 2, 2019 and expires on July 1, 2024. The operating lease is subject to a deposit, base rent payments and additional charges for utilities and other common costs. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 10%, which corresponds to the Company’s incremental borrowing rate. As of June 30, 2021, the weighted average remaining lease term was 3.0 years. For the three month periods ended June 30, 2021 and 2020, the Company recorded non-cash expense of $7 and $8 related to the Korea Lease, respectively. For the six month periods ended June 30, 2021 and 2020, the Company recorded non-cash expense of $12 and $16 related to the Korea Lease, respectively. During the six month periods ended June 30, 2021 and 2020, the Company made cash payments of $16 for amounts included in the measurement of lease liabilities.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of June 30, 2021 (in thousands):

As of
June 30,
2021 (period July 1 to December 31)	$16
2022	32
2023	32
2024	17
Total lease payments	97
Less effect of discounting	(14)
Total	83
Short-term portion	(25)
Long-term portion	$58

Xiehecheng Cultivation Service Agreement

On September 1, 2018 and as amended on October 1, 2020, the Company entered into a cultivation service agreement with Xiehecheng Chinese Herm Limited Corporation for the cultivation of two plants used to manufacture the Company's clinical assets.

As of June 30, 2021, future minimum payments under the agreement, which is cancellable annually at the end of each research year, are as follows (in thousands):

December 31,

2021 (July 1 to December 31)	$66
2022	220
$286

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

As of June 30, 2021, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the YourChoice Agreement, and as such, no liabilities were recorded related to the YourChoice Agreement.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Pfizer License Agreement

Upon the close of the 2019 Merger, the exclusive license agreement with Pfizer, Inc. (“Pfizer”) for the clinical product candidate Gemcabene (the “Pfizer Agreement”) was assumed by the Company. Under the Pfizer Agreement, in exchange for this worldwide exclusive right and license to certain patent rights to make, use, sell, offer for sale and import the clinical product Gemcabene, the Company has agreed to certain milestone and royalty payments on future sales.

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

As of June 30, 2021 and December 31, 2020, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments, and as such, no liabilities were recorded related to the Pfizer Agreement.

Contingencies

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

6. License and Collaboration Agreement

Beijing SL License and Collaboration Agreement

Upon the close of the 2019 Merger, the License and Collaboration Agreement (the “Beijing SL Agreement”) with Beijing SL Pharmaceutical Co., Ltd. (“Beijing SL”) was assumed by the Company, pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, Gemcabene in mainland China, Hong Kong, Macau and Taiwan. The terms of the Beijing SL Agreement include payments based upon achievement of milestones and royalties on net product sales. Under the Beijing SL Agreement, the Company has variable consideration in the form of milestone payments. As of June 30, 2021, no revenue under the Beijing SL Agreement has been recognized.

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

Warrants

The following warrants were outstanding as of June 30, 2021 and December 31, 2020:

Exercise Price	Number Outstanding	Expiration Date	Number Exercisable
$186.75	1,440	July 2028	1,440
$260.00	39,115	March 2022	39,115
$12.50	37,500	April 2025	37,500
Total outstanding December 31, 2020	78,055		78,055

$$6.03	2,500,000	July 2026	—
Total outstanding June 30, 2021	2,578,055		78,055

8. Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying statements of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$—	$4	$—	$18
General and administrative	180	167	367	312
Total stock-based compensation	$180	$171	$367	$330

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

grant of stock options, restricted stock and other equity awards of the Company's common stock to employees, officers, consultants, and directors. Options expire within a period of not more than ten years from the date of grant.

The following table summarizes the Company’s activity related to its stock options for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020
Outstanding on January 1	920,355	633,277
Granted	—	360,000
Exercised	(114,310)	(84,589)
Forfeited/Cancelled	(270,287)	—
Outstanding on June 30	535,758	908,688

During the six month period ended June 30, 2020, 360,000 stock options were granted to non-employee directors. The options granted during the six month period ended June 30, 2020 vest over a three year period. The weighted average fair value per share of options granted during the six month period ended June 30, 2020 was $5.59. No options were granted during the three and six month periods ended June 30, 2021.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Expected stock price volatility	—	—	—	77.5%
Expected life of options (years)	—	—	—	5.8
Expected dividend yield	—	—	—	0%
Risk free interest rate	—	—	—	1.71%

Evergreen provision

Under the 2019 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years commencing on January 1, 2020 and ending on (and including) January 1, 2029, to an amount equal to the lesser of 4% of the common shares outstanding as of January 1st, or a lesser amount as determined by the board of

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

directors. The aggregate maximum number of shares of common stock that may be issued pursuant to the 2019 Plan under the evergreen provision is 6,680,000 shares of common stock. On January 1, 2021, 786,847 shares were added to the 2019 Plan as a result of the evergreen provision.

During the three month periods ended June 30, 2021 and 2020, 25,000 and 44,289 stock options vested, respectively, and 50,000 and 87,151 vested during the six month period ended June 30, 2021 and 2020, respectively. During the three month periods ended June 30, 2021 and 2020, zero stock options were forfeited, and 270,287 and zero stock options were forfeited during the six month periods ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, 5,172,646 shares in the aggregate were available for future issuance under the 2019 Plan and 2018 Plan. Unrecognized stock-based compensation cost for the stock options issued under the both the Company’s 2019 Plan and 2018 Plan was $0.7 million as of June 30, 2021. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.7 years.

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

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options	535,758	908,688	535,758	908,688
Warrants	2,578,055	78,055	2,578,055	78,055

10. Income Taxes

The effective tax rate for the three and six month periods ended June 30, 2021 and 2020 was zero percent. As a result of the analysis of all available evidence as of June 30, 2021 and December 31, 2020, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three and six month periods ended June 30, 2021 and 2020. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), allows for the deductions of expenses related to the Paycheck Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for during the three and six months ended June 30, 2021.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

11. Related Party Transactions (in thousands)

Agreements with Dong-A ST

On September 28, 2018, Private NeuroBo entered into a five year manufacturing and supply agreement with Dong-A ST Co., Ltd. (“Dong-A ST”) for manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials (the “Manufacturing Agreement”). There were no manufacturing related costs under the Manufacturing Agreement for the three and six months ended June 30, 2021 and 2020. The product manufacturing related costs, when incurred, are reflected as research and development expenses.

On June 7, 2020, the Company entered into a manufacturing and supply agreement (the “Manufacturing and Supply Agreement”) with Dong-A ST for the manufacturing and supply of NB-02 drug product and placebo for the purpose of research and development of NB-02, including but not limited to, the use in the first NB-02 human clinical trial to be conducted by the Company. Under the terms of the Manufacturing and Supply Agreement, upon receipt of a purchase order from the Company no later than 270 days prior to the requested delivery date, Dong-A ST has agreed to produce for the Company tablets of the NB-02 drug substance and placebos at a specified supply price. The Company is obligated to manufacture, or have manufactured, and supply to Dong-A ST the active pharmaceutical ingredients which are necessary to manufacture the NB-02 drug product. The Manufacturing and Supply Agreement has a five year term, subject to earlier termination under certain circumstances. The Company recognized no product manufacturing related costs under the Manufacturing and Supply Agreement for during the three and six months ended June 30, 2021 and 2020. None of the costs incurred under the Manufacturing Agreement remained unpaid as of June 30, 2021 or December 31, 2020.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

ANA001, our lead drug candidate, is a proprietary oral niclosamide formulation and was developed as a treatment for patients with moderate COVID-19. Niclosamide is a potential oral antiviral and anti-inflammatory agent with a long history of use and well-understood safety in humans. ANA001 is currently being studied in a 60-subject Phase 2 clinical trial conducted in the United States. We expect to complete our Phase 2 study in the fourth quarter of 2021.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

As of June 30, 2021, we had cash of $9.5 million. Operating at such level of scientific activity, we expect that our cash, including the net proceeds from the Registered Offering, will be adequate to fund operations into the first quarter of 2022.

We will need to raise additional capital to fund continued operations at the current level through the first quarter of 2022 and beyond. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. Any amounts raised will be used for further development of our product candidates and for other working capital purposes and, depending on the amount raised, for commencing clinical activity on NB-02 in the second half of 2021.

If we are unable to raise additional capital (which is not assured at this time, particularly as a result of recent depressed capital market conditions), our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. We have some ability to reduce costs further in 2021, thereby potentially lengthening our operational window further into the second quarter of 2022.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern. We have not established a source of revenues and, as such, have been dependent on funding operations through the sale of equity securities. Since inception, we have experienced

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

Key operating data

         We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $3.9 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively, and $7.2 million and $7.1 million for the six months ended June 30, 2021 and 2020, respectively. To date, we have not generated any revenue from product sales, collaborations with other companies, government grants or any other source, and do not expect to generate any revenue in the foreseeable future.

As of June 30, 2021, we had an accumulated deficit of $73.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Results of Operations

The following table summarizes our operating results for the periods indicated:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$2,012	$674	$1,338	$3,155	$2,826	$329
General and administrative	1,914	1,718	196	4,101	4,315	(214)
Total operating expenses	3,926	2,392	1,534	7,256	7,141	115
Loss from operations	(3,926)	(2,392)	(1,534)	(7,256)	(7,141)	(115)
Interest income	5	8	(3)	11	28	(17)
Other expense, net	—	—	—	—	(1)	1
Loss before income taxes	(3,921)	(2,384)	(1,537)	(7,245)	(7,114)	(131)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(3,921)	$(2,384)	$(1,537)	$(7,245)	$(7,114)	$(131)

Comparison of Three Months Ended June 30, 2021 and 2020

Research and Development Expenses

Research and development expenses were $2.0 million for the three months ended June 30, 2021 as compared to $0.7 million for the three months ended June 30, 2020. The $1.3 million increase in the second quarter of 2021 was primarily attributed to overall increase in research development activity in 2021 on a net basis when compared to the comparable quarter in the prior year.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended June 30, 2021, compared to $1.7 million for the three months ended June 30, 2020. The increase of $0.2 million in the current period was primarily due to additional insurance premium costs of $0.1 million, payroll costs of $0.1 million and consulting costs of $0.1 million, offset in part by a reduction of facility related costs of $0.1 million when compared to the comparable period in the prior year.

Interest Income

Interest income for the three month periods ended June 30, 2021 and 2020 was $5,000 and $8,000, respectively, related to cash deposits.

Comparison of Six Months Ended June 30, 2021 and 2020

Research and Development Expenses

Research and development expenses were $3.2 million for the six months ended June 30, 2021 as compared to $2.8 million for the six months ended June 30, 2020. The $0.3 million increase during the six months ended June 30, 2021 was primarily attributed to research and development costs associated for the development of ANA 001 in 2021 of approximately $1.8 million offset by CRO termination costs associated with the Phase 3 clinical trials of NB-01 in the amount of $0.7 million and the further development of Gemcabene under the CVR Agreement in the amount of $0.8 million that occurred during the comparable prior year period.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

General and Administrative Expenses

General and administrative expenses were $4.1 million for the six months ended June 30, 2021, compared to $4.3 million for the six months ended June 30, 2020. The decrease of $0.2 million was primarily due to a reduction in both legal costs in connection with the streamlining of our intellectual property portfolio in the amount of $0.3 million and a reduction in facility and accounting costs of $0.3 million when compared to the comparable prior year period, offset in part by an increase in payroll related costs of $0.1 million, insurance premium costs of $0.2 million and other operating costs of $0.1 million in the current period when compared to the comparable prior year period.

Interest Income

Interest income for the six month periods ended June 30, 2021 and 2020 was $11,000 and $28,000, respectively, related to cash deposits.

Other Expense, net

        Other expense, net incurred during the six month periods ended June 30, 2021 and 2020 was nominal.

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

As of June 30, 2021, we had cash of $9.5 million. We will need to raise additional capital to fund continued operations at the current level through the first quarter of 2022 and beyond. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. If we are unable to raise additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. We have some ability to reduce costs further in 2021, thereby potentially lengthening our operational window further into the second quarter of 2022.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(9,728)	$(6,462)
Net cash used in investing activities	(3)	(2)
Net cash provided by financing activities	9,164	6,858
Net (decrease) increase in cash	$(567)	$394

Operating Activities

  During the six month period ended June 30, 2021, operating activities used $9.7 million of cash, primarily resulting from our net loss of $7.2 million and from a decrease in our accounts payable and accrued liabilities of approximately $2.6 million attributed to payments in connection with the 2020 Merger and the timing of vendor invoicing.

During the six month period ended June 30, 2020, operating activities used $6.5 million of cash, primarily resulting from our net loss of $7.1 million offset by non-cash expenses related to stock-based compensation. leases and depreciation in the aggregate of $0.4 million. Net cash provided by changes in our operating assets and liabilities for the six month period ended June 30, 2020 was $0.3 million which primarily consisted of an increase in accounts payable of $1.0 million, offset in part by an increase in prepaid expenses and other current assets of approximately $0.8 million. The increase in prepaid expenses and other current assets was primarily due to the payment of insurance premiums. The net increase in accounts payable and accrued expenses was primarily attributed to the timing of vendor invoicing and payments.

Investing Activities

Investing activities during the six month periods ended June 30, 2021 and 2020 amounted to $3,000 and $2,000 in purchases of property and equipment, respectively.

Financing Activities

        During the six month period ended June 30, 2021, net cash provided by financing activities was $9.2 million, consisting of proceeds of $9.1 million from the 2021 Private Placement, net of issuance costs, and from the exercise of stock options of $72,000.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this report.

During the three and six months ended June 30, 2021, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K filed on April 15, 2021.

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

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 as a result of the material weaknesses described below and previously reported in our 2020 Form 10-K.

In connection with management’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified material weaknesses in our internal control over financial reporting related to accounting for clinical trial costs and accounting for mergers and acquisitions as

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

of December 31, 2020, which is in the process of being remediated as of June 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, there were misstatements in clinical accruals and expenses that were discovered during the audit process for the year ended December 31, 2020 and would not have been detected by our internal control over financial reporting, and management did not have effective controls to effectively assess the technical accounting related to the accounting for the asset acquisition as well as to identify erroneous inputs and assumptions used to value in-process research and development acquired pursuant to the 2020 Merger. See “Remediation Efforts to Address Material Weaknesses” below for steps we are taking to correct theses material weaknesses.

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this quarterly report fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with US. GAAP.

Changes in Internal Control Over Financial Reporting

Except as provided below under “Remediation Efforts to Address Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 1A.RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2020 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our 2020 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

WeWork Membership Agreement

On May 14, 2021, the Company entered into a new WeWork Membership Agreement (the “New Agreement”) with 200 Berkeley Street Tenant, LLC, an entity affiliated with WeWork, to continue leasing certain office space situated in Boston, MA. The term of the Company’s prior WeWork Membership Agreement, dated November 11, 2020, expired on July 31, 2021.

The New Agreement, effective August 1, 2021, has a six month term and provides for rental costs of approximately $3,000 per month, prior to the application of certain rent concessions granted by the landlord in the amount of approximately $2,000 over the six month term.

The foregoing summary of the New Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the New Agreement, a copy of which is filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021 and is incorporated herein by reference.

Akash Bakshi Release Agreement

On August 13, 2021, the Company entered into a Release Agreement (the “Release Agreement”) with Akash Bakshi, Chief Operating Officer of the Company. Pursuant to the Release Agreement, the Company and Mr. Bakshi agreed that Mr. Bakshi’s employment with the Company will terminate as of December 31, 2021 or such earlier date as determined by the Company (the “Resignation Date”).

Under the Release Agreement, subject to non-revocation of a general release and waiver of claims in favor of the Company, the Company has agreed to pay Mr. Bakshi a total of $125,000 less required deductions and withholdings, paid in approximately equal monthly installments during the six-month period commencing within 30 days after the Resignation Date. In addition, the Company has agreed to pay 100% of the cost of premiums for continued health insurance coverage through the earliest of (i) six months following the first day of the month following the Resignation Date, (ii) the date Mr. Bakshi becomes eligible for health insurance benefits from a subsequent employer, or (iii) the cessation of Mr. Bakshi’s health continuation rights under COBRA.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

The foregoing summary of the Release Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Release Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. This disclosure is provided in lieu of disclosure in Item 5.02 of Form 8-K, in accordance with SEC rules.

ITEM 6.              EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.1

Membership Agreement by and between WeWork and NeuroBo Pharmaceuticals, Inc., dated May 14, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2021).

10.2*	Release Agreement by and between Akash Bakshi and NeuroBo Pharmaceuticals, Inc., dated August 13, 2021.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: NeuroBo Pharmaceuticals, Inc.

SIGNATURE	TITLE	DATE

/s/ RICHARD KANG	President and Chief Executive Officer	August 16, 2021
Richard Kang	(Principal Financial Officer and duly authorized to sign on behalf of the registrant)