Form 10-Q
period 2021-09-30
NeuroBo Pharmaceuticals, Inc.
filed 2021-11-15
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of November 11, 2021 was 26,593,185.

NeuroBo Pharmaceuticals, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash	$6,984	$10,089
Prepaid expenses	812	546
Other assets	48	48
Total current assets	7,844	10,683
Right-of-use assets and other	111	130
Property and equipment, net	122	155
Total assets	$8,077	$10,968
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$953	$2,575
Accrued liabilities	922	1,096
Lease liability, short-term	26	24
Total current liabilities	1,901	3,695
Lease liability, long-term	51	70
Total liabilities	1,952	3,765
Commitments and contingencies (Notes 4, 5, 6 and 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued or outstanding as of September 30, 2021 and December 31, 2020.	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 22,285,492 and 19,671,182 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	22	20
Additional paid–in capital	83,349	73,713
Accumulated other comprehensive income	4	14
Accumulated deficit	(77,250)	(66,544)
Total stockholders’ equity	6,125	7,203
Total liabilities and stockholders’ equity	$8,077	$10,968

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$1,394	$1,265	$4,549	$4,091
General and administrative	2,070	1,795	6,171	6,110
Total operating expenses	3,464	3,060	10,720	10,201
Loss from operations	(3,464)	(3,060)	(10,720)	(10,201)
Interest income	3	6	14	34
Other expense, net	—	—	—	(1)
Loss before income taxes	(3,461)	(3,054)	(10,706)	(10,168)
Provision for income taxes	—	—	—	—
Net loss	(3,461)	(3,054)	(10,706)	(10,168)
Other comprehensive (loss) income, net of tax	1	13	(10)	(15)
Comprehensive loss	$(3,460)	$(3,041)	$(10,716)	$(10,183)
Loss per share:
Net loss per share, basic and diluted	$(0.16)	$(0.19)	$(0.49)	$(0.63)
Weighted average common shares outstanding:
Basic and diluted	22,285,492	16,427,307	22,036,184	16,135,000

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

			Additional	Accumulated
	Common Stock		Paid–In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	15,592,718	$16	$49,130	$12	$(36,866)	$12,292
Exercise of stock options	84,589	—	53	—	—	53
Stock–based compensation	—	—	159	—	—	159
Foreign currency translation adjustment	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(4,730)	(4,730)
Balance at March 31, 2020	15,677,307	16	49,342	(22)	(41,596)	7,740
Issuance of common stock in connection with equity financing	750,000	1	7,499	—	—	7,500
Transaction costs in connection with equity financing	—	—	(984)	—	—	(984)
Stock–based compensation	—	—	171	—	—	171
Issuance of broker warrants in connection with equity financing	—	—	289	—	—	289
Foreign currency translation adjustment	—	—	—	6	—	6
Net loss	—	—	—	—	(2,384)	(2,384)
Balance at June 30, 2020	16,427,307	17	56,317	(16)	(43,980)	12,338
Stock–based compensation	—	—	209	—	—	209
Foreign currency translation adjustment	—	—	—	13	—	13
Net loss	—	—	—	—	(3,054)	(3,054)
Balance at September 30, 2020	16,427,307	$17	$56,526	$(3)	$(47,034)	$9,506

Balance at December 31, 2020	19,671,182	$20	$73,713	$14	$(66,544)	$7,203
Issuance of common stock and warrants in connection with equity financing	2,500,000	2	9,998	—	—	10,000
Transaction costs in connection with equity financing	—	—	(908)	—	—	(908)
Stock–based compensation	—	—	187	—	—	187
Foreign currency translation adjustment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(3,324)	(3,324)
Balance at March 31, 2021	22,171,182	22	82,990	$7	(69,868)	13,151
Stock–based compensation	—	—	180	—	—	180
Exercise of stock options	114,310	—	72	—	—	72
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(3,921)	(3,921)
Balance at June 30, 2021	22,285,492	22	83,242	3	(73,789)	9,478
Stock–based compensation	—	—	107	—	—	107
Foreign currency translation adjustment	—	—	—	1	—	1
Net loss	—	—	—	—	(3,461)	(3,461)
Balance at September 30, 2021	22,285,492	$22	$83,349	$4	$(77,250)	$6,125

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net loss	$(10,706)	$(10,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	474	539
Non-cash lease expense	18	16
Depreciation	36	34
Change in assets and liabilities
Prepaid expenses and other assets	(219)	(351)
Accounts payable	(1,646)	460
Accrued and other liabilities	(192)	1,054
Net cash used in operating activities	(12,235)	(8,416)
Investing activities
Purchases of property and equipment	(3)	(2)
Net cash used in investing activities	(3)	(2)
Financing activities
Proceeds from equity offering	10,000	7,500
Issuance costs	(932)	(695)
Exercise of stock options	72	53
Net cash provided by financing activities	9,140	6,858
Net decrease in cash	(3,098)	(1,560)
Net foreign exchange difference	(7)	(10)
Cash at beginning of period	10,089	13,923
Cash at end of period	$6,984	$12,353

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental non-cash investing and financing transactions:
Unpaid deferred issuance costs	$25	$—
Placement warrants issued in connection with equity financing	$—	$289
Unpaid fixed asset purchases	$—	$2

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

Going Concern

From its inception through September 30, 2021, the Company has devoted substantially all of its efforts to drug discovery and development and conducting clinical trials. The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. As of September 30, 2021, the Company had $7.0 million in cash. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $77.2 million as of September 30, 2021.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

To date, the Company has raised capital principally through the registered offerings and private placements of common stock, warrants and redeemable convertible preferred stock as well as via the issuance of convertible notes. On April 13, 2020, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued and sold shares of the Company’s common stock in a registered offering (the “ April 2020 Registered Offering”) which resulted in gross proceeds of $7.5 million. In January 2021, the Company entered into a private placement and issued common stock and warrants that resulted in gross proceeds of $10 million. See Note 7 – Stockholders’ Equity. Lastly, in October 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued and sold shares of the Company’s common stock in a registered offering (“the October 2021 Registered Offering”) which resulted in gross proceeds of $14 million. See Note 12 – Subsequent Events. The Company will need to continue to raise a substantial amount of funds until it is able to generate revenues to fund its development activities.

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

The Company believes that its existing cash will be sufficient to fund its operations into the fourth quarter of 2022. The Company plans to continue to fund its operations and capital funding needs through a combination of equity offerings, debt financings, or other sources, potentially including collaborations, licenses and other similar arrangements. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company's stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company's ability to conduct its business.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company's condensed consolidated financial statements relate to accrued expenses and the fair value of stock-based compensation and warrant issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgements about the carrying values of assets and liabilities. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is principally held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of September 30, 2021, the Company had deposits in excess of federally insured amounts by $6.7 million.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Fair Value of Financial Instruments

The Company’s financial instruments include principally cash, prepaid, other assets, right of use assets, accounts payable, accrued liabilities and warrants. The carrying amounts of prepaid expenses, other assets, accounts payable, and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020. The Company adopted this new guidance on January 1, 2021 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. The amendments in this ASU are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted this new guidance on January 1, 2021 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its condensed consolidated financial statements.

3. Balance Sheet Detail (in thousands)

Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2021	2020
Research and development equipment	$158	$158
Office equipment	63	60
Total property and equipment	221	218
Less accumulated depreciation	(99)	(63)
Property and equipment, net	$122	$155

Depreciation expense was $12 for the three months ended September 30, 2021 and 2020, and $36 and $34 for the nine months ended September 30, 2021 and 2020, respectively.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Accrued liabilities

Accrued liabilities consist of the following as of:

	September 30,	December 31,
	2021	2020
External research and development expenses	$664	$218
Payroll related	153	277
Professional services	74	561
Other	31	40
Total	$922	$1,096

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

payment, a “Royalty Payment”) to the Stakeholders in the form, time and manner as set forth in the 2020 Merger Agreement, following the first commercial sale of each Niclosamide Product (as defined in the 2020 Merger Agreement) on a country-by-country and Niclosamide Product-by-Niclosamide Product basis.

As of September 30, 2021, no Royalty Payments had been accrued as there were no potential milestones yet considered probable.

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

As of the September 30, 2021, no milestones had been accrued as there were no potential payments under the CVR Agreement or the CVR Amendment that were yet considered probable.

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

No assets and liabilities were recognized for the corporate headquarter leases at September 30, 2021 and December 31, 2020. Due to the short-term nature of the leases, the Company recognized lease payments as an expense on a straight-line basis over the remaining lease term. For the three and nine months ended September 30, 2021, expense under the corporate headquarters leases in the aggregate was $7 and $41, respectively. For the three and nine months ended

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2020, expense under the New Boston Lease and Boston Lease in the aggregate was $64 and $244, respectively, inclusive of a termination fee of $83.

Lease in Korea:

In May 2019, the Company entered a non-cancelable operating lease for its new facility in Korea (the “Korea Lease”). The initial lease term is five years with an option to renew for an additional five-year term. The lease commenced on July 2, 2019 and expires on July 1, 2024. The operating lease is subject to a deposit, base rent payments and additional charges for utilities and other common costs. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 10%, which corresponds to the Company’s incremental borrowing rate. As of September 30, 2021, the weighted average remaining lease term was 2.75 years. For the three month periods ended September 30, 2021 and 2020, the Company recorded non-cash expense of $6 related to the Korea Lease. For the nine month periods ended September 30, 2021 and 2020, the Company recorded non-cash expense of $18 and $16 related to the Korea Lease, respectively. During the nine month periods ended September 30, 2021 and 2020, the Company made cash payments of $24 for amounts included in the measurement of lease liabilities.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of September 30, 2021 (in thousands):

As of
September 30,
2021 (period October 1 to December 31)	$8
2022	32
2023	32
2024	17
Total lease payments	89
Less effect of discounting	(12)
Total	77
Short-term portion	(26)
Long-term portion	$51

Xiehecheng Cultivation Service Agreement

On September 1, 2018 and as amended on October 1, 2020, the Company entered into a cultivation service agreement with Xiehecheng Chinese Herm Limited Corporation for the cultivation of two plants used to manufacture the Company's clinical assets.

As of September 30, 2021, future minimum payments under the agreement, which is cancellable annually at the end of each research year, are as follows (in thousands):

December 31,

2021 (October 1 to December 31)	$66
2022	220
$286

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

As of September 30, 2021, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the YourChoice Agreement, and as such, no liabilities were recorded related to the YourChoice Agreement.

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

As of September 30, 2021 and December 31, 2020, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments, and as such, no liabilities were recorded related to the Pfizer Agreement.

Contingencies

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

6. License and Collaboration Agreement

Beijing SL License and Collaboration Agreement

Upon the close of the 2019 Merger, the License and Collaboration Agreement (the “Beijing SL Agreement”) with Beijing SL Pharmaceutical Co., Ltd. (“Beijing SL”) was assumed by the Company, pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, Gemcabene in mainland China, Hong Kong, Macau and Taiwan. The terms of the Beijing SL Agreement include payments based upon achievement of milestones and royalties on net product sales. Under the Beijing SL Agreement, the Company has variable consideration in the form of milestone payments. As of September 30, 2021, no revenue under the Beijing SL Agreement has been recognized.

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

Warrants

The following warrants were outstanding as of September 30, 2021 and December 31, 2020:

Exercise Price	Number Outstanding	Expiration Date	Number Exercisable
$186.75	1,440	July 2028	1,440
$260.00	39,115	March 2022	39,115
$12.50	37,500	April 2025	37,500
Total outstanding December 31, 2020	78,055		78,055

$$6.03	2,500,000	July 2026	—
Total outstanding September 30, 2021	2,578,055		78,055

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying statements of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$—	$—	$—	$18
General and administrative	107	209	474	521
Total stock-based compensation	$107	$209	$474	$539

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

The following table summarizes the Company’s activity related to its stock options for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020
Outstanding on January 1	920,355	633,277
Granted	60,000	420,000
Exercised	(114,310)	(84,589)
Forfeited/Cancelled	(301,954)	(48,333)
Outstanding on September 30	564,091	920,355

During the three and nine month periods ended September 30, 2021, 60,000 stock options were granted to a non-employee director that vest over a three year period. During the three and nine month periods ended September 30, 2020, 60,000 and 420,000 options were granted and vest over a three year period. The weighted average fair value per share of options granted during the three and nine month periods ended September 30, 2021 was $3.01. The weighted average fair value per share of options granted during the three and nine month periods ended September 30, 2020 was $3.91 and $5.35, respectively.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Expected stock price volatility	79.0%	76.8%	79.0%	77.4%
Expected life of options (years)	5.8	5.8	5.8	5.8
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	0.9%	0.4%	0.9%	1.5%

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

During the three month periods ended September 30, 2021 and 2020, 20,000 and 28,333 stock options vested, respectively, and 70,000 and 115,485 vested during the nine month period ended September 30, 2021 and 2020, respectively. During the three and nine month periods ended September 30, 2021, 31,667 and 301,954 stock options were forfeited, respectively. During the three and nine month periods ended September 30, 2020, 48,333 stock options were forfeited.

As of September 30, 2021, 5,144,313 shares in the aggregate were available for future issuance under the 2019 Plan and 2018 Plan. Unrecognized stock-based compensation cost for the stock options issued under the both the Company’s 2019 Plan and 2018 Plan was $0.8 million as of September 30, 2021. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.8 years.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	564,091	920,355	564,091	920,355
Warrants	2,578,055	78,055	2,578,055	78,055

10. Income Taxes

The effective tax rate for the three and nine month periods ended September 30, 2021 and 2020 was zero percent. As a result of the analysis of all available evidence as of September 30, 2021 and December 31, 2020, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three and nine month periods ended September 30, 2021 and 2020. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense. If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), allows for the deductions of expenses related to the Paycheck Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for during the three and nine months ended September 30, 2021.

11. Related Party Transactions (in thousands)

Agreements with Dong-A ST

On September 28, 2018, Private NeuroBo entered into a five year manufacturing and supply agreement with Dong-A ST Co., Ltd. (“Dong-A ST”) for manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials (the “Manufacturing Agreement”). There were no manufacturing related costs under the Manufacturing Agreement for the three and nine months ended September 30, 2021 and 2020. The product manufacturing related costs, when incurred, are reflected as research and development expenses.

On June 7, 2020, the Company entered into a manufacturing and supply agreement (the “Manufacturing and Supply Agreement”) with Dong-A ST for the manufacturing and supply of NB-02 drug product and placebo for the purpose of research and development of NB-02, including but not limited to, the use in the first NB-02 human clinical trial to be conducted by the Company. Under the terms of the Manufacturing and Supply Agreement, upon receipt of a purchase order from the Company no later than 270 days prior to the requested delivery date, Dong-A ST has agreed to produce for the Company tablets of the NB-02 drug substance and placebos at a specified supply price. The Company is obligated to manufacture, or have manufactured, and supply to Dong-A ST the active pharmaceutical ingredients which are necessary to manufacture the NB-02 drug product. The Manufacturing and Supply Agreement has a five year term, subject to earlier termination under certain circumstances. The Company recognized no product manufacturing related costs under the Manufacturing and Supply Agreement for during the three and nine months ended September 30, 2021 and 2020. None of the costs incurred under the Manufacturing Agreement remained unpaid as of September 30, 2021 or December 31, 2020.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

12. Subsequent Events

Registered Direct Offering

On October 1, 2021, the Company entered into a Securities Purchase Agreement (the “October 2021 Securities Purchase Agreement”) with several institutional investors for the purchase and sale in a registered direct offering of 4,307,693 shares of the Company’s common stock, at a purchase price of $3.25 per share for gross proceeds of approximately $14.0 million.

The October 2021 Securities Purchase Agreement also provides for a concurrent private placement of warrants to purchase the Company’s common stock (the “October 2021 Warrants”) with the purchasers in the October 2021 Registered Offering. The October 2021 Warrants will be exercisable for up to an aggregate of 4,307,693 shares of common stock. The October 2021 Warrants will have an exercise price of $3.75 per share, will be exercisable commencing six months from the issuance date (the “Initial Exercise Date”), and will expire three and one-half years following the Initial Exercise Date.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements and related notes for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K (“2020 Form 10-K”) filed by the Company with the SEC on April 15, 2021, as amended.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on management’s beliefs, assumptions and expectations and information currently available to management. All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding the potential impacts of the COVID-19 pandemic on our business operations, cash flow, business development, and employees, our ability to execute on our strategic realignments, our clinical activities, benefits of our proposed products to patients, our expectations with respect to product development and commercialization efforts, potentially competitive product offerings, the possibility that we may be unable to raise sufficient funds necessary for our anticipated operations, intellectual property protection, our ability to integrate acquired businesses, our expectations regarding anticipated synergies with and benefits from acquired businesses and other risks and uncertainties described in our filings with the SEC.

In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that might subsequently arise.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our 2020 Form 10-K filed with the SEC on April 15, 2021, as amended on April 30, 2021, and in subsequent reports filed with or furnished to the SEC, which risk factors may by updated from time to time, and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.

Overview

NeuroBo Pharmaceuticals, Inc. (the “Company,” “we,” “us” or “our”) is a clinical-stage biotechnology company focused on developing and commercializing novel pharmaceuticals to treat neurodegenerative disorders affecting millions of patients worldwide. For more information on our business and our four product candidates,

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

ANA001, our lead drug candidate, is a proprietary oral niclosamide formulation and was developed as a treatment for patients with moderate COVID-19. Niclosamide is a potential oral antiviral and anti-inflammatory agent with a long history of use and well-understood safety in humans. ANA001 is currently being studied in a Phase 2/3

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

clinical trial conducted in the United States. We expect to complete the Phase 2 portion of the study in the first quarter of 2022.

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

NB-02. In order to preserve operating capital, we have postponed continued work on the IND and the first human clinical trials for NB-02 until global health and macroeconomic conditions improve, with a view toward commencing clinical trial activity in 2022, subject to improvement of the constraints imposed by the COVID-19 pandemic. We are also considering engaging with a strategic partner to assist with clinical trials for NB-02.

Gemcabene. In May 2020, we received written communication from the FDA that the clinical development program for Gemcabene remains on a partial clinical hold. We are currently exploring additional therapeutic indications for Gemcabene that may strengthen our pipeline of assets to treat viral diseases, including COVID-19, either as a stand-alone treatment or in combination with ANA001.

As of September 30, 2021, we had cash of $7.0 million. Operating at such level of scientific activity, we expect that our cash, including the net proceeds from the Registered Offering, will be adequate to fund operations into the fourth quarter of 2022.

We will need to raise additional capital to fund continued operations at the current level through the fourth quarter of 2022 and beyond. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. Any amounts raised will be used for further development of our product candidates and for other working capital purposes and, depending on the amount raised, for clinical activity on NB-02.

If we are unable to raise additional capital (which is not assured at this time, particularly as a result of recent depressed capital market conditions), our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. We have some ability to reduce costs further in late 2021 and 2022, thereby potentially lengthening our operational window further into the first quarter of 2023.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

Key operating data

         We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $3.5 million and $3.1 million for the three months ended September 30, 2021 and 2020, respectively, and $10.7 million and $10.2 million for the nine months ended September 30, 2021 and 2020, respectively. To date, we have not generated any revenue from product sales, collaborations with other companies, government grants or any other source, and do not expect to generate any revenue in the foreseeable future.

As of September 30, 2021, we had an accumulated deficit of $77.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

●	the timing and progress of preclinical and clinical development activities;
●	the number and scope of clinical programs that we decide to pursue;
●	our ability to maintain our current development programs and to establish new ones;
●	if we will be able to establish an appropriate safety profile with IND-enabling studies;
●	successful patient enrollment in, and the initiation and completion of, clinical trials;
●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
●	the receipt of regulatory approvals from applicable regulatory authorities;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	our ability to establish new licensing or collaboration arrangements;
●	if we will be able to establish agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates is approved;
●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
●	if we will be able to obtain, maintain, defend and enforce patent claims and other intellectual property rights;
●	if we will be able to launch commercial sales of our product candidates, if approved, whether alone or in collaboration with others;
●	if we will be able to maintain a continued acceptable safety profile of the product candidates following commercialization; or
●	the effect of competing technological and market developments.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Results of Operations

The following table summarizes our operating results for the periods indicated:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$1,394	$1,265	$129	$4,549	$4,091	$458
General and administrative	2,070	1,795	275	6,171	6,110	61
Total operating expenses	3,464	3,060	404	10,720	10,201	519
Loss from operations	(3,464)	(3,060)	(404)	(10,720)	(10,201)	(519)
Interest income	3	6	(3)	14	34	(20)
Other expense, net	—	—	—	—	(1)	1
Loss before income taxes	(3,461)	(3,054)	(407)	(10,706)	(10,168)	(538)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(3,461)	$(3,054)	$(407)	$(10,706)	$(10,168)	$(538)

Comparison of Three Months Ended September 30, 2021 and 2020

Research and Development Expenses

Research and development expenses were $1.4 million for the three months ended September 30, 2021 as compared to $1.3 million for the three months ended September 30, 2020. The $0.1 million increase in the third quarter of 2021 was primarily attributed to an increase in clinical trial costs in 2021 on a net basis when compared to the comparable quarter in the prior year.

General and Administrative Expenses

General and administrative expenses were $2.1 million for the three months ended September 30, 2021, compared to $1.8 million for the three months ended September 30, 2020. The increase of $0.3 million in the current period was primarily due to an increase in legal and consulting costs of $0.2 million, payroll costs of $0.1 million, public company costs of $0.1 million and insurance costs of $0.1 million, offset in part by a reduction in facility related costs of $0.1 million and stock-based compensation of $0.1 million when compared to the comparable prior year period.

Interest Income

Interest income for the three month periods ended September 30, 2021 and 2020 was $3,000 and $6,000 related to cash deposits, respectively.

Comparison of Nine Months Ended September 30, 2021 and 2020

Research and Development Expenses

Research and development expenses were $4.5 million for the nine months ended September 30, 2021 as compared to $4.1 million for the nine months ended September 30, 2020. The $0.4 million increase during the nine months ended September 30, 2021 was primarily attributed to research and development costs associated for the development of ANA 001 in 2021 of approximately $2.6 million offset by CRO termination costs associated with the Phase 3 clinical trials of NB-01 in the amount of $1.3 million and the further development of Gemcabene under the CVR Agreement in the amount of $0.8 million that occurred during the comparable prior year period.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

General and Administrative Expenses

General and administrative expenses were $6.2 million for the nine months ended September 30, 2021, compared to $6.1 million for the nine months ended September 30, 2020. The increase of $0.1 million was primarily due to payroll costs of $0.2 million, insurance costs of $0.4 million, consulting costs of $0.1 million and public company costs of $0.1 million, offset in part by a reduction in legal and accounting costs of $0.4 million and facility and other costs of $0.3 million when compared to the comparable prior year period.

Interest Income

Interest income for the nine month periods ended September 30, 2021 and 2020 was $14,000 and $34,000, respectively, related to cash deposits.

Other Expense, net

        Other expense, net incurred during the nine month periods ended September 30, 2021 and 2020 was nominal.

Liquidity and Capital Resources

October 2021 Registered Offering

On October 1, 2021, the Company entered into a securities purchase agreement (the “October 2021 Securities Purchase Agreement”) with several institutional investors for the purchase and sale in a registered direct offering (“Registered Offering”) of 4,307,693 shares of the Company’s common stock, at a purchase price of $3.25 per share for gross proceeds of approximately $14.0 million, before deducting the placement agent’s fees and related offering expenses.

The October 2021 Securities Purchase Agreement also provides for a concurrent private placement of warrants to purchase the Company’s common stock (the “October 2021 Warrants”) with the purchasers in the October 2021 Registered Offering. The October 2021 Warrants will be exercisable for up to an aggregate of 4,307,693 shares of common stock. The October 2021 Warrants will have an exercise price of $3.75 per share, will be exercisable commencing six months from the issuance date (the “Initial Exercise Date”), and will expire three and one-half years following the Initial Exercise Date.

January 2021 Purchase Agreement

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

activity, we directed our CRO partners and other vendors working on the Phase 3 clinical trials of NB-01 to cease all work and have terminated our existing contract arrangements with each of them.

As of September 30, 2021, we had cash of $7.0 million. Including the proceeds received from the October 2021 Registered Offering, we will need to raise additional capital to fund continued operations at the current level through the fourth quarter of 2022 and beyond. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. If we are unable to raise additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. We have some ability to reduce costs further in late 2021 and 2022, thereby potentially lengthening our operational window further into the first quarter of 2023.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(12,235)	$(8,416)
Net cash used in investing activities	(3)	(2)
Net cash provided by financing activities	9,140	6,858
Net decrease in cash	$(3,098)	$(1,560)

Operating Activities

  During the nine month period ended September 30, 2021, cash used from operating activities was $12.2 million, resulting from our net loss of $10.7 million, offset by non-cash expenses related primarily to stock-based compensation of $0.5 million, and from a working capital cash usage in the amount of approximately 2.0 million. The change in working capital consisted primarily of decreases in our accounts payable and accrued liabilities attributed to payments in connection with the 2020 Merger and the timing of vendor invoicing.

During the nine month period ended September 30, 2020, cash used from operating activities was $8.4 million, which consisted of our net loss of $10.2 million, offset by non-cash expenses related to stock-based compensation and depreciation in the aggregate of $0.6 million. Net cash provided by changes in our operating assets and liabilities for the nine month period ended September 30, 2020 was $1.2 million which consisted of an increase in accounts payable and accrued expenses of $1.5 million, offset in part by an increase in prepaid expenses and other current assets of approximately $0.3 million. The increase in prepaid expenses and other current assets was primarily due to the payment of insurance premiums. The net increase in accounts payable and accrued expenses was primarily attributed to the timing of vendor invoicing and payments and increases in clinical trial termination costs.

Investing Activities

Investing activities during the nine month periods ended September 30, 2021 and 2020 amounted to $3,000 and $2,000 in purchases of property and equipment, respectively.

Financing Activities

      During the nine month period ended September 30, 2021, net cash provided by financing activities was $9.1 million, consisting primarily of net proceeds from the 2021 Private Placement of $9.1 million and $72,000 from

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

proceeds from the exercise of stock options.

During the nine month period ended September 30, 2020, net cash provided by financing activities was $6.9 million, consisting of proceeds from an equity offering of $6.8 million, net of issuance costs, and from the exercise of stock options of $53,000.

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

During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K filed on April 15, 2021.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 as a result of the material weaknesses described below and previously reported in our 2020 Form 10-K.

In connection with management’s assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified material weaknesses in our internal control over financial reporting related to accounting for clinical trial costs and accounting for mergers and acquisitions as of December 31, 2020, which is in the process of being remediated as of September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, there were misstatements in clinical accruals and expenses that were discovered during the audit process for the year ended December 31, 2020 and would not have been detected by our internal control over financial reporting, and management did not have effective controls to effectively assess the technical accounting related to the accounting for the asset acquisition as well as to identify erroneous inputs and assumptions used to value in-process research and development acquired pursuant to the 2020 Merger. See “Remediation Efforts to Address Material Weaknesses” below for steps we are taking to correct theses material weaknesses.

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

Changes in Internal Control Over Financial Reporting

Except as provided below under “Remediation Efforts to Address Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

ITEM 6.           EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

4.1	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2021).
10.1

Release Agreement by and between Akash Bakshi and NeuroBo Pharmaceuticals, Inc., dated August 13, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021).

10.2

Form of Securities Purchase Agreement, dated as of October 1, 2021, by and among NeuroBo Pharmaceuticals, Inc. and the purchasers identified on the signature pagers thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2021).

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**

Furnished herewith. The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of NeuroBo Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: NeuroBo Pharmaceuticals, Inc.

SIGNATURE	DATE

/s/ RICHARD KANG	November 15, 2021
Richard Kang
President and Chief Executive Officer
(Principal Financial Officer and duly authorized to sign on behalf of the registrant)