Form 10-K
period 2021-12-31
NeuroBo Pharmaceuticals, Inc.
filed 2022-03-31
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act. Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $31.2 million based on the closing price on the Nasdaq Capital Market as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of March 25, 2022 was 26,661,771.

NEUROBO PHARMACEUTICALS, INC.

FORM 10-K

INDEX-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2021 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are neither historical facts nor assurances of future performance. Instead, these forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks, as fully described in “Item 1A. Risk Factors” in this Annual Report. The principal factors and uncertainties include, among others:

●	NeuroBo has only incurred losses since inception. NeuroBo expects to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	NeuroBo’s pursuit of potential therapeutic and prophylactic treatments for COVID-19 is at an early stage and subject to many risks. NeuroBo may be unable to receive approval for any of its COVID-19 product candidates in a timely manner, if at all, and its COVID-19 product candidates may never be approved.
●	The regulatory pathway for ANA001 is continually evolving, and may result in unexpected or unforeseen challenges.
●	NeuroBo may not be able to successfully develop NB-01 pursuant to its existing pathway or via other alternatives, including as an orphan drug or as a nutraceutical candidate.
●	The regulatory review and approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if NeuroBo is ultimately unable to obtain regulatory approval for its product candidates, its business will be substantially harmed.
●	NeuroBo’s profits from Gemcabene sales, if any, will be limited pursuant to our contingent value rights obligations, and NeuroBo, therefore, may, at any time and in its sole and absolute discretion, discontinue any and all further efforts to develop, divest or otherwise monetize Gemcabene, particularly as a treatment for cardiovascular conditions.
●	The results of NeuroBo’s Phase 2 clinical trial for ANA001 for treatment of COVID-19 are likely to be delayed due to the invasion of Ukraine by Russia in February 2022, which may delay the submission of the request to proceed with the Phase 3 clinical trial.
●	NeuroBo faces substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than it does.
●	NeuroBo’s commercial success depends upon attaining significant market acceptance of its product candidates, if approved, among hospitals, physicians, patients and healthcare payors.
●	Even if NeuroBo is able to commercialize a future pharmaceutical drug candidate, the profitability of such product candidate will likely depend in significant part on third-party reimbursement practices, which, if unfavorable, would harm its business.
●	Product liability lawsuits against NeuroBo could cause it to incur substantial liabilities and could limit commercialization of any product candidate that it may develop.
●	NeuroBo has relied and will rely on third-party clinical research organizations (CROs) to conduct its preclinical studies and clinical trials. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, NeuroBo may not be able to obtain regulatory approval for or commercialize its product candidates and its business could be substantially harmed.
●	NeuroBo relies on third parties to manufacture its product candidates and preclinical and clinical drug supplies.
●	If NeuroBo is unable to obtain and maintain sufficient intellectual property rights, its competitive position could be harmed.
●	NeuroBo may not be able to protect or practice its intellectual property rights throughout the world.
●	NeuroBo may become involved in lawsuits to protect or enforce its intellectual property, which could be expensive, time consuming and unsuccessful.
●	NeuroBo may be subject to damages resulting from claims that its employees or NeuroBo has wrongfully used or disclosed alleged trade secrets of their former employers.

●	NeuroBo currently has a limited number of employees and our future success depends on its ability to retain our executive officers and to attract, retain and motivate qualified personnel.
●	NeuroBo’s trade secrets are difficult to protect and if NeuroBo is unable to protect the confidentiality of its trade secrets, its business and competitive position would be harmed.
●	NeuroBo’s business is subject to risks arising from epidemic diseases, such as the recent COVID-19 pandemic.
●	The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses to holders of our common stock.
●	If we are unable to comply with Nasdaq's continued listing requirements, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.
●	We may enter into financing transactions that are dilutive to our stockholders, impose material restrictions on our business and/or require us to relinquish valuable rights.
●	NeuroBo is a "smaller reporting company" and cannot be certain whether the reduced reporting requirements applicable to such companies could make its common stock less attractive to investors.
●	NeuroBo’s largest shareholder may use its significant interest to take actions not supported by NeuroBo’s other shareholders, including to initiate or support shareholder activism, an unsolicited takeover proposal, or a proxy contest, which could negatively impact NeuroBo’s business.

PART I

ITEM 1. BUSINESS

Overview

NeuroBo Pharmaceuticals Inc. (the “Company,” “NeuroBo,” “we,” “us” or “our”) is a clinical-stage biotechnology company with four therapeutic programs designed to impact a range of indications in coronavirus, neurodegenerative and cardiometabolic disease:

●	ANA001, our lead drug candidate, is a proprietary oral niclosamide formulation and is being developed as a treatment for patients with moderate coronavirus disease (COVID-19). Niclosamide is a potential oral antiviral and anti-inflammatory agent with a long history of use and well-understood safety in humans. ANA001 is currently being studied in a 60-subject Phase 2 clinical trial conducted in the United States, with a Phase 3 component dependent on the outcome of the Phase 2 data.
●	NB-01 was primarily focused on the development of a treatment for painful diabetic neuropathy (PDN). We are currently exploring alternatives with respect to the future of NB-01, including bringing the NB-01 asset to the market through a different regulatory pathway, such as with an orphan drug indication or as a nutraceutical.
●	NB-02 has the potential to treat the symptoms of cognitive impairment and modify the progression of neurodegenerative diseases associated with the malfunction of a protein called tau, and with amyloid beta plaque deposition.
●	Gemcabene is currently being assessed as for additional indications including COVID-19. Gemcabene was previously being developed for the treatment of dyslipidemia, a serious medical condition that increases the risk of life-threatening cardiovascular disease, and was focused on orphan indications such as homozygous familial hypercholesterolemia (HoFH), as well as severe hypertriglyceridemia (SHTG).

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

Strategy

Our goal is to discover, develop and commercialize novel therapeutics designed to impact a range of indications in neurodegenerative and cardiometabolic disease and nutraceuticals for their respective health areas. The key elements of our business strategy to achieve this goal include:

●	Pursue ANA001 as a treatment and/or prophylaxis for COVID-19.
●	Explore alternatives for the future of NB-01, including assessing whether to pursue NB-01 as an orphan drug and/or as a nutraceutical product.
●	Explore out licensing opportunities for NB-02.
●	Explore additional acute therapeutic indications for Gemcabene that may strengthen our pipeline of assets..
●	Continue to hire highly qualified management and personnel in advancing drug development, achieving marketing approval, and implementing our corporate growth strategy.

Product Candidates

ANA001: Treatment of COVID-19 Symptoms

ANA001, NeuroBo’s lead drug candidate, is a proprietary oral niclosamide formulation and is being developed as a treatment for patients with moderate COVID-19 (patients not requiring ventilators). Niclosamide is a potential oral antiviral and anti-inflammatory agent with a long history of use and documented safety in humans. ANA001 is currently being studied in a 60-subject Phase 2 clinical trial being conducted at up to 10 clinical sites in the United States. Niclosamide has demonstrated both antiviral and immunomodulatory activity with possible downstream effects on coagulation abnormalities observed in COVID-19. In preclinical research by an independent academic group published in Antimicrobial Agents and Chemotherapy, niclosamide inhibited viral replication in vitro and was more potent than remdesivir and chloroquine in the same assay.

Specifically, studies have shown niclosamide prevents replication of SARS-CoV-2 at very low concentrations and that the compound appears to exhibit three distinct mechanisms of action: 1) acting as a potent antiviral to a broad homology of other viruses including influenza; 2) reducing inflammation without suppressing the immune system; and 3) providing bronchodilation, which is a useful pulmonary mechanism for at-risk patients with underlying cardiovascular and/or pulmonary conditions.

As a result, the Company believes ANA001 has the potential to reduce the viral load and inflammation associated with cytokine dysregulation, acute respiratory distress syndrome (ARDS), and coagulation abnormalities and thus improve time to clinical improvement as defined as hospital discharge recorded using the World Health Organization (“WHO”) Ordinal Scale for Clinical Improvement. We also believe the three key mechanisms of action may also be effective in treating COVID in the outpatient setting or as a prophylaxis.

Background

ANA001 is a proprietary oral niclosamide formulation which is in development as a treatment for patients with moderate COVID-19. Niclosamide is an oral antiviral and anti-inflammatory agent with a long history of safety in humans. The active pharmaceutical ingredient (API) of ANA001 is niclosamide (Figure 1), a chlorinated salicylanilide with anthelmintic, antiviral, anti-inflammatory and bronchodilator activity. Niclosamide was discovered in 1958 and was approved by the U.S. Food and Drug Administration (the “FDA”) in 1982 under New Drug Application (NDA) 018669 (Bayer Pharmaceuticals) for the treatment of tapeworm infections, although it has since been voluntarily discontinued from marketing in the U.S., and all patents or applications that were originally filed by Bayer AG to cover niclosamide or its use in treating tapeworm have been expired or abandoned. Niclosamide is approved in many other countries for the treatment of tapeworm infections and has been used to safely treat millions of patients globally. Niclosamide is also on the WHO’s List of Essential Medicines (World Health Organization, 2019) In the past several years, mounting evidence has accumulated that niclosamide is a multifunctional drug that is able to regulate multiple signaling pathways and biological processes, suggesting it may be developed as a novel treatment for more than just helminthic infection. Niclosamide is being studied for a variety of clinical indications beyond its use as an anthelmintic, such as cancer, rheumatoid arthritis, diabetic neuropathy, metabolic syndrome and COVID-19.

Fig. 1: Chemical structure of niclosamide.

Necessity to Develop a COVID-19 Therapeutic

Coronaviruses (CoVs) are single‐stranded RNA viruses that infect a wide variety of animals and primarily cause respiratory tract infections in humans. Recent outbreaks of novel CoVs, including SARS-CoV and MERS-CoV, have caused significant international concern and mortality. Surpassing both of these in severity and loss of life, the current outbreak of SARS-CoV-2 represents a severe public health emergency. COVID-19, the disease caused by a SARS-CoV-2, continues to spread worldwide. As of March 7, 2022, more than 445 million confirmed cases of COVID-19 have been reported worldwide, with more than 5.9 million deaths from the disease. In the United States alone, the total number of COVID-19 cases as of March 6, 2022 is more than 79 million and the total number of deaths is more than 955,000. As of March 6, 2022, more than 555 million doses of vaccine have been administered in the United States. In addition to this tremendous toll, the Centers for Disease Control and Prevention (CDC) has reported that patients who have recovered from COVID-19 often exhibit long-term negative impacts such as fatigue, shortness of breath, cough, joint pain and chest pain. These symptoms sometimes require extended hospitalizations, resulting in health care costs in excess of $10,000/day. Therefore, it is necessary to develop countermeasures, such as therapeutics, that can improve the outcomes for patients who become infected with COVID-19.

The approval of multiple SARS-CoV-2 vaccines has helped to slow the spread of the disease and lessen the number of deaths and hospitalizations. However, the protective efficacy of these vaccines are vulnerable to antigenic changes and can be greatly affected by viral changes in the spike protein. The spread of the Omicron (B.1.1.529) variant and the ability of the virus to evade antibody neutralization in individuals previously vaccinated or infected as well as those receiving several of the monoclonal antibodies underscores this vulnerability. While it is expected the SARS-CoV-2 virus will become endemic, we believe that additional therapeutic and preventative options will be needed for years to come.

As of March 2022, multiple treatment options have been approved or given emergency use authorization by the FDA. For hospitalized patients treatments include remdesivir (VEKLURY®), dexamethasone, baricitinib (OLUMIANT®), and tocilizumab (ACTEMRA®). Of these, only remdesivir (VEKLURY®) is considered to be an antiviral. For outpatients at high-risk for progression to severe COVID-19, antiviral treatment options include remdesivir (VEKLURY®), nirmatrelvir/ritonavir (PAXLOVID™) and molnupiravir. In addition, several monoclonal antibody preparations have been approved for use for the outpatient treatment of mild to moderate COVID-19; sotrovimab, bebtelovimab, casirivimab/imdevimab (REGEN-COV®), and bamlanivimab/etesevimab. However, as of the date of this Annual Report, only sotrovimab and bebtelovimab are currently authorized for use within the United States. This is because the widely circulating Omicron strain (B.1.1.529) is resistant to casirivimab/imdevimab (REGEN-COV®), and bamlanivimab/etesevimab. With regard to pre-exposure prophylaxis for prevention of COVID-19, the monoclonal antibody combination of tixagevimab/cilgavimab (EVUSHELD™) is approved for use in certain individuals who are immunocompromised or have contraindications to an approved SARS-CoV-2 vaccine.

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

A white paper from the University of Southern California Schaeffer Center for Health Policy and Economics reported (Mulligan et al., 2020):

●	a hypothetical treatment administered outside the hospital that reduces hospitalization risk by 50% would be expected to result in 285,000 fewer hospitalizations, up to 71,000 fewer deaths, and up to $88 billion in value by the end of 2021; and
●	a hospital-based treatment that reduces mortality and length of stay by 30% would be expected to save 51,000 to 85,000 lives, and generates up to $106 billion in value by the end of 2021.

ANA001 has the potential to benefit patients in the outpatient setting and may also be effective as a prophylaxis treatment. Both reduction in duration of symptoms and the potential to reduce transmission would be a benefit to patients and significantly reducing healthcare expenditures.

Development Rationale

Niclosamide has broad in vitro antiviral activity (Figure 2) including activity against severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2). Additionally, niclosamide has in vitro anti-inflammatory properties due to its inhibition of nuclear factor kappa-light-chain-enhancer of activated B cells (NF-κB) and signal transducer and activator of transcription 3 (STAT3), two main drivers to induce the expression of proinflammatory cytokines. In addition, a recent in vitro study showed that niclosamide works as a potent bronchodilator that relaxed histamine induced constriction of human bronchial rings (Miner et al., 2019).

Figure. 2: Broad antiviral activity of niclosamide (modified from Xu et al., 2020). Niclosamide has demonstrated in vitro activity against severe acute respiratory syndrome coronavirus (SARS-CoV), Middle East respiratory syndrome coronavirus (MERS-CoV), Zika virus (ZIKV), Japanese encephalitis virus (JEV), hepatitis C virus (HCV), Ebola virus (EBOV), human rhinoviruses (HRVs), Chikungunya virus (CHIKV), human adenovirus (HAdV), and Epstein−Barr virus (EBV).

Antiviral Activity of Niclosamide

Niclosamide demonstrates potent in vitro activity against SARS-CoV-2 (Table 1) with a mean IC50= 0.19 μM and is also active against SARS-CoV-1 and MERS-CoV (Wu et al., 2004, Wen et al., 2007, Gassen et al., 2019).

Table 1. In Vitro Niclosamide Activity Against SARS-CoV-2
Virus	Cell Line	IC50	Source
SARS-CoV-2 (β-CoV/Munich/BavPat1/2020)	VeroFM	0.13 μM	Gassen et al., 2021
SARS-CoV-2 (β-CoV/Munich/BavPat1/2020)	VeroE6	0.06 μM	Weiss et al., 2021
SARS-CoV-2 (β-CoV/Korea/KCDC03/2020)	Vero	0.28 μM	Jeon et al., 2020
SARS-CoV-2 (β-CoV/Korea/KCDC03/2020)	Vero	0.20 μM	Lee et al., 2021
SARS-CoV-2 (UVE/SARS-CoV2/2020/FR/ISA_D614)	VeroE6	0.13 μM	Weiss et al., 2021
SARS-CoV-2 (β-CoV/England 02/2020/407073)	VeroE6	0.34 μM	Braga et al., 2021
SARS-CoV-2 (β-CoV/Egypt/NRC-3/2020)	VeroE6	0.16 μM	Mostafa et al., 2020
Mean SARS-CoV-2 Activity	Vero	0.19 μM

Furthermore, multiple studies indicate niclosamide maintains highly active in vitro activity against SARS-CoV-2 variants of concern (Figure 3) like Alpha (B.1.1.7), Beta (B.1.351), and Delta (B.1.617.2) (Lee et al., 2021; Weiss et al., 2021).

Figure 3. In Vitro Niclosamide Activity Against SARS-CoV-2 Variants of Concern (Weiss et al., 2021)

The antiviral mechanism of action for niclosamide has not been fully elucidated, however it appears niclosamide works at the cellular level to inhibit viral replication. In some viruses, including SARS-CoV-2, studies have demonstrated niclosamide acts as a protonaphore to increase endosomal pH. As a consequence multiple pH-dependent steps of the virus life cycle are impaired, including viral and host membrane fusion and uncoating, viral RNA replication (by inhibition of viral polyprotein processing), and the maturation process of the progeny virions (Jurgit et al., 2012; Jung et al., 2019; Prabhakara et al., 2021). Recently, studies with MERS-CoV (Gassen et al., 2019) and SARS-CoV-2 indicate replication is reduced by niclosamide via SKP2-inhibition, thus enhancing autophagy (Gassen et al., 2021). Furthermore, it was shown that pretreating cells for 24 h with 5 µM niclosamide followed by drug washout and viral infection reduced SARS-CoV-2 replication significantly and as potently as spermidine, a natural enhancer of autophagy (Gassen et al., 2021). This indicates, in addition to treating SARS-CoV-2, niclosamide has potential as a prophylactic COVID-19 treatment and serum concentrations may not need to continuously exceed in vitro inhibitory levels to be effective. In summary, these results highlight the potency of niclosamide to inhibit replication of coronaviruses, in particular, SARS-CoV-2.

Anti-Inflammatory Activity of Niclosamide

Cytokine release syndrome associated with SARS-CoV-2 infection may lead to acute respiratory distress syndrome, a widespread inflammation in the lungs and increased blood clotting. Two transcription factors - nuclear factor kappa-light-chain-enhancer of activated B cells (NF-κB) and signal transducer and activator of transcription 3 (STAT3) – are key drivers of cytokine release. Niclosamide was shown to inhibit them in vitro thus decreasing the production of proinflammatory cytokines.

NF-κB is a transcription factor that induces the expression of pro-inflammatory cytokines. In vitro experiments with U2OS cells demonstrated that niclosamide inhibited NF-kB transcription, its binding to deoxyribonucleic acid (DNA), tumor necrosis factor (TNF)-induced phosphorylation of IκBα, translocation of p65 into the nucleus, and expression of NF-κB-regulated downstream genes. The IC50 of niclosamide to inhibit NF-kB transcription was 0.13 µM (Figure 4) (Jin et al., 2010).

Figure. 4: Niclosamide prevents TNF-induced NF-κB activation. U2OS cells were co-transfected with NF-κB–TATA-Luc and renilla luciferase reporter plasmids. 24 h later, cells were first treated with different concentrations of niclosamide and then with 0.1 nmol/L TNFα, and luciferase intensity was measured. Shown are means of the fold change ± standard error of three independent experiments. * P < 0.05; ** P < 0.01. Modified from Jin et al., 2010.

Signal transducers and activators of transcription (STATs) are a class of transcription factors that regulate cellular and biological processes, including immune responses and angiogenesis, by modulating the expression of specific target genes (Yu et al., 2007). Upon stimulation by cytokines such as interleukin 6 (IL-6), tyrosine residue 705 (Tyr-705) in the STAT3 SH2 domain is phosphorylated, consequently inducing STAT3 to dimerize, translocate into the nucleus, and induce its binding to specific DNA response elements of target genes (Schuringa et al., 2000). Niclosamide has been shown to inhibit activation and transcriptional function of STAT3 in vitro. HeLa cells were transfected with a luciferase reporter driven by a promoter sequence with 7 STAT3 binding sites so that luciferase becomes active upon STAT3 binding. Niclosamide prevented binding and thus the transcriptional function of STAT3 with an IC50 of 0.25 μM (Figure 5) (Ren et al., 2010).

Figure. 5: Niclosamide inhibits STAT3 activity. Luciferase reporter activity was evaluated after 24 h of treatment with different concentrations of niclosamide. Relative luciferase units were the ratio of the absolute activity of firefly luciferase to that of renilla luciferase. Results are representatives of three independent experiments. Modified from Ren et al., 2010.

Bronchodilator Activity of Niclosamide and Potential Pulmonary Benefit

Niclosamide has been shown in vitro and in animal models to act as a potent bronchodilator by inhibiting protein transmembrane member 16A (TMEM16A), a calcium-activated chloride channel. This ion channel is implicated in controlling both airway smooth muscle cell contraction and epithelial mucin secretion. Through inhibition of TMEM16A (IC50= 0.13 μM), niclosamide exerts its activity as a bronchodilator in vitro and in a mouse model (Cabrita et al., 2019; Centio et al., 2020; Centio et al., 2021; Miner et al., 2019).

In addition to inhibiting TMEM16A, niclosamide has been shown to inhibit TMEM16F as well (Cabrita et al., 2019; Centio et al., 2020; Centio et al., 2021; Braga et al., 2021). Inhibition of TMEM16F is associated with several potential benefits in patients with COVID-19. Most notably, niclosamide blocks SARS-CoV-2 induced syncytia formation via TMEM16F (Braga et al., 2021). Also by inhibiting TMEM16A and TMEM16F, pulmonary mucous secretion is decreased which has been demonstrated in a mouse model (Cabrita et al., 2019; Centio et al., 2021). Furthermore, niclosamide prevents spike-induced platelet procoagulant activity and thrombin formation, by inhibiting TMEM16F activity in platelets (Cappelletto et al., 2022). Overall, the inhibitory effects of niclosamide on TMEM16A and TMEM16F may further help to explain the antithrombotic and anti-inflammatory effects of the drug and its benefit for severe pulmonary infections like COVID-19 (Braga et al., 2021).

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

Table 4: Pharmacokinetic Data of Niclosamide After Oral Administration

Species	Dose	Cmax	Reference
Mouse	200 mg/kg	2.7 μM; first peak, 0.2 μM; second peak	Osada et al., 2011
Mouse	50 mg/kg	2.9±0.1 μM	Lodagekar et al., 2019
Rat	5 mg/kg	1.1±0.5 μM	Chang et al., 2006
Rat	5 mg/kg	0.5 μM; first peak, 0.1 μM; second peak	Lin et al., 2016
Rabbit	100 mg/kg	5.6±0.9 μM	Rehman et al., 2018
Dog	125 mg/kg	4.9 μM	Andrews et al., 1982

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

In addition, according to a safety review of niclosamide, pyrantel, triclabendazole and oxamniquine report of the WHO, there were 84 reported adverse drug reactions related to niclosamide between 1975 and 2004 in the WHO database. They include 173 reports from 16 countries and the most common reactions are related to skin and appendages (41 reports), GI tract (37 reports), cardiovascular system (28 reports) and anaphylactic reactions (9 reports) (Ofori-Adjei et al., 2008).

Clinical studies by NeuroBo and other sponsors with niclosamide for various indications (including COVID-19) are summarized in Table 5, Table 6, Table 7, Table 8 and Table 9. Data regarding active studies listed on clinicaltrials.gov is as of February 26, 2022.

Table 5: Human Studies in Healthy Volunteers

Study Title	N	Dose Regimen	Reference
Phase 1 Clinical Study	20	Group 1: placebo Group 2: 2 g once per day for 3 days; this regimen was repeated after 6 days	NDA 018669
Unknown	Unknown	Adults: single dose 1,000-2,000 mg	Hecht and Gloxhuber, 1960, translated
	Unknown	Children (6-15 years): single dose 750-1,000 mg

NCT = National clinical trial

Table 6: Human Studies in Patients (Tapeworm)

Study Title	N	Dose Regimen	Reference
Phase 3 Clinical Study	2,385 evaluable subjects	2,000 mg/day for 1-7 days	NDA 018669
Targeted Screening for Taenia Solium Tapeworms	1,811	single oral dose of 1,000 mg (11-34 kg), 1,500 mg (35-50 kg), 2,000 mg (>50 kg)	Garcia HH et al., 2016 and NCT01296958 (completed)
Unknown	3,663 (patients infected with T. saginata)	adults: single oral dose of 2,000 mg, children (>6 years): single oral dose of 1,000 mg, children (<6 years): 500-1,000 mg	NDA 018669
Unknown	297 (patients infected with D. latum)	2,000 mg single oral dose	NDA 018669
Unknown	464 (patients infected with H. nana; world-wide survey)	daily administration for 5-7 days	NDA 018669
Unknown	34 (patients infected with T. saginata)	2,000 mg oral dose (1,000 mg followed by 1,000 mg after one hour)	Abrams et al., 1963
Niclosamide treatment of cestodiasis	47

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

	37 (estimated)	2,000 mg orally until disease progression or toxicity	Burock, et al., 2018; Burock et al., 2020 and NCT02519582 (status unknown)
Abiraterone Acetate, Niclosamide, and Prednisone in Treating Patients with Hormone-Resistant Prostate Cancer	40 (estimated)	oral dose twice a day; courses repeat every 4 weeks in the absence of disease progression or unacceptable toxicity	NCT02807805 (recruiting)
Enzalutamide and Niclosamide in Treating Patients with Recurrent or Metastatic Castration-Resistant Prostate Cancer	12 (estimated)	oral dose twice a day in combination with enzalutamide on week 1-4; courses repeat every 4 weeks in the absence of disease progression or unacceptable toxicity	NCT03123978 (recruiting)
Niclosamide for Familial Adenomatous Polyposis	72 (estimated)	650 mg orally once a day for 6 months	NCT04296851 (recruiting)
A Study of Niclosamide in Patients with Resectable Colon Cancer	1	orally daily from day 1-7 prior to surgery	NCT02687009 (terminated, low accrual)
Phase 1 Study of Niclosamide in Pediatric Patients With Relapsed and Refractory AML	16	Oral doses scaled from 250 to 1200 mg/m2 divided BID for 14 days.	NCT05188170 (not yet recruiting)

NCT = National clinical trial

Table 8: Human Studies in Patients (Various Indications)

Study Title	N	Dose Regimen	Reference

Niclosamide With Etanercept in Rheumatoid Arthritis	110	500 mg BID with 50 mg etanercept weekly for 8 weeks	Al-Gareeb et al., 2018 and NCT03160001 (completed)
Niclosamide Role in Diabetic Nephropathy	60 (estimated)	1,000 mg orally once daily for six months in combination with maximum tolerated dose of ACE inhibitors	NCT04317430 (recruiting)
A Study of Niclosamide Enemas in Subjects with Active Ulcerative Proctitis or Ulcerative Proctosigmoiditis	56 (estimated)	150 mg/60 mL or 450 mg/60 mL enemas given BID for 6 weeks	NCT03521232 (recruiting)

NCT = National clinical trial

Table 9: Human Studies in Patients (COVID-19)

Study Title	N	Dose Regimen	Reference
Niclosamide for Patients With Mild to Moderate Disease From Novel Coronavirus (COVID-19)	100 (estimated)	2,000 mg orally once daily for 7 days	Cairns et al, 2022 and NCT04399356 (completed)
Phase I Study to Evaluate the Safety, Tolerability, and Pharmacodynamics (PD) of DWRX2003 (Niclosamide IM Depot) Injection Following Intramuscular Administration in COVID-19 Patients	40 (estimated)	Four intramuscular injections of DWRX2003 at pre-defined injection sites (total amount of niclosamide administered per dosing group is 96 mg, 288 mg, 480 mg, 672 mg and 960 mg, respectively)	NCT04541485 (terminated, lack of patients)

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

	24 (estimated)	Two intramuscular injections of DWRX2003 at pre-defined injection sites (total amount of niclosamide administered per dosing group is 96 mg, 432 mg and 960 mg, respectively)	NCT04749173 (completed)
A Phase 2/3 Randomized and Placebo-Controlled Study of ANA001 in Moderate and Severe COVID-19 Patients	436 (estimated)	1,000 mg orally twice per day for 7 consecutive days	NCT04603924 (recruiting)
A Randomized, Double-Blind, Single and Multiple Ascending Dose Study to Assess the Safety and Pharmacokinetics of Niclosamide in Healthy Adults	66 (estimated)	SAD study: single oral dose (1,000 mg, 2,000 mg or 3,000 mg) MAD study: oral dose twice daily or thrice daily for 7 consecutive days (total daily dose will not exceed 2,000 mg)	NCT04705415 (recruiting)
A Phase 2 Randomized Double Blind, Placebo-controlled Study on the Safety and Efficacy of Niclosamide in Patients With COVID-19	148 (estimated)	Oral dose (400 mg 3 times daily for 14 consecutive days)	NCT04542434 (not yet recruiting)
Phase 2, Multicentre, Randomized, Double Blind, 2 Arms Placebo-controlled Study in Adults With Moderate COVID-19 With Gastrointestinal Signs and Symptoms	100 (estimated)	Oral dose (3 times daily for 14 consecutive days, dose unknown)	NCT04436458 (not yet recruiting)

A Phase III, Randomized, Placebo-controlled, Clinical Trial to Evaluate the Efficacy and Safety of Co-administered Niclosamide in Patients Treated With an Established Regimen for Novel Coronavirus Infectious Disease (COVID-19)

	200 (estimated)	200 mg/10 mL suspension administered 3 times daily for 5 consecutive days	NCT04558021 (recruiting)
Safety of Ascending Doses of Niclosamide (UNI911 INHALATION) in Healthy Volunteers	64	SAD and MAD study of different concentrations of UNI911	NCT04576312 (completed)
Safety and Pharmacokinetics of a Novel Niclosamide Solution in Combination With Camostat	28	SAD and MAD study of different doses of niclosamide alone and with camostat for up to 7 days	NCT04644705 (completed)
Safety and Preliminary Efficacy of the Combination of Niclosamide and Camostat	4	Niclosamide chewing tablets (2000 mg, once daily) and camostat tablets (600 mg, 4-times daily) over a period of 7 days	NCT04750759 (terminated, sub-therapeutic levels of active substance)
Effectiveness of Niclosamide as Add-on Therapy to the Standard of Care Measures in COVID-19 Management	150	Niclosamide 2 g orally x1 then 1 g every 8 hours for 7 days	Abdulamir et al., 2021 and NCT04753619 (recruiting)
Safety and Efficacy of Niclosamide in Patients With COVID-19 With Gastrointestinal Infection	166	niclosamide tablets 400 mg 3 times daily for 14 days	NCT04858425 (active not recruiting)
PROphylaxis for paTiEnts at Risk of COVID-19 infecTion -V	1500	140μL of a 1% niclosamide ethanolamine solution in each nostril twice daily, treatment duration will be 6-9 months or up to 28 days after COVID-19 diagnosis unless hospitalized	NCT04870333 (recruiting)
Safety and Efficacy of Intranasal Administration of Niclosamide (UNI91103) in Adults With Asymptomatic or Mild COVID-19	4	UNI91103 intranasal spray 1%, BID, 10 consecutive days	NCT04932915 (terminated, failure to recruit)
Randomized-controlled Trial of the Effectiveness of COVID-19 Early Treatment in Community	1800	Niclosamide 1 g BID for 14 days	NCT05087381 (recruiting)
Single Ascending Dose and Multiple Ascending Dose Study of Niclosamide Inhalation Powder in Healthy Adult Subjects	40	SAD and MAD study of different concentrations of niclosamide inhalation powder	NCT05168644 (completed)
Clinical Trials to Assess Safety and Efficacy of DWRX2003 Combination With Remdesivir in Moderate to Severe COVID-19 Patients.	60	niclosamide 432 mg or 960 mg (intramuscular injection) + remdesivir	NCT05226533 (not yet recruiting)

NCT = National clinical trial

Bioavailability of Niclosamide in Human Studies

As ANA001 is orally administered, it can be taken by hospitalized, ambulatory and non-hospitalized individuals and it can be administered in both ambulatory and acute care environments. Although niclosamide has low bioavailability, data from available literature clearly demonstrate blood levels of niclosamide after oral administration exceed the necessary IC50 for SARS-CoV-2:

▪	Oral administration of a single dose of 2,000 mg of niclosamide reached maximal systemic serum concentrations (Cmax) in humans of 0.76-18.3 μM (Andrews et al., 1982).
▪	A study in prostate cancer patients showed that 0.46-0.56 µM become available after a single oral dose of 1,000 mg (Schweizer et al., 2018).
▪	In a recent study, colorectal cancer patients received 2,000 mg of niclosamide orally once a day until disease progression or toxicity (up to four months). Plasma levels mainly peaked 240 minutes after the first niclosamide administration with a median Cmax of 2.03 µM (Burock et al., 2018).

The lower bounds of the reported Cmax values fall well-above the mean IC50= 0.19 µM noted from multiple in vitro assays (Jeon et al., 2020; Gassen et al., 2020; Weiss et al., 2021; Lee et al., 2021; Braga et al., 2021; Mostafa et al., 2020) needed for SARS-CoV-2 and an anti-inflammatory drug that inhibits NF-kB and STAT3 at 0.13 µM (Jin et al., 2010) and 0.25 µM (Ren et al., 2010), respectively. It is therefore anticipated that the dose regimen foreseen for the ANA001 clinical development program will provide sufficient systemic and intracellular drug levels for effective antiviral and anti-inflammatory activity.

In summary, the following characteristics support the use of niclosamide as an oral treatment for COVID-19:

▪	Niclosamide significantly inhibits in vitro replication of SARS-CoV-2 with a mean IC50 of 0.19 µM from published clinical studies (Jeon et al., 2020; Gassen et al., 2020; Weiss et al., 2021; Lee et al., 2021; Braga et al., 2021; Mostafa et al., 2020).
▪	Pretreatment of mammalian cells for 24 h with 5 µM niclosamide followed by drug washout and viral infection reduced SARS-CoV-2 replication significantly (Gassen et al., 2020) pointing indicating niclosamide could be used for pre/post-exposure prophylaxis.
▪	Niclosamide has anti-inflammatory properties that are expected to be relevant in COVID-19 patients. Niclosamide inhibits NF-kB and STAT3 with an IC50 of 0.13 µM (Jin et al., 2010) and 0.25 μM, respectively (Ren et al., 2010).
▪	In vitro and animal studies indicate niclosamide has potent activity on TMEM16A and TMEM16F. Niclosamide inhibition of these transmembrane chloride channels prevents SARS-CoV-2 induced syncytia formation, spike-induced platelet procoagulant activity and decreased mucus secretion (Cabrita et al., 2019; Centio et al., 2020; Centio et al., 2021; Miner et al., 2019; Braga et al., 2021; Cappelletto et al., 2022).
▪	In humans, a single oral dose of 1,000 mg reached maximal systemic serum concentrations of 0.46-0.56 µM (Schweizer et al., 2018). A single oral dose of 2,000 mg reached maximal systemic serum concentrations of 0.76-18.3 μM (Andrews et al., 1982) and 2.03 µM (Burock et al., 2018), respectively. These concentrations exceed the necessary in vitro concentrations suggesting a sufficient amount of drug becomes bioavailable through the course of 2,000 mg daily to provide effective antiviral and anti-inflammatory effects.
▪	Extensive preclinical studies indicate niclosamide does not cause significant toxicity, nor carcinogenicity, mutagenicity or embryotoxicity.
▪	Niclosamide is an FDA approved drug that has been used to treat tapeworms in humans (adults, children and pregnant women) with a well-understood safety profile upon oral administration.

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

The study consists of two parts:

▪	Study Part 1: Includes up to 60 subjects randomized in 1:1 ratio to receive ANA001 or matching placebo to assess the safety and tolerability of ANA001 1,000 mg BID for 7 days. An independent Data Monitoring Committee will review the safety profile of ANA001 1,000 mg PO BID prior to the initiation of Part 2 of the study.
▪	Study Part 2: Includes 376 subjects randomized in 1:1 ratio to receive ANA001 or matching placebo to demonstrate the statistical superiority of ANA001 1,000 mg PO BID for 7 consecutive days compared to matching placebo in the treatment of subjects with moderate COVID-19 infection. Additionally, the safety profile of ANA001 will be assessed compared to placebo.

The primary endpoints of Phase 2 are:

▪	Treatment-emergent Adverse Events (AEs), Severe AEs (SAEs), deaths, and discontinuations due to an AE; and
▪	Vital signs and laboratory (hematology, chemistry, and coagulation) parameters.

The secondary endpoints of Phase 2 are:

▪	Median time (in hours) to hospital discharge (where discharge is defined as a score of 1 or 2 in the WHO Ordinal Scale for Clinical Improvement); and
▪	Plasma concentrations will be explored on Days 1, 2, 3, or Day 4.

The primary endpoints of Phase 3 are:

▪	Time to clinical improvement as measured by median time (in hours) to hospital discharge (where discharge is defined as a score of 1 or 2 in the WHO Ordinal Scale for Clinical Improvement);
▪	Treatment-emergent AEs, SAEs, deaths, and discontinuations due to an AE; and
▪	Vital signs and laboratory (hematology, chemistry, and coagulation) parameters.

The secondary endpoints of Phase 3 are:

▪	Mean change from baseline (BL) in NEWS2 on Day 8 and Day 15; and
▪	evelauthorization) within 15 days after enrollment.

In addition to the aforementioned Phase 2/3 study in hospitalized patients, NeuroBo is exploring the feasibility of initiating studies with ANA001 for the outpatient treatment of mild to moderate COVID-19 as well as for post-exposure prophylaxis in adults and children.

ANA001 Development Plan through NDA

An NDA is the classical vehicle through which the FDA approves a new pharmaceutical for sale and marketing in the US. However, for many COVID-19 drugs and biological products (i.e., nirmaltrelvir/ritonavir (PAXLOVID™), molnupiravir, monoclonal antibodies and convalescent plasma), the FDA has granted Emergency Use Authorization (EUA) to fast-track treatments during this pandemic, sometimes with only limited safety and efficacy data available. NeuroBo expects data readout of the Phase 2 trial in the third quarter of 2022. Once the Phase 2 trial has been completed, NeuroBo will request a meeting with the FDA to discuss whether data justify an EUA or if data readout from the Phase 3 trial and other additional studies will be necessary for approval of ANA001 as a COVID-19 therapeutic. In case an EUA will not be issued, NeuroBo will pursue an NDA via a 505(b)(2).

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

In the U.S., there are currently only three FDA-approved treatments for PDN: pregabalin (LYRICA®); duloxetine (CYMBALTA®) and tapentadol (NUCYNTA ER®). Despite an established treatment protocol for PDN based on these approved therapeutics, the current treatment paradigm for patients suffers from numerous shortcomings as a result of their negative side effects associated with the available FDA-approved drug products. The first line of therapy typically consists of anti-epileptic drugs (AEDs) such as gabapentin and pregabalin, which are insufficient on their own in that they have been shown to exhibit only moderate efficacy accompanied by moderate to severe side effects such as somnolence and dizziness in some patients, and, even after drug treatment, 50% to 70% of patients still experience pain. If pain persists beyond treatment with AEDs, as it often does, the second line of therapy typically consists of prescriptions for anti-depressants (SNRIs and TCAs), which have been shown to reduce pain only by an additional 20% when added to AED treatment. Treatment with anti-depressants is also associated with significant drug-to-drug interactions. If pain persists beyond treatment with AEDs and anti-depressants, the third line of therapy typically consists of opiates, which are only appropriate as a short-term option and have been shown to exhibit potentially harmful addictive and habit-forming side effects. A significant number of mortalities from drug overdose have been caused by opiates. Beyond the potential side effects, the existing approved therapies for PDN are burdened by additional safety and efficacy concerns.

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

Future Development of NB-01

In light of the present business environment including the impact of the COVID-19 disease that emerged in December 2019 as a global threat, we have determined to cease development of NB-01 on the prior regulatory pathway and not advance to Phase 3 clinical trials. We are currently evaluating various alternatives with respect to the future of NB-01, including bringing the NB-01 asset to the market through a different regulatory pathway. Development of NB-01 as an orphan drug is among the alternatives we are considering, and we may conduct feasibility studies to identify a rare disease relevant to NB-01. Additionally, we are considering marketing the NB-01 product line as nutraceutical (non-pharmaceutical) product. There is no assurance that we will be able to pursue either alternative for NB-01. There is no assurance that we will be able to pursue any of these alternatives for NB-01. See “We are currently evaluating alternatives with respect to NB-01 pursuant to other pathways, including as an orphan drug or as a nutraceutical candidate” in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.

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

NeuroBo acquired NB-02 from Dong-A ST on January 18, 2018. NeuroBo has full worldwide rights to all disease indications for NB-02 from the asset acquisition and does not have further obligations to make future payments to Dong-A ST, however, if NeuroBo wishes to sell products using NB-02 in the Republic of South Korea, Dong-A ST is entitled to certain notice rights and rights to negotiate with respect to any distribution agreement for the sale of NB-02 in such territory.

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

Despite the need, there is no cure for AD. Currently available treatments (aducanumab [ADUHELM®], memantine [NAMENDA®], donepezil [ARICEPT®], rivastigmine [EXELON®], and galantamine [RAZADYNE®]) can only temporarily provide symptomatic relief without the ability to control disease progression. As the life expectancy increases, the prevalence of aging-associated diseases such as AD has also dramatically increased and has become a major public health concern. Therefore, there is an urgent need for the development of AD drugs that are capable of more than just relieving the symptoms. The current goal in AD therapeutics research is to search for drugs/interventions that can directly address the underlying disease processes of AD, also known as disease-modifying therapy (DMT), to delay or even prevent disease progression.

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

Development Plan

NB-02 has shown considerable promise as a neuroprotective agent in preclinical studies, demonstrating a multimodal mechanism of action including inhibition of tau phosphorylation, AChE inhibition, inhibition of Ab toxicity and amyloid plaque formation, and anti-inflammatory effects. We are currently assessing strategic alternatives for NB-02, including out licensing or making it available for nutraceutical applications.

Gemcabene

Gemcabene is a novel, once-daily, oral therapy designed to target known lipid metabolic pathways to lower levels of LDL-C, hsCRP and triglycerides. Gemcabene shares many of the attributes of statin therapy, including broad therapeutic applications, convenient route of administration and cost-effective manufacturing process, but does not appear to increase the reporting of myalgia when added to statin therapy. Gemcabene has also shown additive LDL-C lowering in combination with stable low, moderate or high-intensity statin therapy. As described below, we licensed global rights to Gemcabene from Pfizer in April 2011. Under the terms of the amended and restated license agreement with Pfizer, Pfizer may terminate the license if we have not made a commercial sale by April 2024.

Gemcabene was being evaluated in a Phase 2 randomized, double-blind, placebo-controlled study to assess its efficacy safety and tolerability in patients with severe hypertriglyceridemia. In January 2016, the Gemcabene Phase 2 clinical study was placed on partial clinical hold as the FDA requested 2-year rat and mouse carcinogenicity studies to be completed and submitted. The study currently remains on partial clinical hold for the treatment of dyslipidemia. NeuroBo is currently assessing the path forward for Gemcabene for the indication for additional indications including COVID-19 and does not intend to direct additional resources towards Gemcabene as a cardiovascular therapy..

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

Development Plan

We are assessing Gemcabene as a treatment for additional indications including COVID-19 in combination with ANA001. NeuroBo does not intend to direct additional resources towards Gemcabene as a cardiovascular therapy.

Development History

The historical development of Gemcabene is as follows: in August 2018, Gemphire announced that it had completed and submitted to the FDA the results from its two year rodent carcinogenicity studies. These studies were submitted as part of a request for the FDA to remove the partial clinical hold that prevents human studies of Gemcabene that are greater than six months in duration. In response to its submission, the FDA did not lift the hold, requested that Gemphire provide additional data, including two preclinical studies, namely, a subchronic (13 week) study of Gemcabene in PPARa knock-out mice and a study of Gemcabene in in vitro PPAR transactivation assays using monkey and canine PPAR isoforms and informed Gemphire that an End-of-Phase 2 (EOP2) meeting to reach agreement on the design of Phase 3 registration and long-term safety exposure trials for its target indications in dyslipidemia would not take place until such time, if ever, as the clinical hold is lifted.

In late 2017 and early 2018, Gemphire announced the initiation of two non-Company investigator-initiated proof-of-concept Phase 2 trials in Pediatric Non-Alcoholic Fatty Liver Disease (NAFLD) and in Familial Partial Lipodystrophy Disease (FPLD).

In August 2018, the Data Safety Monitoring Board (DSMB) halted the Pediatric NAFLD trial early due to “unanticipated problems” in the first three patients. Specifically, ALT was increased in 2 of these 3 subjects beyond baseline levels. In addition, all 3 subjects had an increase in liver fat fraction as measured by MRI PDFF. All 6 subjects treated in this study gained weight and had increased TGs during study treatment. These observations are in contrast to the totality of the evidence from other Gemcabene trials. In addition, there was evidence of non-compliance to the dosing regimen and patient non-adherence to dietary and lifestyle guidelines, as well as inconsistencies in biomarkers. The six pediatric patients that were enrolled in the study were followed for a 12 month safety monitoring period post final dose. During this follow-on period there were no drug related adverse events reported. There was one serious non-related adverse event of hospitalization of subacute spinal cord infarction/embolism. No deaths or other SAEs were reported.

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

Dong-A ST retained the exclusive right to conduct clinical studies in the Republic of Korea and sell products to end users in Korea. NeuroBo granted Dong-A ST an exclusive, royalty free right and license to use, solely for Dong-A ST's commercialization of products in Korea, any inventions, designs and technology developed by us in its performance of the agreement. If Dong-A ST terminates the agreement due to a breach by us or a bankruptcy event, then this technology is licensed exclusively to Dong-A ST at no charge. We may also negotiate in good faith to supply product to Dong-A ST for clinical studies and sale of products to end-users in Korea under a separate supply agreement.

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

ANA001—COVID-19

We expect that, if approved, ANA001 will compete with a number of drugs that are being studied for the treatment of symptoms of COVID-19. Currently, multiple treatment options have been approved or given emergency use authorization by the FDA. For hospitalized patients treatments include remdesivir (VEKLURY®), dexamethasone, baricitinib (Olumiant®), and tocilizumab (ACTEMRA®). Of these, only remdesivir (VEKLURY®) is considered to be an antiviral. For outpatients at high-risk for progression to severe COVID-19, antiviral treatment options include remdesivir (VEKLURY®), nirmatrelvir/ritonavir (PAXLOVID™) and molnupiravir. In addition, several monoclonal antibody preparations have been approved for use for the outpatient treatment of mild to moderate COVID-19; sotrovimab, bebtelovimab, casirivimab/imdevimab (REGEN-COV®), and bamlanivimab/etesevimab. However, at the time of preparation of this document only sotrovimab and bebtelovimab are currently authorized for use within the United States. This is because the widely circulating Omicron strain (B.1.1.529) is resistant to casirivimab/imdevimab (REGEN-COV®), and bamlanivimab/etesevimab. With regard to pre-exposure prophylaxis for prevention of COVID-19, the monoclonal antibody combination of tixagevimab/cilgavimab (Evusheld™) is approved for use in certain individuals who are immunocompromised or have contraindications to an approved SARS-CoV-2 vaccine.

While vaccines and the aforementioned approved products do provide a clear benefit, there are still many unmet needs regarding therapeutics for the treatment and prevention of COVID-19. There are no drugs currently approved for the post-exposure prophylaxis of SARS-CoV-2. Changing SARS-CoV-2 variants evade the protective effects of vaccines and monoclonal antibodies. With all direct acting antivirals there is the concern for the emergence of resistance in addition to product specific concerns. Remdesivir (VEKLURY®) must be given in the healthcare setting as it only comes in an intravenous formulation. Molnupiravir is not recommended in children ≤18 years as well as pregnant women and those trying to become pregnant. Nirmatrelvir/ritonavir (PAXLOVID™) has many contraindications secondary to a multitude of drug-drug interactions. There is still a clear clinical need for an oral antiviral that can be given to a wider group of individuals including children.

Many companies are still working to develop new treatments for COVID-19. These include Novartis, Adagio Therapeutics, Shionogi, Pardes Biosciences, Atea Pharmaceuticals, and Enanta Pharmaceuticals. We are also aware of several companies currently developing and commercializing niclosamide for the treatment of COVID-19 symptoms, these include Daewoong Pharmaceuticals, Union Therapeutics, TFF Pharmaceuticals, and First Wave Biopharma. This is a constantly changing environment, the aforementioned companies are the ones we believe could be the most competitive to ANA001, however this is not a comprehensive list of all companies developing therapeutics and vaccines for COVID-19.

NB-01—Painful Diabetic Neuropathy

We expect that, if approved, NB-01 will compete with currently approved drug therapies for painful diabetic neuropathy, including pregabalin (LYRICA®), duloxetine (CYMBALTA®), and tapentadol HCl (NUCYNTA®). We are also aware of a number of therapies that are approved to treat other types of neuropathic pain, and that various therapies are used off-label to treat neuropathic pain. In addition to the marketed therapies, we are aware of several companies currently developing therapies for neuropathic pain, including Biogen Inc., Cara Therapeutics, Inc., Daiichi Sankyo Company, Eliem Therapeutics Inc, Immune Pharmaceuticals Inc., Novartis AG, and Xenoport Inc.

NB-02—Cognitive disease and Tauopathies

We expect that, if we determine to advance the development of NB-02, NB-02 will compete with the currently approved therapies for management of cognitive disease including Alzheimer's disease. In Alzheimer's disease, five drugs are currently approved by the FDA for the treatment of symptoms of Alzheimer's disease, based on AChE inhibition (donepezil [ARICEPT®], rivastigmine [EXELON®], and galantamine [RAZADYNE®]), immunotherapy to reduce amyloid beta plaques (aducanumab [ADUHELM®]) and NMDA receptor antagonism (memantine [NAMENDA®]). In addition to the marketed therapies, we are aware of several companies currently developing therapies for Alzheimer's disease, including Eisai Co., Ltd., Hoffman-LaRoche, Otsuka Pharmaceuticals, Inc., Novartis AG, Avanir Pharmaceuticals, and Biohaven Pharmaceuticals.

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

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates, preclinical compounds, and its core technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, patent applications that we may file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, prior to March 16, 2013, in the United States, patent applications were subject to a “first to invent” rule of law. Applications effectively filed on or after March 16, 2013, are subject to a “first to file” rule of law.

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

ANA001

As of December 31, 2021, our intellectual property portfolio for ANA001 included four U.S. provisional applications directed to niclosamide formulation. A PCT application and/or a non-provisional U.S. application in the U.S. to which claim priority to the U.S. provisional applications may be filed in 2021. Patent applications may be issued in the U.S. and any countries in which the Company files national phase applications of the PCT application. The patents issued from the national phase applications are estimated to expire 2041.

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

NB-01 and NB-02

As of December 31, 2021, our intellectual property portfolio for NB-01 included four issued U.S. patents, comprised of one patent directed to composition of matter and three patents directed to use, and two pending U.S. non-provisional patent applications, comprised of one directed to composition of matter and another directed to use, and 65 granted foreign patents and one pending application, these patents are related to its NB-01 clinical programs in peripheral neuropathy and neurological conditions. The issued patents have expiration dates ranging from October 27, 2026 to June 22, 2033. The patent issuing from the application, if any, is expected to expire December 2031. The jurisdictions for the foreign patents and application include: Brazil, Canada, China, the European Patent Convention (including Austria, Belgium, Finland, France, Germany, Greece, Hungary, Italy, Netherlands, Poland, Portugal, Romania, Spain, Switzerland, Turkey, and the United Kingdom), India, Japan, Mexico, the Republic of Korea, and Russia. One patent family including some of the above patents for NB-01 is assigned to University-Industry Cooperation Group of Kyung Hee University, and is exclusively licensed from Kyung Hee University to Dong-A ST and then from Dong-A ST to us pursuant to the terms of the corresponding agreements. The other two patent families including the other above patents and patent applications for NB-01 are assigned to Dong-A ST and exclusively licensed to us.

As of December 31, 2021, our intellectual property portfolio for NB-02 included two issued U.S. patents, two pending U.S. non-provisional patent applications, 24 foreign granted patents, and 9 foreign patent applications. Patents issuing from these applications, if any, are expected to expire around 2035. The issued patents have an expiration date of December 3, 2035 and December 19, 2035. The jurisdictions for the foreign patents and applications include: Brazil, Canada, China, the European Patent Convention (including Austria, Belgium, Finland, France, Germany, Greece, Hungary, Italy, Netherlands, Poland, Portugal, Romania, Spain, Switzerland, Turkey, and the United Kingdom), India, Japan, Mexico, the Republic of Korea, and Russia. All of the above patents and patent applications for NB-02 were assigned to us.

Gemcabene

As of December 31, 2021, our intellectual property portfolio relating to Gemcabene included eight issued U.S. patents, seven pending U.S. patent applications, 36 foreign-granted patents and 46 foreign patent applications directed to formulations, compositions, methods of use and methods of manufacturing. The Gemcabene intellectual property includes both owned and Pfizer-licensed issued and pending patents in the United States and foreign jurisdictions. The issued patents in the United States and foreign countries have expiration dates between July 2021 and November 2036. The patents in the United States and foreign countries that may be issued from pending applications, if any, are expected to expire between December 2031 and October 2039. The jurisdictions for the foreign countries include Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Philippines, Korea, Russia, Singapore, South Africa, Taiwan and Thailand.

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

Pharmaceutical product development in the United States typically involves preclinical or other nonclinical laboratory and animal tests and the submission to the FDA of an Investigational New Drug (IND) application, which must become effective before clinical testing may commence. For commercial approval, the sponsor must submit adequate tests by all methods reasonably applicable to show that the drug is safe for use under the conditions prescribed, recommended or suggested in the proposed labeling. The sponsor must also submit substantial evidence, generally consisting of adequate, well-controlled clinical trials to establish that the drug will have the effect it purports or is represented to have under the conditions of use prescribed, recommended or suggested in the proposed labeling. In certain cases, the FDA may determine that a drug is effective based on one clinical study plus confirmatory evidence. Satisfaction of the FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. For botanical drug products in particular, which may be heterogeneous in nature and may carry additional uncertainty about their active constituents in comparison to synthetic small-molecule drug products, one of the critical issues during drug development is ensuring that the therapeutic effect for marketed drug product batches is consistent. The FDA has determined that therapeutic consistency can generally be supported by a "totality of the evidence" approach, which the agency has outlined in a 2016 guidance for industry entitled Botanical Drug Development.

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

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with the FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, at each site where a trial will be conducted for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements or may impose other conditions. Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In general, in Phase 1, the initial introduction of the drug into healthy human volunteers or, in some cases, patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. The FDA may, however, determine that a drug is effective based on one clinical trial plus confirmatory evidence. Only a small percentage of investigational drugs complete all three phases and obtain marketing approval. In some cases, the FDA may require post-market studies, known as Phase 4 studies, to be conducted as a condition of approval to gather additional information on the drug's effect in various populations and any side effects associated with long-term use. Depending on the risks posed by the drugs, other post-market requirements may be imposed.

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

Nutraceutical Regulation

The FDA regulates foods, food additives, drugs and cosmetics. Unlike pharmaceutical drugs and conventional foods, nutraceuticals are regulated as “dietary supplements” under the Dietary Supplement, Health and Education Act of 1994 (DSHEA) as a separate regulatory category of food. Before the DSHEA, dietary supplements were subject to the same regulatory requirements as were other foods. DSHEA amended the FDCA to create a new regulatory framework for the safety and labeling of dietary supplements. Under the DSHEA, a company is responsible for determining that the dietary supplements it manufactures or distributes are safe and that any representations or claims made about them are substantiated by adequate evidence to show that they are not false or misleading. Dietary supplements do not need approval from FDA before they are marketed. Except in the case of a “new dietary ingredient,” where pre-market review for safety data and other information is required by law, a firm does not have to provide FDA with the evidence it relies on to substantiate safety or effectiveness before or after marketing a product. In addition, there is a requirement for manufacturers to register pursuant to the Bioterrorism Act with the FDA before producing or selling supplements. In June 2007, FDA published regulations for Current Good Manufacturing Practices (“cGMP”) for those who manufacture, package, label or hold dietary supplement products. These regulations focus on practices that ensure the identity, purity, quality, strength and composition of dietary supplements.

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

A dietary supplement is adulterated if, among other things, it or an ingredient in it presents a “significant or unreasonable risk of illness or injury” when used as directed or contains a new ingredient for which there is insufficient information to provide assurance that the ingredient does not present any significant or unreasonable risk of illness or injury. The DSHEA also has labeling requirements for dietary supplements, including requiring information on the label such as (1) name of each ingredient; (2) quantity of each ingredient; (3) total weight of all ingredients, if a blend; (4) identity of the plant part used; (5) the term “Dietary Supplement;” and (6) nutritional labelling information (calories, fat, sodium, etc.).

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

Special Protocol Assessment

A company may reach an agreement with the FDA under the Special Protocol Assessment, or SPA, process as to the required design and size of clinical trials intended to form the primary basis of an efficacy claim for a new drug product. According to its performance goals, the FDA seeks to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. An SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the administrative record. Under the FDCA and FDA guidance implementing the statutory requirement, an SPA is generally binding on the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, public health concerns emerge that were unrecognized at the time of the protocol assessment, the sponsor and the FDA agree to the change in writing, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public website maintained by the U.S. National Institutes of Health (NIH). Information related to the product, patient population, phase of investigation, study sites and investigator, and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of these trials after completion. Disclosure of the results of these trials can be delayed for up to two years if the sponsor certifies that it is seeking approval of an unapproved product or that it will file an application for approval of a new indication for an approved product within one year. Competitors may use this publicly available information to gain knowledge regarding the design and progress of the development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. Since the NIH's Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, both NIH and FDA have signaled the government's willingness to begin enforcing those requirements against clinical trial sponsors who fail to meet those legal obligations, with FDA releasing a guidance document in August 2020 for certain procedural steps it intends to take when determining whether and how to assess civil monetary penalties against a non-compliant party.

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

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA and relevant regulatory authorities outside the United States. In addition to new legislation, regulations and policies are often revised or interpreted by regulatory authorities in ways that may significantly affect our business and our product candidates. It is impossible to predict whether further legislative changes will be enacted or whether regulations, guidance, policies or interpretations will be changed or what the effect of such changes, if any, may be.

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

In the European Union, medicinal products are subject to extensive pre- and post-marketing regulation by regulatory authorities at both the European Union and national levels. Additional rules also apply at the national level to the manufacture, import, export, storage, distribution and sale of controlled substances. In many E.U. member states the regulatory authority responsible for medicinal products is also responsible for controlled substances. Responsibility is, however, split in some member states. Generally, any company manufacturing or distributing a medicinal product containing a controlled substance in the European Union will need to hold a controlled substances license from the competent national authority and will be subject to specific record-keeping and security obligations. Separate import or export certificates are required for each shipment into or out of the member state.

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

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

There remain judicial and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to health care, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. The likelihood of success of these and other measures initiated by the former Trump administration is uncertain.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, some E.U.

jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. Such differences in national pricing regimes may create price differentials between E.U. member states. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the E.U. do not follow price structures of the United States. In the E.U., the downward pressure on healthcare costs in general, particularly prescription medicines, has become intense. As a result, barriers to entry of new products are becoming increasingly high and patients are unlikely to use a drug product that is not reimbursed by their government.

Human Capital

As of December 31, 2021, we had 5 full-time employees, 3 full-time consultants and 3 part-time consultants, all located in the United States. Of these employees and consultants, seven were engaged in research and development and four were engaged in general and administrative functions. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relationships with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

We have experienced net losses and negative cash flows from operating activities since our inception and have an accumulated deficit of $81.8 million as of December 31, 2021. It is possible we will never generate revenue or profit.

As of December 31, 2021, we had cash and cash equivalents of $16.4 million. Operating at the level of scientific activity described in “Management’s Discussion and Analysis of Financial Statements and Results of Operations – Overview - Recent Developments” we expect that our cash and cash equivalents will be adequate to fund operations into the fourth quarter of 2022. Accordingly, we will need to raise additional capital to fund continued operations at the current level beyond 2022. We have some ability to reduce costs further in 2022 by further curtailing the level of scientific activity planned for 2022, thereby potentially lengthening our operational window into the first quarter of 2023.

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

Our pursuit of potential therapeutic and prophylactic treatments for COVID-19 is in an early stage and subject to many risks. We may be unable to receive approval for any of our COVID-19 product candidates a timely manner, if at all, and our COVID-19 product candidates may never be approved.

We may experience difficulties or delays in enrolling patients in clinical trials due to the impact of the global COVID-19 pandemic or other reasons. Many of the risks related to the development of these product candidates are beyond our control, including risks related to clinical development, the regulatory submission process, potential threats to our intellectual property rights, macro issues such as the ongoing invasion of Ukraine and manufacturing delays or difficulties. We may be unable to produce an efficacious and/or approved product for the treatment of patients with early COVID-19 in a timely manner, if at all.

The results of preclinical studies from our COVID-19 product candidates may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. There can be no assurance that any of our clinical trials for our COVID-19 product candidates, or any other of our product candidates, will ultimately be successful or support further clinical development. In addition, the interpretation of the data from our clinical trials of ANA001 or Gemcabene by the FDA and other regulatory agencies may differ from our interpretation of such data and the FDA or other regulatory agencies may require that we conduct additional studies or analyses. Any of these factors could delay or prevent us from receiving regulatory approval of ANA001 or Gemcabene and there can be no assurance that any such product candidate will be approved in a timely manner, if at all.

If the COVID-19 outbreak is effectively contained or the risk of coronavirus infection is diminished or eliminated before we can successfully develop and manufacture our product candidates, the commercial viability of such product candidate may be diminished or eliminated. We are also committing financial resources and personnel to the development of these product candidates which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our treatment, if successfully developed, may not be effective. In addition, other parties are currently producing therapeutic and vaccine candidates for COVID-19, which may be more efficacious or may be approved prior to our product.

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

Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against coronavirus, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our COVID-19 therapeutic treatments, if any.

Even if we obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize ANA001 or Gemcabene.

We are not permitted to market ANA001 or Gemcabene in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. As a condition to submitting an NDA to the FDA for ANA001, we must complete our ongoing Phase 2 clinical trial, conduct and complete further Phase 3 clinical trials, and any additional nonclinical studies or clinical trials required by the FDA. To date, we have completed the Phase 1 Single Ascending Dosing (SAD) study and two Multiple Ascending Dosing (MAD) studies. ANA001 may not be successful in clinical trials or receive regulatory approval. Further, ANA001 may not receive regulatory approval even if it is successful in clinical trials. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process that typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Our development activities could be harmed or delayed by a partial shutdown of the U.S. government, including the FDA. We have not obtained regulatory approval for any product candidate and it is possible that ANA001 will never obtain regulatory approval. The FDA may delay, limit or deny approval of ANA001 for many reasons, including, among others:

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

In addition, similar reasons may cause the EMA or other regulatory authorities to delay, limit or deny approval of ANA001 or Gemcabene outside the United States. Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market ANA001.

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

Gemcabene was being evaluated in a Phase 2 randomized, double-blind, placebo-controlled study to assess its efficacy safety and tolerability in patients with severe hypertriglyceridemia. In January 2016, the Gemcabene Phase 2 clinical study was placed on partial clinical hold as the FDA requested 2-year rat and mouse carcinogenicity studies to be completed and submitted. The study currently remains on partial clinical hold for the treatment of dyslipidemia. NeuroBo is currently assessing the path forward for Gemcabene for additional indications including COVID-19. As a result, there is a significant uncertainty around our development of Gemcabene.

We are currently evaluating alternatives with respect to NB-01 and may not be able to develop NB-01 pursuant to other pathways, including as an orphan drug or as a nutraceutical candidate.

NB-01 has successfully completed two Phase 2 proof-of-concept clinical trials for PDN. However, in light of the present business environment including the impact of the COVID-19 disease that emerged in December 2019 as a global pandemic, we have determined to cease development of NB-01 on the prior regulatory pathway and not advance to Phase 3 clinical trials. We are currently evaluating alternatives with respect to the NB-01 asset. Among these alternatives, we may bring this asset to the market through a different regulatory pathway. Development of NB-01 as an orphan drug is among the alternatives we are considering, and we may conduct feasibility studies to identify a rare disease relevant to NB-01. Additionally, we are considering marketing the NB-01 product line as nutraceutical (non-pharmaceutical) products. There is no assurance that we will be able to pursue an alternative to take NB-01 to market using one of the alternatives referred to above or otherwise.

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

In August 2018, the FDA, following submission of a two-year carcinogenicity study, requested additional preclinical studies, including a 13-week PPAR-alpha knockout mouse study with Gemcabene. The FDA stated that there could be no progression to the End of Phase 2 meeting or commencement of the Phase 3 trials, which require more than 6 months of drug exposure, until the partial clinical hold was lifted. This request delayed the timeline for the EOP2 meeting and start of a Phase 3 trial by more than one and a half years. As a result, we do not currently plan to proceed with development of Gemcabene for this indication at this time. If we determine to proceed with development and the FDA decisions further delay our clinical plans, this could jeopardize our ability to commercialize Gemcabene by April 2024, as required by the Pfizer Agreement. Finally, we cannot assure you that the partial clinical hold will ever be lifted, in which case Gemcabene will never receive NDA approval or be commercialized. While we currently intend to focus on developing and seeking approval for Gemcabene for treatment of COVID-19, a regulatory pathway has not yet been determined and there can be no assurance as to the timing and FDA requirements for obtaining FDA approval of Gemcabene..

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

The regulatory review and approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, our business will be substantially harmed.

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

Our profits from Gemcabene sales will be limited pursuant to our contingent value rights(“ CVR”) obligations, and we have discontinued any and all further efforts to develop, divest or otherwise monetize Gemcabene, as a treatment for cardiovascular conditions and are studying the use of Gemcabene in combination with ANA001, which may be successful and will still result in operations under the CVR.

Our profits from Gemcabene sales will be limited pursuant to our CVR obligations. Under the terms of the Current CVR Agreement, CVR holders are entitled to (i) 80% of the Gross Consideration (as defined in the Current CVR Agreement) received from the grant, sale or transfer of rights to Gemcabene as a treatment for cardiovascular conditions and (ii) 10% of the Gross Consideration (as defined in the Current CVR Agreement) received from the grant, sale or transfer of rights to Gemcabene as a treatment for any indication outside of treating cardiometabolic diseases, including COVID-19. While we are no longer pursuing the development of Gemcabene for the treatment of cardiometabolic diseases and are now evaluating other uses of Gemcabene including in combination with ANA001 for the treatment of COVID-19. We cannot assure that such development will be successful and, even if it is successful, we will have an obligation to pay 10% of the Gross Consideration to the CVR holders of the CVR Agreement.

The Phase 2a clinical trial of Gemcabene in Pediatric NAFLD was terminated by the Data and Safety Monitoring Board (DSMB) of the principal investigator following the occurrence of unanticipated problems. This trial termination and the unanticipated problems could have negative impacts on the clinical development of Gemcabene.

On August 10, 2018, the DSMB at Emory University School of Medicine overseeing the non-company, investigator-led open label Phase 2a proof-of-concept trial evaluating Gemcabene in pediatric patients with non-alcoholic fatty liver disease (“NAFLD”) recommended that the trial be terminated due to unanticipated problems. Data on the first three patients who underwent 12 weeks of treatment showed that all three experienced an increase in liver fat content, as measured by MRI-PDFF. Two of the three patients also demonstrated increases in ALT; however, their baseline ALT levels were elevated prior to receiving Gemcabene. The increase in liver fat was deemed an unanticipated problem by the trial investigator because it was an unexpected consistent pattern of worsening of the disease, rather than improvement, creating risk to the patients, which the investigator believed was likely due to the drug. Six subjects had received medication when the study was halted. Additional data that came to light subsequently showed that during the trial none of the three patients were fully compliant with taking Gemcabene and their life styles could have potentially impacted the findings. Subjects were instructed to self-administer the test-agent daily; however, compliance was significantly compromised as assessed by return of unused tablets and measurement of blood drug levels. All six subjects gained weight and had increased TGs during study treatment. In support of non-compliance, these findings are inconsistent with other Gemcabene trials, and as such, the risk for increased liver fat with Gemcabene treatment is unknown at this time. The six subjects who received Gemcabene were followed in a 12-month safety monitoring period post final-dose, which is now complete. During this follow-on reporting period there were no drug related adverse events reported. There was one serious non-related adverse event of hospitalization for subacute spinal cord infarction/embolism. No deaths or other SAEs were reported.

We cannot assure you that the unanticipated problems observed in the pediatric NAFLD trial will not be seen in future trials nor that serious adverse events (SAEs) will not occur in future trials, including for other indications for which we may develop Gemcabene..

If Gemcabene is associated with adverse effects or undesirable side effects in preclinical testing or clinical trials or has characteristics that are unexpected in preclinical testing or clinical trials, it may be difficult to obtain marketing approval for and commercialize Gemcabene in any indication.

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

Our Phase 2 clinical trial for ANA001 for treatment of COVID-19 is likely to be delayed due to the invasion of Ukraine by Russia in February 2022, which may delay the submission of the request to proceed with the Phase 3 clinical trial.

At the beginning of 2022, we were in the process of initiating sites in the Ukraine and Poland to complete enrollment in our Phase 2 clinical trial. In February 2022, Russia invaded Ukraine and activities with respect to our Phase 2 clinical trial in Ukraine and Poland were suspended. We subsequently decided to terminate the clinical trial sites in Ukraine and Poland. While we will seek to enroll additional subjects at our sites in the United States, we may not be able to do so on a timely basis or at all. Accordingly, we cannot determine the effect of these disruptions on timing of the completion of the Phase 2 clinical trial and the submission of our request to proceed with the Phase 3 clinical trial. If our clinical trial is delayed, this could result in delays in advancing ANA001 with the FDA and have a material adverse effect on our ability to seek marketing approval for ANA001. Any delays in clinical trials of ANA001 could have a material adverse effect on our financial condition and results of operations.

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

We may experience delays in clinical trials. We do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. Clinical trials may be delayed, suspended or terminated for a variety of reasons, such as:

●	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

●	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
●	inability, delay or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in competing clinical trial programs;
●	issues with the manufacture of drug substance for use in clinical trials;
●	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
●	delay or failure in having subjects complete a trial or return for post-treatment follow-up;
●	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
●	delay or failure in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	delay or failure in obtaining institutional review board, or IRB, approval to conduct a clinical trial at each site;
●	delays resulting from negative or equivocal findings of the Data Safety Monitoring Board, or DSMB, if any;
●	ambiguous or negative results;
●	decision by the FDA, a comparable foreign regulatory authority, or recommendation by a DSMB to suspend or terminate clinical trials at any time for safety issues or for any other reason;
●	conflicts affecting clinical trial sites and regions where clinical trials are being completed;
●	lack of adequate funding to continue the product development program; or
●	changes in governmental regulations or requirements.

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

ANA001

We expect that, if approved, ANA001 will compete with a number of drugs that are being studied for the treatment of symptoms of COVID-19. In addition to widely distributed vaccines designed to stop the spread of COVID-19, which could adversely affect the addressable population for ANA001, several antiviral therapies are currently approved by the FDA for the treatment of COVID-19 (remdesivir [VEKLURY®], nirmatrelvir/ritonavir [PAXLOVID™] and molnupiravir), and several antibody treatments have received emergency use authorization from the FDA (sotrovimab, bebtelovimab, casirivimab/imdevimab [REGEN-COV®], tixagevimab/cilgavimab [EVUSHELD™] and bamlanivimab/etesevimab). We are aware due to the rapidly changing mutations that some of the EUA approved therapies have been restricted in many states according to the drug’s susceptibility to the local variant outbreak. Additional therapies continue to be studied in clinical trials for the treatment of COVID-19.

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

We may seek fast track designation, priority review, orphan drug designation, or accelerated approval for any product candidate we may pursue in the future. For example, if a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. However, the FDA has broad discretion with regard to these mechanisms, and even if we believe a particular product candidate is eligible for any such mechanism, it cannot assure you that the FDA would decide to grant it. Even if we obtain fast track or priority review designation or pursue an accelerated approval pathway, we may not experience a faster and/or less costly development process, review or approval compared to conventional FDA procedures. The FDA may withdraw a particular designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidate for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidate for which we obtain marketing approval. Restrictions and obligations under applicable federal and state healthcare laws and regulations are noted in the section “Item 1—Business—Government Regulation” above.

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

We believe that we have undergone an ownership change as a result of the 2019 and 2020 Mergers, however, we have not conducted a study to assess whether there have been multiple ownership changes since inception due to the significant complexity and cost associated with such a study.

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

We may face competition for our product candidates, if approved, from cheaper alternatives sourced from foreign countries that have placed price controls on pharmaceutical products. The Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists' and wholesalers' ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public's health and safety and will result in a significant reduction in the cost of products to consumers. In July of 2021 President Biden issued an executive order to bolster health-care industry competition in the interest of lowering drug prices. Among its proposals are a push for the Food and Drug Administration to work with states to import prescription drugs from Canada. It remains to be seen how this action will affect the Company and the pharmaceutical industry as a whole.

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

We do not own or operate facilities for the manufacture of Gemcabene. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently work exclusively with Dong-A ST as the sole manufacturer for the production of NB-01 and rely completely on third parties to supply and manufacture our preclinical and clinical drug supplies for Gemcabene and ANA001. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, Dong-A ST or our other third party providers will need to provide sufficient scale of production for these projected needs. If any issues arise in the manufacturing and we are unable to arrange for alternative third-party manufacturing sources, we are unable to find an alternative third party capable of reproducing the existing manufacturing method or we are unable to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

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

We may engage in future acquisitions or in-licenses of technology that could disrupt our business, cause dilution to the organization's stockholders and harm our financial condition and operating results.

While we currently have no specific plans to acquire any other businesses or in-license any additional products or technology, we may, in the future, make acquisitions or licenses of, or investments in, companies, products or technologies that we believe are a strategic or commercial fit with its current product candidates and business or otherwise offer opportunities for us. In connection with these acquisitions or investments, the organization may:

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

Collaborations involving our product candidates or any future product candidate pose the following risks to us:

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

As of December 31, 2021, we had 5 full-time employees, 3 full-time consultants and 3 part-time consultants, all located in the United States.. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support our future growth. Future growth would impose significant added responsibilities on our employees, including:

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this "Risk Factors" section, these factors include:

●	adverse results or delays in preclinical studies, clinical trials, regulatory decisions or the development status of our product candidates or any product candidates we may pursue in the future;
●	our ability to raise sufficient additional funds necessary for the continued development of our product candidates whether through potential collaborative, partnering or other strategic arrangements or otherwise;
●	our ability to develop and obtain regulatory approval for our product candidates for different indications such as COVID-19;
●	our ability to realize any value from Gemcabene, particularly in light of the partial clinical hold and the terminated NAFLD trial;
●	our ability to realize value from NB-01 and NB-02, in light of their current clinical status;
●	the terms and timing of any future collaborative, licensing or other strategic arrangements that we may establish;
●	uncertainties created by our future management turnover;
●	our inability to comply with the minimum listing requirements of the Nasdaq Stock Market LLC;
●	the timing of achievement of, or failure to achieve, our, or any potential collaborator’s clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;
●	decisions to initiate a clinical trial, not initiate a clinical trial, or terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval for our product candidates or regulatory actions requiring or leading to a delay or stoppage of any clinical trials;
●	the commercial success of any product approved by the FDA or its foreign counterparts;
●	changes in applicable laws, rules or regulations;
●	disputes with Pfizer regarding our licensed rights to Gemcabene;
●	an inability to commercialize Gemcabene before April 16, 2024 as stipulated in the Pfizer license;
●	adverse developments concerning our manufacturers, suppliers, collaborators and other third parties;
●	occurrence of health epidemics or contagious diseases, such as COVID-19, and potential effects on our business, clinical trial sites, supply chain and manufacturing facilities;
●	our failure to commercialize our product candidates;
●	the success of competitive drugs;

●	if our patents covering our product candidates expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not result in issued patents or result in patents with narrow, overbroad, or unenforceable claims;
●	additions or departures of key scientific or management personnel;
●	unanticipated safety concerns related to the use of any product candidates;
●	our announcements or our competitor's announcements regarding new products, enhancements, significant contracts, acquisitions or strategic partnerships and investments;
●	the size and growth of our target markets;
●	our, or companies perceived to be similar to us, failure to meet external expectations or management guidance;
●	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	publication of research reports about us or our industry, recommendations, earning results or estimates or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
●	changes in our capital structure or dividend policy, future issuances of securities, sales of common stock by officers, directors and significant stockholders or our incurrence of additional debt;
●	trading volume of our common stock;
●	changes in accounting practices and ineffectiveness of our internal controls;
●	disputes, litigation or developments relating to proprietary rights;
●	timing of milestones and royalty payments; and
●	other events or factors, many of which are beyond our control.

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

We are not currently in compliance with the continued listing requirements for Nasdaq. If the price of our common stock continues to trade below $1.00 per share for a sustained period or we do not meet other continued listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

On March 18, 2022, we received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the Company was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company did not meet the minimum closing bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to September 14, 2022.

We continue to monitor the closing bid price of our common stock and consider our available options to resolve our noncompliance with the minimum bid price requirement. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or we will otherwise be in compliance with other Nasdaq listing criteria. If we fail to regain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements for the Nasdaq Capital Market in the future and Nasdaq may delist our common stock.

Delisting from the NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by the NASDAQ the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

In addition, if our common stock is delisted from the NASDAQ Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions).

If we seek to implement a reverse stock split to remain listed on the NASDAQ Capital Market, the announcement or implementation of a reverse stock split could significantly negatively affect the price of our common stock. Additionally, in 2020, the SEC approved a previously proposed NASDAQ rule change to expedite delisting of securities with a closing bid price at or below $0.10 for 10 consecutive trading days during any bid price compliance period and that have had one or more reverse stock splits with a cumulative ratio of one for 250 or more shares over the prior two-year period. In addition, if a company falls out of compliance with the $1.00 minimum bid price after completing reverse stock splits over the immediately preceding two years that cumulatively result in a ratio one for 250 shares, the company will not be able to avail itself of any bid price compliance periods under Rule 5810(c)(3)(A), and NASDAQ will instead require the issuance of a Staff delisting determination. The company could appeal the determination to a hearings panel, which could grant the company a 180-day exception to remain listed if it believes the company would be able to achieve and maintain compliance with the bid price requirement. Following the exception, the company would be subject to the procedures applicable to a company with recurring deficiencies (NASDAQ Rule 5815(d)(4)(B)).

We continue to actively monitor our performance with respect to the listing standards and are considering available options to resolve the deficiency and regain compliance with the NASDAQ rules. There can be no assurance that we will be able to regain compliance with any deficiency, or maintain compliance even if we implement an option that regains our compliance.

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

As of March 25, 2022, our largest shareholder, E&Investment, Inc. and its affiliates (collectively, the “E&H Entities”), beneficially owned 27.5% of our voting rights. As a result, the E&H Entities may be able to exert a significant influence on the outcome of corporate actions requiring shareholder approval, including mergers, share capital increases and other extraordinary items.

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

In recent years, proxy contests and other forms of shareholder activism have been directed against numerous public companies. On March 11, 2021, the E&H Entities publicly disclosed that (i) the E&H Entities entered into a Voting Agreement (the “Voting Agreement”) with Dong-A ST (Dong-A ST, together with the E&H Entities, the “Significant Stockholders”) on March 9, 2021; and (ii) the Significant Stockholders intend, as contemplated by the Voting Agreement, to nominate a slate of directors to be elected to the Board of Directors of NeuroBo (the “Board”) at NeuroBo’s 2021 Annual Meeting of Stockholders and 2022 Annual Meeting of Stockholders and to propose the declassification of the Board. The Significant Shareholders also publicly disclosed that, to accomplish these goals, the Significant Shareholders intend to seek the proxy of a legally sufficient number of shares of NeuroBo’s common stock to take such corporate actions. Ultimately, the Voting Agreement was amended and restated in August 2021 to remove these provisions.

If a proxy contest, such as what was originally contemplated by the Voting Agreement, or an unsolicited takeover proposal was made with respect to us, we could incur significant costs in defending the Company, which would have an adverse effect on our financial results. Shareholder activists may also seek to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

As of December 31, 2021, our officers, directors, and their respective affiliates had beneficial ownership, in the aggregate, of approximately 27.9% of our outstanding common stock. These stockholders, if they act together, may be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Some of these stockholders may have interests, with respect to our common stock, that are different from other stockholders. In addition, this concentration of ownership might adversely affect the market price of our common stock, have the effect of delaying, deferring or preventing a change of control of us, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We are a "smaller reporting company" and we cannot be certain if the reduced reporting requirements applicable to such companies could make our common stock less attractive to investors.

We are a "smaller reporting company", as defined in the Exchange Act. For as long as we continue to be an smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies", including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), only being required to provide two years of audited financial statements in annual reports and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements..

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

We concluded that there were material weaknesses relating to our internal control over financial reporting relating to a lack of segregation of duties over certain financial processes, and logical access to financial reporting systems. For more information about these material weaknesses, see Part II, Item 9A (Controls and Procedures) of this report. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

General Risk Factors

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

We currently lease space in Boston, Massachusetts and in Seoul, South Korea. Effective May 14, 2021, we entered into an amendment to our lease agreement for a new corporate headquarters in Boston, for approximately 80 square feet, which expired in January 2022. In December 2021 and February 2022, we subsequently entered into amendments to reduce the space to 40 square feet to expire in March 2022 and June 2022, respectively. Our research facilities in South Korea, which include lab and office space, consists of approximately 574 square feet. We believe that our leased properties are adequate for our purposes and to pursue our strategy.

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

Stockholders

On March 25, 2022, we had 26,661,771 shares of common stock outstanding and 69 holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare, Inc.

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

ITEM 6.	[Reserved]

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ANA001, our lead drug candidate, is a proprietary oral niclosamide formulation and was developed as a treatment for patients with moderate COVID-19. Niclosamide is a potential oral antiviral and anti-inflammatory agent with a long history of use and well-understood safety in humans. ANA001 is currently being studied in a 60-subject Phase 2 clinical trial conducted in the United States with a Phase 3 component dependent on the outcome of the Phase 2 data.

NB-01. For NB-01, the Company has determined to cease development of NB-01 on the prior regulatory pathway and not to advance to Phase 3 clinical trials.

The Company is currently evaluating various alternatives regarding the NB-01 asset. These alternatives include two potential development pathways.

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

NB-02. In order to preserve operating capital, we have postponed continued work on the Investigation New Drug application to the FDA for NB-02 and the first human clinical trials for NB-02 until global health and macroeconomic conditions improve. We are also considering engaging with a strategic partner with respect to further development of NB-02.

Gemcabene. We are currently exploring additional therapeutic indications for Gemcabene that may strengthen our pipeline of assets, this includes COVID-19, either as a stand-alone treatment or in combination with ANA001.

Going Concern

As of December 31, 2021, we had cash and cash equivalents of $16.4 million. Operating at such level of scientific activity, we expect that our cash will be adequate to fund operations into the fourth quarter of 2022.

We will need to raise additional capital to fund continued operations at the current level through the fourth quarter of 2022 and beyond. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. Any amounts raised will be used for further development of our product candidates and for other working capital purposes.

If we are unable to raise additional capital (which is not assured at this time, particularly as a result of recent depressed capital market conditions), our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. We have some ability to reduce costs further in 2022, thereby potentially lengthening our operational window further into the first quarter of 2023.

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

These factors individually and collectively raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2021 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern.

Key operating data

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $15.3 million and $29.7 million for the years ended December 31, 2021 and 2020, respectively. To date, we have not generated any revenue from product sales, collaborations with other companies, government grants or any other source, and do not expect to generate any revenue in the foreseeable future.

As of December 31, 2021, we had an accumulated deficit of $81.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	pursue clinical development for any of our current product candidates;
●	initiate preclinical studies and clinical trials with respect to any additional indications for our current product candidates and any future product candidates that we may pursue;
●	acquire or in-license other product candidates and/or technologies;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific and commercial personnel;
●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure and/or enter into partnership arrangements to commercialize any products for which we may obtain regulatory approval; or
●	add administrative, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and to support our being a public reporting company.

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

Acquired In-Process Research and Development

We include costs to acquire or in-license product candidates in acquired in-process research and development expenses (“IPR&D”). When we acquire the right to develop and commercialize a new product candidate, any up-front payments, or any future milestone payments that relate to the acquisition or licensing of such a right are immediately expensed as acquired in-process research and development in the period in which they are incurred. These costs are immediately expensed provided that the payments do not also represent processes or activities that would constitute a “business” as defined under GAAP, or provided that the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Royalties owed on future sales of any licensed product will be expensed in the period the related revenues are recognized.

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

The 2019 Merger was intended to qualify as a tax-free reorganization under Section 368 of the Code. Based on the exchange ratio under the 2019 Merger Agreement, the former stockholders of Private NeuroBo owned approximately 96.2% of the outstanding common stock of the Company immediately after the 2019 Merger. Therefore, the 2019 Merger was treated as a reverse acquisition for U.S. federal income tax purposes. As a result of the reverse acquisition, the Company became part of the Private NeuroBo (now NeuroBo Therapeutics) consolidated group with the Company as its new parent. In addition, the Company had a short taxable year in 2019 ending on the date of the 2019 Merger.

Since our inception, we have not recorded any income tax benefits for the NOLs we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOL carryforwards and tax credits will not be realized. As of December 31, 2021, we had federal, state and foreign NOLs carryforwards of $81.8 million, $42.6 million, and $1.3 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2037 for federal carryforwards incurred prior to 2018, in 2038 for state carryforwards and in 2028 for the foreign carryforwards. Federal operating loss carryforwards incurred beginning in 2018 do not expire. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $1.0 million and $0.6 million, respectively, which may be available to offset future tax liabilities and each begin to expire in 2038. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date. Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred previously or that could occur in the future, as provided by Section 382 of the Code, as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carry forwards that can be utilized to offset future taxable income and tax, respectively.

Results of Operations

Comparison of the Years Ended December 31, 2021 and December 31, 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	For the Year Ended
	December 31,
	2021	2020	Change

Operating expenses:
Research and development	$6,546	$4,531	$2,015
Acquired in‑process research and development	—	17,339	(17,339)
General and administrative	8,752	7,846	906
Total operating expenses	15,298	29,716	(14,418)
Loss from operations	(15,298)	(29,716)	14,418
Interest income	14	39	(25)
Other expense, net	—	(1)	1
Loss before income taxes	(15,284)	(29,678)	14,394
Provision for income taxes	—	—	—
Net loss	$(15,284)	$(29,678)	$14,394

Research and Development Expenses

Research and development expenses were $6.5 million for the year ended December 31, 2021 as compared to $4.5 million for the year ended December 31, 2020. The $2.0 million increase during the year ended December 31, 2021 was primarily attributed to increased clinical trial and drug manufacturing of $1.9 million and $0.4 million, respectively for the development of ANA001, offset by a reduction of preclinical costs of $0.3 million.

Acquired In-process Research and Development

Acquired in-process research and development for the year ended December 31, 2020 amounted to $17.3 million and was attributable to research and development projects of Niclosamide which were in-process at the 2020 Merger date. There was no acquired in-process research and development for the year ended December 31, 2021.

General and Administrative Expenses

General and administrative expenses were $8.8 million for the year ended December 31, 2021, compared to $7.8 million for the year ended December 31, 2020. The increase of $1.0 million was primarily due to increased personnel costs of $0.6 million, increased costs associated with operating as a public company of $0.3 million, and increased insurance costs of $0.4 million, offset by reductions of facilities and professional fees costs of $0.3 million and $0.1 million, respectively, when compared to the comparable prior year.

Interest Income

Interest income for the year ended December 31, 2021 was $14,000 compared to $39,000 for the year ended December 31, 2020. Interest income for the years ended December 31, 2021 and 2020 were related to cash deposits.

Other Expense

Other expense, net was $1,000 during the year ended December 31, 2020, due to a nominal increase in net realized foreign currency exchange losses.

Liquidity and Capital Resources

Recent Financing

On October 1, 2021, we entered into a securities purchase agreement (the “October 2021 Securities Purchase Agreement”) with several institutional investors for the purchase and sale in a registered direct offering (“Registered Offering”) of 4,307,693 shares of our common stock, at a purchase price of $3.25 per share for gross proceeds of approximately $14.0 million.  The October 2021 Securities Purchase Agreement also provides for a concurrent private placement of warrants to purchase our common stock (the “October 2021 Warrants”) with the purchasers in the October 2021 Registered Offering.. Net proceeds, after deducting placement agent fees and expense, related offering expenses, was $12.8 million.

On January 18, 2021, we entered into a Securities Purchase Agreement (the “2021 Purchase Agreement”) with certain institutional and accredited investors, pursuant to which we, in a private placement (the “2021 Private Placement”), agreed to issue and sell an aggregate of 2,500,000 shares (the “2021 Shares”) of our common stock, par value $0.001 per share at a purchase price of $4.00 per share, and warrants to purchase an aggregate of 2,500,000 shares of common stock (the “2021 Warrants”), resulting in total gross proceeds to us in the amount of $10.0 million. Net proceeds, after deducting placement agent fees and relating offering expenses, was $9.1 million.

On April 13, 2020, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we sold in a registered direct offering 750,000 shares of our common stock, at an offering price of $10.00 per share, resulting in gross proceeds of $7.5 million. Net proceeds, after deducting the placement agent’s fees and related offering expenses, were $6.9 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year Ended
	December 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(15,134)	$(10,764)
Net cash (used in) provided by investing activities	(586)	69
Net cash provided by financing activities	22,026	6,858
Net increase (decrease) in cash	$6,306	$(3,837)

Operating Activities

During the year ended December 31, 2021 operating activities used $15.1 million of cash, primarily consisting of our net loss of $15.3 million and a net decrease of accounts payable and accrued expenses of $1.0 million, offset by stock-based compensation and other non-cash charges of $0.7 million and $0.4 from a decrease in prepaid expenses and other current assets.

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

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities $0.6 million. Investing activities during the period consisted mainly of cash paid for transaction costs associated with the 2020 Merger. Purchases of property and equipment in the amount of $3,000 comprised the balance of investing activities during the period.

During the year ended December 31, 2020, net cash provided by investing activities was $0.1 million. Investing activities during the period consisted mainly of cash received, net of transaction costs paid, in connection with the 2020 Merger in the amount of $0.1 million. Purchases of property and equipment in the amount of $4,000 comprised the balance of investing activities during the period.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $22.0 million, consisting of gross proceeds from our 2021 Private Placement and 2021 Registered Offering of $24.0 million, offset by $2.1 million of issuance costs, and $0.1 million received from the exercise of stock options.

During the year ended December 31, 2020, net cash provided by financing activities was $6.9 million, consisting of gross proceeds from the 2020 registered direct offering of $7.5 million, offset by $0.7 million of issuance costs, and $0.1 million received from the exercise of stock options.

Funding Requirements

Since inception, we have experienced significant losses and incurred negative cash flows from operations. We expect to incur further losses over the next several years as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy.

As of December 31, 2021, we had cash and cash equivalents of $16.4 million. Operating at such level of scientific activity, we expect that our cash will be adequate to fund operations into the fourth quarter of 2022.

We will need substantial additional funding to support our continued operations and to pursue our business strategy. Our priority uses of our funding would be to complete the Phase 2 ANA001 clinical trial, and general corporate purposes, and a potential Phase 3 trial with ANA001. Our cash requirements within the next twelve months include accounts payable, accrued expenses, vendor commitments and other current liabilities.

We will need to raise additional capital to fund continued operations at the current level through the fourth quarter of 2022 and beyond. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. If we are unable to raise additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. We have some ability to reduce costs further in 2022, thereby potentially lengthening our operational window further into the first quarter of 2023.

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

Contractual and Other Obligations

Lease Commitments

Boston Leases:

On May 14, 2021, we entered into a non-cancelable operating lease for its corporate headquarters located in Boston Massachusetts. The agreement, effective August 1, 2021, had a six month term, and rental costs of approximately $3,000 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $2,000 over the term of the lease. In December 2021 and February 2022, we entered into amendments to this lease to extend the term to expire in March 2022 and June 2022, respectively, and reduce the size of the space rented for rental costs of approximately $1,000 per month.

Korea Lease:

In May 2019, we entered a non-cancelable operating lease for our new facility in Korea. The initial lease term is five years with an option to renew for an additional five-year term. The lease commenced on July 2, 2019 and expires on July 1, 2024. The operating lease is subject to a deposit, base rent payments and additional charges for utilities and other common costs. Rental costs are approximately $3,000 per month over the term of the lease.

License Agreements

We are party to license agreements with respect to certain of our product candidates that would obligate us to pay royalties with respect to revenue from such product candidates and milestone payments upon achievement of certain development milestones. As of the date hereof, we do not expect to achieve such milestones in the near term, but we would have to obtain additional capital to pay such milestone payments.

Cultivation Service Agreement

On September 1, 2018, the Company entered into a cultivation service agreement with Xiehecheng Chinese Herm Limited Corporation for the cultivation of two plants used to manufacture the Company's clinical asset, NB-01.

As of December 31, 2021, $132,000 in future minimum payments remain under the agreement, which is expected to be paid in 2022.

Other Obligations

We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies, and testing, manufacturing, and other services and products for operating purposes. These contracts provide for termination upon notice. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments have not been included separately within these contractual and other obligations disclosures.

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

Leases

We adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) in 2019. We assess our contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. We have recognized right-of-use assets and lease liabilities that represent the net present value of future operating lease payments utilizing a discount rate corresponding to our incremental borrowing rate which we amortize over the remaining terms of the leases. For operating leases of a short-term nature, i.e., those with a term of less than twelve months, we recognize lease payments as an expense on a straight-line basis over the remaining lease term.

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

Shareholders and Board of Directors

NeuroBo Pharmaceuticals, Inc.

Boston, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NeuroBo Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Accrual for Research and Development Costs Related to Clinical Trial Activities

As described in Note 2 to the consolidated financial statements, the Company’s accrued research and development costs balance was $853,000 at December 31, 2021. This accrual includes liabilities for clinical trial activities such as clinical studies and certain manufacturing costs. Clinical studies are primarily managed internally, with the assistance of contract research organizations. The accrual for clinical trial activities is based on an estimate of the percentage of activities completed to date, contractual rates, and amounts invoiced and paid to date.

We identified the assessment of the accrual for research and development costs related to clinical trial activities as a critical audit matter. When estimating clinical trial expenses, the Company considers several factors including clinical trial budgets, contract amendments and the progress toward completion. Auditing these elements involves especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address the critical audit matter included:

●	Evaluating management’s process for estimating the accrual for clinical trial activities.
●	For certain contract research organizations, testing the completeness and accuracy of the underlying billing information received from the contract research organizations used in determining the clinical trial accrual.
●	For certain clinical trial studies, assessing the Company's estimates of the activities completed to date by (i) inspecting original contract terms, change orders and the expected timeline for the related study, (ii) obtaining third party reports detailing site visit information, (iii) discussing the status of the clinical trials with certain members of management and project teams and (iv) evaluating the payments made and the invoices received after December 31, 2021 for proper application in the determination of the accrual.
●	Testing the completeness of the Company’s clinical trial accruals by evaluating i) publicly available information (such as press releases and public databases that track clinical trials) ii) board of directors’ materials regarding the status of clinical trials and inquiring of clinical staff to gain an understanding of the status of certain on-going clinical trials.

We have served as the Company's auditor since 2019.

/s/ BDO USA, LLP

Boston, Massachusetts

March 31, 2022

NeuroBo Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash	$16,387	$10,089
Prepaid expenses	197	546
Other assets	—	48
Total current assets	16,584	10,683
Right-of-use assets and other	105	130
Property and equipment, net	110	155
Total assets	$16,799	$10,968
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$830	$2,575
Accrued liabilities	1,301	1,096
Lease liability, short-term	26	24
Total current liabilities	2,157	3,695
Lease liability, long-term	45	70
Total liabilities	2,202	3,765
Commitments and contingencies (Notes 4, 5, 6 and 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2021 and 2020; no shares issued or outstanding as of December 31, 2021 and 2020.	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized as of December 31, 2021 and 2020; 26,661,771 and 19,671,182 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	27	20
Additional paid–in capital	96,394	73,713
Accumulated other comprehensive income	4	14
Accumulated deficit	(81,828)	(66,544)
Total stockholders’ equity	14,597	7,203
Total liabilities and stockholders’ equity	$16,799	$10,968

See accompanying notes.

NeuroBo Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	For the Year Ended
	December 31,
	2021	2020
Operating expenses:
Research and development	$6,546	$4,531
Acquired in‑process research and development	—	17,339
General and administrative	8,752	7,846
Total operating expenses	15,298	29,716
Loss from operations	(15,298)	(29,716)
Interest income	14	39
Other expense, net	—	(1)
Loss before income taxes	(15,284)	(29,678)
Provision for income taxes	—	—
Net loss	(15,284)	(29,678)
Other comprehensive (loss) income, net of tax	(10)	2
Comprehensive loss	$(15,294)	$(29,676)
Loss per share:
Net loss per share, basic and diluted	$(0.66)	$(1.83)
Weighted average common shares outstanding:
Basic and diluted	23,143,792	16,217,339

See accompanying notes.

NeuroBo Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

			Additional	Accumulated
	Common Stock		Paid–In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2020	15,592,718	$16	$49,130	$12	$(36,866)	$12,292
Issuance of common stock in connection with equity financing	750,000	1	7,499	—	—	7,500
Transaction costs in connection with equity financing	—	—	(984)	—	—	(984)
Issuance of broker warrants in connection with equity financing	—	—	289	—	—	289
Issuance of common stock to former ANA stockholders and effect of asset acquisition	3,243,875	3	17,027	—	—	17,030
Stock–based compensation	—	—	699	—	—	699
Exercise of stock options	84,589	—	53	—	—	53
Foreign currency translation adjustment	—	—	—	2	—	2
Net loss	—	—	—	—	(29,678)	(29,678)
Balance at December 31, 2020	19,671,182	20	73,713	14	$(66,544)	$7,203
Issuance of common stock and warrants in connection with equity financing	6,807,693	7	23,993	—	—	24,000
Transaction costs in connection with equity financings	—	—	(2,089)	—	—	(2,089)
Exercise of stock options	182,896	—	115	—	—	115
Stock–based compensation	—	—	662	—	—	662
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(15,284)	(15,284)
Balance at December 31, 2021	26,661,771	$27	$96,394	$4	$(81,828)	$14,597

See accompanying notes.

NeuroBo Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended
	December 31,
	2021	2020
Operating activities
Net loss	$(15,284)	$(29,678)
Adjustments to reconcile net loss to net cash used in operating activities:
In process research and development, non-cash portion	—	17,339
Stock-based compensation	662	699
Non-cash lease expense	24	21
Depreciation	48	46
Change in assets and liabilities, net of the effects of the asset acquisition:
Prepaid expenses and other assets	396	33
Accounts payable	(1,162)	1,123
Accrued and other liabilities	182	(347)
Net cash used in operating activities	(15,134)	(10,764)
Investing activities
Cash acquired in connection with asset acquisitions	—	180
Transaction costs in connection with asset acquisitions	(583)	(107)
Purchases of property and equipment	(3)	(4)
Net cash (used in) provided by investing activities	(586)	69
Financing activities
Proceeds from equity offering	24,000	7,500
Issuance costs	(2,089)	(695)
Exercise of stock options	115	53
Net cash provided by financing activities	22,026	6,858
Net increase (decrease) in cash	6,306	(3,837)
Net foreign exchange difference	(8)	3
Cash at beginning of year	10,089	13,923
Cash at end of year	$16,387	$10,089

Supplemental non-cash investing and financing transactions:
Common stock and warrants issued in connection with asset acquisitions	$—	$17,030
Net assets assumed in connection with asset acquisitions	$—	$201
Unpaid transaction costs in accounts payable and accrued expenses related to asset acquisitions	$—	$583
Placement warrants issued in connection with equity financing	$—	$289

See accompanying notes.

NeuroBo Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Per Share Amounts)

1. The Company and Basis of Presentation

NeuroBo Pharmaceuticals, Inc. (together with its subsidiaries, the "Company" or "NeuroBo"), formerly known as Gemphire Therapeutics Inc. (“Gemphire”), is a clinical-stage biotechnology company with four therapeutic programs designed to impact a range of indications in neurodegenerative, infectious diseases and cardiometabolic disease:

●	ANA001, which is focused on the development for coronavirus indications, currently in Phase 2/3 clinical trials as a treatment for COVID-19.
●	NB-01, which was primarily focused on the development of a treatment for painful diabetic neuropathy (PDN). We are currently exploring alternatives with respect to the future of NB-01, including bringing NB-01 asset to the market through a different regulatory pathway, such as with an orphan drug indication or as a nutraceutical
●	NB-02, which has the potential to treat the symptoms of cognitive impairment and modify the progression of neurodegenerative diseases associated with the malfunction of a protein called tau, and with amyloid beta plaque deposition; and
●	Gemcabene, which is currently being assessed as an acute indication for COVID-19. Gemcabene was previously focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life-threatening cardiovascular disease, focused on orphan indications such as homozygous familial hypercholesterolemia, as well as nonalcoholic fatty liver disease/nonalcoholic steatohepatitis.

The Company’s operations have consisted principally of performing research and development activities, clinical development and raising capital. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved.

Mergers

2020 Merger with ANA

On December 31, 2020, the Company acquired 80% of ANA Therapeutics, Inc., a Delaware corporation (“ANA”), pursuant to an Agreement and Plan of Merger, dated December 31, 2020 (the “2020 Merger Agreement” or “2020 Merger”). Pursuant to the 2020 Merger Agreement, NeuroBo issued to the stockholders of ANA 3,243,875 shares of its common stock. The 2020 Merger, which closed on December 31, 2020, was accounted for as an asset acquisition pursuant to Topic 805, Business Combinations, as substantially all of the fair value of the assets acquired were concentrated in a group of similar non-financial assets.

2019 Merger with Gemphire

On July 24, 2019, Gemphire Therapeutics Inc. (“Gemphire”), and NeuroBo Pharmaceuticals, Inc. (“Private NeuroBo”) entered into a definitive agreement, which was amended on October 29, 2019 (the “2019 Merger Agreement”). The merger closed on December 30, 2019 whereby Private NeuroBo merged with a wholly-owned subsidiary of the Company in an all-stock transaction (the “2019 Merger”).

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

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

Basis of presentation and consolidation principles

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”)

The consolidated financial statements of the Company include a South Korean subsidiary, NeuroBo Co., Ltd., which is fully owned by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the financial statements.

Going Concern

From its inception through December 31, 2021, the Company has devoted substantially all of its efforts to drug discovery and development and conducting clinical trials. The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. As of December 31, 2021, the Company had $16.4 million in cash. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $81.8 million as of December 31, 2021.

To date, the Company has raised capital principally through the private placements of common stock and redeemable convertible preferred stock as well as via the issuance of convertible notes. The Company will need to continue to raise a substantial amount of funds until it is able to generate revenues to fund its development activities.

On March 18, 2022, the Company received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying that the Company was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company did not meet the minimum closing bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to September 14, 2022.

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

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

COVID-19

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a lasting national or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

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

War in Ukraine

The Company is subject to risks and uncertainties relating to its clinical trials as a result of the war in Ukraine that commenced in February 2022. The severity of the impact will depend on the Company’s ability to conduct its ANA001 trial in Ukraine and potentially conduct a Phase 3 clinical trial.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is principally held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of December 31, 2021, the Company had deposits in excess of federally insured amounts by $16.0 million.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

Fair Value of Financial Instruments

The Company’s financial instruments principally include cash, prepaid, other current assets, right of use assets, accounts payable, accrued liabilities and lease liabilities. The carrying amounts of prepaid expenses, accounts payable, and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. See Note 10 - Fair Value Measurements.

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

Leases

The Company accounts for leases under Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company assesses its contracts at inception to determine whether the contract contains a

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company has recognized right-of-use assets and lease liabilities that represent the net present value of future operating lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and amortized over the remaining terms of the leases. For operating leases of a short-term nature, i.e., those with a term of less than twelve months, the Company recognizes lease payments as an expense on a straight-line basis over the remaining lease term.

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

Foreign Currency Translation

The foreign subsidiary uses the South Korean Won (KRW) as their functional currency. The Company translates the assets and liabilities of its foreign operation into U.S. dollars based on the rates of exchange in effect as of the transaction date. The resulting adjustments from the translation process are included in accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets.

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

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

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

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

3. Balance Sheet Detail

Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2021	2020
Research and development equipment	$158	$158
Office equipment	63	60
Total property and equipment	221	218
Less accumulated depreciation	(111)	(63)
Property and equipment, net	$110	$155

Accrued liabilities

Accrued liabilities consist of the following:

	December 31,
	2021	2020
External research and development expenses	$854	$218
Payroll related	376	277
Professional services	59	561
Other	12	40
Total	$1,301	$1,096

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

The total purchase price paid in the 2020 Merger has been allocated to the net assets acquired and liabilities assumed based on their fair values as of the completion of the 2020 Merger. The following summarizes the purchase price paid in the 2020 Merger (in thousands, except share and per share amounts):

Number of shares of the combined organization owned by ANA's pre-merger stockholders	3,243,875
Multiplied by the fair value per share of NeuroBo's common stock (1)	$5.25
Fair value of common stock issued to effect the 2020 Merger	17,030
Transaction costs	690
Purchase price	$17,720

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

(1)	Based on the last reported sale price of the NeuroBo’s common stock on the Nasdaq Capital Market on December 31, 2020, the closing date of the 2020 Merger.

The allocation of the purchase price is as follows:

Cash acquired	$180
Net assets assumed	201
IPR&D (2)	17,339
Purchase price	$17,720

(2)	Represents the pre-2020 Merger research and development projects of ANA which were in-process, but not yet completed, and which the Company plans to advance post-2020 Merger. This consists primarily of technology associated with the Niclosamide drug compound. Current accounting standards require that the fair value of IPR&D projects acquired in an asset acquisition with no alternative future use be allocated a portion of the consideration transferred and charged to expense on the acquisition date.

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

In connection with the acquisition of ANA, the Company assumed a license agreement between ANA and YourChoice Therapeutics, Inc. (“YourChoice”) (the “YourChoice Agreement”). YourChoice granted to ANA, during the term of the YourChoice Agreement, an exclusive, worldwide, fee-bearing license derived from the licensed intellectual property throughout the world.

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

As of the December 31, 2021, no Royalty Payments had been accrued as there were no potential milestones yet considered probable.

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

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

Gemphire Merger

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

On March 23, 2021, NeuroBo, the Holders’ Representative, and the Rights Agent entered into the First Amendment to Contingent Value Rights Agreement (the “CVR Amendment”) to amend the CVR Agreement. Pursuant to the CVR Amendment, (i) the CVR Holders will continue to have the right to receive 80% of the proceeds from the grant, sale, or transfer of rights to Gemcabene as a treatment for cardiovascular conditions and (ii) the CVR Holders will now also receive 10% of the proceeds from the grant, sale, or transfer of rights to Gemcabene as a treatment for any indication outside of treating cardiometabolic diseases.

As of the December 31, 2021, no milestones had been accrued as there were no potential payments under the CVR Agreement or the CVR Amendment that were yet considered probable.

5. Commitments and Contingencies

Operating Leases

Boston Leases

On May 14, 2021, the Company entered into a non-cancelable operating lease for its corporate headquarters located in Boston Massachusetts. The agreement, effective August 1, 2021, has a six month term, and rental costs of approximately $3 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $2 over the term of the lease. In December 2021, the Company signed an amendment to its corporate headquarters lease to extend the term until March 31, 2022 for rental costs of approximately $1 per month.

Prior to August 2021, the Company was party to a non-cancelable operating lease for its corporate headquarters effective February 1, 2021. The lease had a six month term, and rental costs of approximately $3 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $1 over the term of the lease. Prior to February 1, 2021, a non-cancelable operating lease was in effect as of February 1, 2020 which had a one-year term and rental costs of $21 per month prior to the application of certain rent concessions granted by the landlord in the amount of $32.

No assets and liabilities were recognized for the corporate headquarters leases at December 31, 2021 and 2020. Due to the short-term nature of the leases, the Company recognized lease payments as an expense on a straight-line basis over the remaining lease term. For the years ended December 31, 2021 and 2020, expense under the corporate headquarters leases in the aggregate was $48 and $308, respectively.

Lease in Korea:

In May 2019, the Company entered a non-cancelable operating lease for its new facility in Korea (the “Korea Lease”). The initial lease term is five years with an option to renew for an additional five-year term. The lease commenced on July 2, 2019 and expires on July 1, 2024. The operating lease is subject to a deposit, base rent payments and additional charges for utilities and other common costs. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 10%, which corresponds to the Company’s incremental borrowing rate. As of December 31, 2021, the weighted average remaining lease term was 2.5 years. For the years ended December 31, 2021

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

and 2020, the Company recorded non-cash expense of $24 and $21, respectively, related to the Korea Lease. During the year ended December 31, 2021 and 2020, the Company made cash payments of $32 during each annual period, for amounts included in the measurement of lease liabilities.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2021:

As of
December 31,
2022	32
2023	32
2024	16
Total lease payments	80
Less effect of discounting	(9)
Total	71
Short-term portion	(26)
Long-term portion	$45

Xiehecheng Cultivation Service Agreement

On September 1, 2018, the Company entered into a cultivation service agreement with Xiehecheng Chinese Herm Limited Corporation for the cultivation of two plants used to manufacture the Company's clinical asset, NB-01.

As of December 31, 2021, future minimum payments under the agreement, which is cancellable annually at the end of each research year, are as follows:

December 31,

2022	$132
$132

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

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

None of the future milestone or royalty payments were triggered through December 31, 2021.

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

As of December 31, 2021 and 2020, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the license agreement, and as such, no liabilities were recorded related to the Pfizer Agreement.

YourChoice License Agreement

As described in Note 4, - Mergers, in connection with the acquisition of ANA, the Company assumed the YourChoice Agreement” between ANA and YourChoice. The fees due under the YourChoice Agreement include royalty payments of 0.5% of annual worldwide net sales of each Niclosamide Product (as defined in the 2020 Merger Agreement) and milestone payments in the aggregate of $19.5 million. The first milestone payment due is $5 million upon first receipt of Marketing Approval (as defined in the 2020 Merger Agreement) for the FDA for any Nicolsamide Product (as defined by the 2020 Merger Agreement), followed by sales milestones of $1 million, $1.5 million, $4 million, and $8 million if worldwide cumulative net sales of a Nicolsamide Product are equal or greater than $500 million, $1, billion, $3, billion, and $5 billion, respectively. The term of the YourChoice Agreement will expire on the expiration or invalidation of the last of the licensed patents under the YourChoice Agreement.

As of December 31 2021 and 2020, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the YourChoice Agreement, and as such, no liabilities were recorded related to the YourChoice Agreement.

Contingencies

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

6. License Agreement

Beijing SL License and Collaboration Agreement

Upon the close of the 2019 Merger, the License and Collaboration Agreement (the “Beijing SL Agreement”) with Beijing SL Pharmaceutical Co., Ltd. (“Beijing SL”)(the “Beijing SL Agreement”) was assumed by the Company, pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop,

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

manufacture and commercialize pharmaceutical products comprising, as an active ingredient, Gemcabene in mainland China, Hong Kong, Macau and Taiwan (each, a “region”, and collectively, the “Territory”). The terms of the Beijing SL Agreement include payments based upon achievement of milestones and royalties on net product sales. Under the Beijing SL Agreement, the Company has variable consideration in the form of milestone payments. As of December 31, 2021, no revenue under the Beijing SL Agreement has been recognized.

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

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

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

Dividend Rights

Common stockholders are entitled to receive dividends at the sole discretion of the board of directors of the Company. There have been no dividends declared on common stock to date as of December 31, 2021.

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

April 2020 Equity Financing

On April 16, 2020, the Company closed on a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company sold, in a registered direct offering (the “2020 Registered Offering”), 750,000 shares (the “Shares”) of the Company’s common stock at an offering price of $10 per share for gross proceeds of $7.5 million.

In connection with the 2020 Registered Offering, the placement agent received a cash commission equal to 7% of the gross proceeds from the sale of the Common Stock and warrants (the “Placement Agent’s Warrants”) to purchase up to 37,500 shares of Common Stock. The Placement Agent’s Warrants have an exercise price of $12.50 per share and a termination date of April 16, 2025. The fair value of the Placement Agent’s Warrants was $289 based on the Black-Scholes pricing model. Input assumptions used were as follows: a risk-free interest rate of 0.4%; expected volatility of 78.0%; expected life of 5 years; and expected dividend yield of 0%. The underlying traded stock price was used in the analysis. The Placement Agent’s Warrants were classified in stockholders’ equity as the number of shares were fixed

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

and determinable and given that the Placement Agent’s Warrants did not require cash settlement or have other provisions precluding equity treatment.

Issuance costs in connection with the 2020 Registered Offering were $1.0 million which included cash commissions equal to $0.5 million, legal and other fees of $0.2 million and the value of the Placement Agent’s Warrants of $0.3 million.

2021 Private Placement

On January 21, 2021, the Company closed on a Securities Purchase Agreement (the “2021 Purchase Agreement”) with certain institutional and accredited investors, pursuant to which the Company, in a private placement (“2021 Private Placement”), agreed to issue and sell an aggregate of 2,500,000 shares of the Company’s common stock at a purchase price of $4.00 per share, and warrants to purchase an aggregate of 2,500,000 shares of the Company’s common stock (the “2021 Warrants”), resulting in total gross proceeds to the Company of $10.0 million, before deducting placement agent fees and offering expenses. The 2021 Warrants have an initial exercise price of $6.03 per share. The 2021 Warrants are exercisable beginning six months following the date of issuance and will expire five and one-half years following such date. The fair value of the 2021 Warrants was $7.5 million and was based on the Black-Scholes pricing model. Input assumptions used were as follows: a risk-free interest rate of 0.5%; expected volatility of 76.0%; expected life of 5.5 years; expected dividend yield of 0%; and the underlying traded stock price. The relative fair value attributable to the stock and warrants was $6.3 million and $3.7 million, respectively. The 2021 Warrants were classified in stockholders’ equity as the number of shares were fixed and determinable, no cash settlement required and no other provisions precluding equity treatment.

Issuance costs in connection with the 2021 Private Placement were $0.9 million which included cash commissions equal to $0.7 million and legal and other fees of $0.2 million.

October 2021 Registered Direct Offering

On October 1, 2021, the Company entered into a Securities Purchase Agreement (the “October 2021 Securities Purchase Agreement”) with several institutional investors for the purchase and sale in a registered direct offering of 4,307,693 shares of the Company’s common stock, at a purchase price of $3.25 per share for gross proceeds of approximately $14.0 million.

The October 2021 Securities Purchase Agreement also provides for a concurrent private placement of warrants to purchase the Company’s common stock (the “October 2021 Warrants”) with the purchasers in the October 2021 Registered Offering. The October 2021 Warrants will be exercisable for up to an aggregate of 4,307,693 shares of common stock. The October 2021 Warrants will have an exercise price of $3.75 per share, will be exercisable commencing six months from the issuance date (the “Initial Exercise Date”), and will expire three and one-half years following the Initial Exercise Date. The fair value of the 2021 Warrants was $4.1 million and was based on the Black-Scholes pricing model. Input assumptions used were as follows: a risk-free interest rate of 0.5%; expected volatility of 80.0%; expected life of 3.5 years; expected dividend yield of 0%; and the underlying traded stock price. The relative fair value attributable to the stock and warrants was $9.8 million and $4.2 million, respectively. The 2021 Warrants were classified in stockholders’ equity as the number of shares were fixed and determinable, no cash settlement required and no other provisions precluding equity treatment.

Issuance costs in connection with the October 2021 Registered Direct Offering were $1.2 million which included cash commissions equal to $1.0 million and legal and other fees of $0.2 million.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

Warrants

The following warrants were outstanding as of December 31, 2021 and 2020:

Exercise Price	Number Outstanding	Expiration Date	Number Exercisable
$186.75	1,440	July 2028	1,440
$260.00	39,115	March 2022	39,115
$12.50	37,500	April 2025	37,500
Total outstanding December 31, 2020	78,055		78,055

$6.03	2,500,000	July 2026	2,500,000
$3.75	4,307,693	April 2025	-
	6,885,748		2,578,055

8. Stock-Based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying statements of comprehensive loss:

	Year Ended
	December 31,
	2021	2020
Research and development	$-	$18
General and administrative	662	681
Total stock-based compensation	$662	$699

Stock Options

In December 2018, Private NeuroBo adopted the NeuroBo Pharmaceuticals, Inc. 2018 Stock Plan (the "2018 Plan"), in December 2019 in connection with the 2019 Merger, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”), and in November 2021, the Company adopted the 2021 Inducement Plan. The 2018 Plan, 2019 Plan and 2021 Inducement Plan provide for the grant of stock options, restricted stock and other equity awards of the Company's common stock to employees, officers, consultants, and directors. Options expire within a period of not more than ten years from the date of grant. During the years ended December 31, 2021 and 2020, 676,666 and 420,000 stock options were granted, respectively, to employees and non-employee consultants with service conditions. The options granted with service conditions vest over a period between one year and three years.

As of December 31, 2021, 1,000,000, 4,444,115 and 3,452,252 shares were authorized under the 2021 Inducement Plan, 2019 Plan and 2018 Plan, respectively, for issuance under these plans.

The following table summarizes the Company’s stock option plan activity for the years ended December 31, 2021 and 2020 as follows:

Weighted‑
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Options	Price	Term (years)	(in thousands)
Outstanding at January 1, 2020	633,277	$0.63	—	—

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

Granted	420,000	$8.05	—	—
Exercised	(84,589)	$0.63	—	$639
Forfeited/Cancelled	(48,333)	$8.39	—	—
Outstanding at December 31, 2020	920,355	$3.61	8.5	$2,535
Granted	676,666	$2.26	—	—
Exercised	(182,896)	$0.63	—	$364
Forfeited/Cancelled	(439,126)	$1.93	—	—
Outstanding at December 31, 2021	974,999	$3.99	9.3	$-
Vested and expected to vest at December 31, 2021	974,999	$3.99	9.3	$-
Options exercisable at December 31, 2021	203,332	$8.01	8.2	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock per share at December 31, 2021 and 2020, as well as the dates options are exercised. Options with exercise prices above the fair value of the common stock were excluded from the intrinsic value calculations.

The weighted average fair value per share of options granted during the year ended December 31, 2021 and 2020 was $1.53 and $5.35, respectively.

The following table summarizes the Company’s unvested stock options as of and for the year ended December 31, 2021:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Nonvested at January 1, 2021	629,127	$2.48
Granted	676,666	$1.53
Vested	(95,000)	$5.10
Forfeited/Cancelled	(439,126)	$1.35
Nonvested as of December 31, 2021	771,667	$1.97

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

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended
	December 31,
	2021	2020

Expected stock price volatility	79.0-80.4%	77.4%
Expected life of options (years)	5.8	5.8
Expected dividend yield	—%	—%
Risk free interest rate	0.93-1.33%	1.51%

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

During the years ended December 31, 2021 and 2020, 95,000 and 145,485 stock options vested, respectively. The weighted average fair value per share of options vesting during the years ended December 31, 2021 and 2020 was $5.45 and $4.23, respectively During the years ended December 31, 2021 and 2020, 439,126 and 48,333 stock options were forfeited, respectively. As of December 31, 2021, 7,652,740 shares in the aggregate were available for future issuance under the 2021 Inducement Plan, the 2019 Plan and 2018 Plan.

Unrecognized stock-based compensation cost for the stock options issued under the 2021 Inducement Plan, the 2019 Plan and 2018 Plan was $1.4 million as of December 31, 2021. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.7 years.

9. Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities if their effect is antidilutive. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, convertible notes payable, options outstanding under the Company's stock option plan and warrants during the periods that these instruments are outstanding. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

The following potential shares of common stock were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Year ended
	2021	2020
Stock options	974,999	920,355
Warrants	6,885,748	78,055

10. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs: Unadjusted quoted prices for identical assets or liabilities in active markets;

Level 2 inputs: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, whether directly or indirectly, for substantially the full term of the asset or liability;

Level 3 inputs: Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

There were no financial instruments measured on a recurring basis as of December 31, 2021 and 2020 and on a non-recurring basis for any of the periods presented.

11. Income Taxes

The effective tax rate for the years ended December 31, 2021 and 2020 was zero percent. A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	For the Year Ended December 31,
	2021	2020
Income tax (benefit) provision at federal statutory rate	21.0%	21.0%
State income tax, net of federal benefit	3.5	1.9
Acquired in-process research and development expense	-	(12.3)
Valuation allowance	(26.2)	(44.3)
Research credits	2.5	0.3
Provision to tax return	(1.0)	34.2
Other	0.2	(0.8)
Effective tax rate	—%	—%

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

Loss before provision for taxes for the years ended December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2021	2020

Loss before Income taxes:
Domestic	$(14,954)	$(29,297)
Foreign	(330)	(381)
	$(15,284)	$(29,678)

The components of income tax provision (benefit) consisted of the following for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

Tax Provision (Benefit):
Current
Domestic	$—	$—
Foreign	—	—
Total current tax provision (benefit)	—	—

Deferred
Domestic	(3,932)	(13,059)
Foreign	(81)	(95)
Total deferred tax provision (benefit)	(4,013)	(13,154)

Change in valuation allowance - Domestic	3,932	13,059
Change in valuation allowance - Foreign	81	95

Total tax provision (benefit)	$—	$—

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

Significant components of the Company’s deferred tax assets and liabilities are summarized in the tables below as of (in thousands):

	Year Ended December 31,
	2021	2020

Deferred tax assets:
Federal and state operating loss carryforwards	$19,904	$14,052
Foreign operating loss carryforwards	324	243
Acquired intangibles	8,706	11,050
Stock-based compensation	276	161
Lease liability	17	24
Other	44	52
Research and development credit carryforwards	1,483	1,166
	30,754	26,748
Valuation allowance - Domestic	(30,410)	(26,478)
Valuation allowance - Foreign	(324)	(243)
Total deferred tax assets, net of valuation allowance	20	27

Deferred tax liabilities:
ROU asset	(18)	(24)
Other	(2)	(3)
Net deferred tax assets	$—	$—

As of December 31, 2021 and 2020, the Company had deferred tax assets of approximately $30.8 million and $26.7 million, respectively. Realization of the deferred tax assets is primarily dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has had significant pre-tax losses since its inception. The Company has not yet generated revenues and faces significant challenges to becoming profitable. Accordingly, the deferred tax assets have been fully offset by a valuation allowance of $30.8 million and $26.7 million as of December 31, 2021 and 2020, respectively. U.S. deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability or another source of income.

As of December 31, 2021 and 2020, the Company’s federal net operating loss carryforwards were approximately $81.8 million and $57.5 million, respectively. The Company had federal research credit carryforwards as of December 31, 2021 and 2020 of approximately $1.0 million and $0.7 million, respectively. The federal net operating loss incurred prior to January 1, 2018 will begin to expire in 2034 and tax credit carryforwards will begin to expire in 2038 if not utilized. Federal net operating losses incurred after December 31, 2017 will not expire. As of December 31, 2021 and 2020, the Company had state net operating loss carryforwards of approximately $42.6 million and $25.1 million, respectively. The Company had state research credit carryforwards of $0.6 million and $0.5 million as of December 31, 2021 and 2020, respectively. The state net operating loss carryforwards and state research credit carryforwards will begin to expire in 2038, if not utilized. Lastly, the Company had foreign net operating loss carryforwards of approximately $1.3 million and $1.0 million as of December 31, 2021 and 2020, respectively. The foreign net operating loss carryforwards will begin to expire in 2028.

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

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2021 and 2020, and as such, no interest or penalties were recorded to income tax expense.

The Company’s corporate returns are subject to examination beginning with the 2017 tax year for federal and state jurisdictions, and beginning with the 2018 tax year for one foreign jurisdiction.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. As of December 31, 2021, the Company has analyzed the provisions of the CARES Act and determined it did not have a significant impact to the Company.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Paycheck Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for 2021.

12. Related Party Transactions

Agreements with Dong-A ST

On September 28, 2018, Private NeuroBo entered into a five year manufacturing and supply agreement with Dong-A ST, a greater than 5% shareholder, for the manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials (the “Manufacturing Agreement”). There were no manufacturing related costs under the Manufacturing Agreement for the years ended December 31, 2021 or 2020.

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

License Agreement with YourChoice

As described in Note 5 – Commitments and Contingencies, in connection with the Company’s acquisition of ANA, the Company assumed the YourChoice Agreement between ANA and YourChoice, effective as of the closing of the 2020 Merger. Pursuant to the YourChoice Agreement, YourChoice granted to ANA, during the term of the YourChoice Agreement, an exclusive, worldwide, fee-bearing license derived from the licensed intellectual property throughout the world. The fees due under the YourChoice Agreement include certain single-digit royalty payments and milestone

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

payments in the aggregate of $19.5 million. The term of the YourChoice Agreement will expire on the expiration or invalidation of the last of the licensed patents under the YourChoice Agreement. Akash Bakshi, the Company’s former Chief Operating Officer serves as Chief Executive Officer and director of YourChoice.

13. Defined Contribution Plan

The Company adopted a 401(k) defined contribution plan in November 2018, effective as of January 1, 2019, for all employees over age 21. Employees can defer up to 90% of their compensation through payroll withholdings into the plan subject to federal law limits. Discretionary employer matches vest over a six-year period beginning on the second anniversary of an employee’s date of hire. Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. No matching contributions were made during the years ended December 31, 2021 and 2020.

14. Subsequent Events

2019 Plan Evergreen Provision

On January 1, 2022, 1,066,470 shares were added to the 2019 Plan as a result of the evergreen provision.

Boston Lease Extension

In February 2022, the Company signed an amendment to its corporate headquarters lease to extend the term until June 2022 for rental costs of approximately $1 per month.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this annual report for the Company. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report, as a result of a material weaknesses in our internal control over financial reporting, which is discussed further below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. The scope of management’s assessment regarding the Company’s internal control over financial reporting includes the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of The Treadway Commission. As a result of this assessment, management has concluded that our internal control over financial reporting was not effective.

In connection with the preparation of the audited financial statements included elsewhere in this report, management has identified a material weakness resulting from a lack of segregation of duties over financial reporting, and a material weakness related to logical access over computer applications. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, there was a lack of segregation of duties involved in the execution of wire transfers, preparing journal entries, and review over clinical trial accruals, and certain individuals in the accounting department have administrative access to the financial reporting systems. See “Remediation Efforts to Address the Material Weaknesses” below for steps we are taking to correct these material weaknesses.

Remediation Efforts to Address the Material Weaknesses

We are in the process of remediating, but have not yet remediated, the material weaknesses related to lack of segregation of duties and logical access as described above. Under the oversight of the audit committee, management is developing a detailed plan and timetable for the implementation of appropriate remedial measures to address the material weaknesses. As of the date of this report, we are taking or intend to take the following actions:

•	we will enhance the controls over wire disbursements, separating the functions of initiating and wiring to two separate individuals;

•	we have improved processes in the area of clinical site expense monitoring, including increasing communication between our accounting and clinical personnel, as well as with our clinical vendors;
•	We will implement enhanced controls relative to the review and oversight of the accounting for clinical trial expenses and the review of journal entries.
•	We will restrict administrator rights to only those individuals who require access.

Management may decide to take additional measures to remediate these material weaknesses as necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, including our PEO and PFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

Other than the remediation activities related to the material weaknesses listed above, the Company has remediated a previous material weakness related to accounting for mergers. We have remediated this material weakness during the quarter ended December 31, 2021, by implementing controls to enhance the oversight over unusual transactions, including engaging subject matter experts for review of unusual transactions, and having accounting personnel present at board and committee meetings at which unusual transactions are considered.

ITEM 9B.OTHER INFORMATION

None

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Board is divided into three classes. Members of each class serve staggered three-year terms. The terms of office of directors in Class I, Class II and Class III expire at the annual meetings of stockholders to be held in 2023, 2024 and

2022, respectively. The following table provides information as to each person who is, as of the filing hereof, a director and/or executive officer of the Company.

Name	Position(s)	Age
Andrew Koven	Class II Director and Chair of the Board	64
Hyung Heon Kim	Class II Director	46
Jason L. Groves	Class II Director	51
Na Yeon (Irene) Kim	Class I Director	46
D. Gordon Strickland	Class I Director	75
Michael Salsbury	Class III Director	72
Richard Kang	Class III Director	50
Ben Gil Price, M.D.	President and Chief Executive Officer	66

Business Experience and Background of Directors and Executive Officers

Mr. Andrew Koven-Mr. Koven has served as a member of our Board since July 2021, and Chair of our Board since January 2022. Mr. Koven is the Lead Independent Director of Kala Pharmaceuticals, Inc., a public biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. He has served as the Lead Independent Director of Kala Pharmaceuticals, Inc. since December 2018 and as a member of the Kala board of directors since September 2017. Mr. Koven was, until his retirement in January 2019, the President and Chief Business Officer of Aralez Pharmaceuticals Inc., or Aralez, a public specialty pharmaceutical company, and served in that role with the company’s predecessor, Pozen Inc., commencing in June 2015. Prior to joining Pozen, Mr. Koven served as Executive Vice President, Chief Administrative Officer and General Counsel of Auxilium Pharmaceuticals Inc., a public specialty biopharmaceutical company, from February 2012 until January 2015, when it was acquired by Endo International plc. Mr. Koven served as President and Chief Administrative Officer and a member of the board of directors of Neurologix, Inc., a company focused on the development of multiple innovative gene therapy development programs, from September 2011 to November 2011. Before Neurologix, Mr. Koven served as Executive Vice President and Chief Administrative and Legal Officer of Inspire Pharmaceuticals, Inc., a public specialty pharmaceutical company, from July 2010 until May 2011 when it was acquired by Merck & Co., Inc. Previously, Mr. Koven served as Executive Vice President, General Counsel and Corporate Secretary of Sepracor Inc. (now Sunovion), a public specialty pharmaceutical company, from March 2007 until February 2010 when it was acquired by Dainippon Sumitomo Pharma Co., Ltd. Prior to joining Sepracor, Mr. Koven served as Executive Vice President, General Counsel and Corporate Secretary of Kos Pharmaceuticals, Inc., a public specialty pharmaceutical company, from August 2003 until its acquisition by Abbott Laboratories (now AbbVie) in December 2006. Mr. Koven began his career in the pharmaceutical industry first as an Assistant General Counsel and then as Associate General Counsel at Warner-Lambert Company from 1993 to 2000, followed by his role as Senior Vice President and General Counsel at Lavipharm Corporation from 2000 to 2003. From 1986 to 1992 he was a corporate associate at Cahill, Gordon & Reindel in New York. From 1992 to 1993 he served as Counsel, Corporate and Investment Division, at The Equitable Life Assurance Society of the U.S. Mr. Koven holds a Master of Laws (LL.M.) Degree from Columbia University School of Law and a Bachelor of Laws (LL.B.) Degree and Bachelor of Arts Degree in Political Science from Dalhousie University. Our Board believes that Mr. Koven’s extensive experience in the pharmaceutical industry qualifies him to serve as a director.

On March 9, 2021, Dong-A ST entered into a Voting Agreement with the E&H Funds (the “Voting Agreement”). Pursuant to the terms of the Voting Agreement and subject to the terms and conditions thereof, each of the E&H Funds and Dong-A ST agreed, among other things, to vote the shares of common stock of the Company owned by the E&H Funds and Dong-A ST together with any other shares of common stock of the Company that become beneficially owned by the E&H Funds and Dong-A ST in favor of the other party’s nominees subject to the terms therein. Mr. Koven was nominated in accordance with the terms of the Voting Agreement and each of the E&H Funds and Dong-A ST voted their shares in favor of the election of Mr. Koven.

Mr. Hyung Heon Kim- Mr. Kim has served as a member of our Board since July 2021. Mr. Kim is the General Counsel and a Vice President of Dong-A ST and Dong-A Socio Group, a Korean-based group of companies mainly engaged in the research, development, production and sale of pharmaceuticals, medical devices and APis. Mr. Kim has served as General Counsel of Dong-A ST since January 2018 and as a Vice President of Dong-A ST since December 2020. Mr. Kim previously served as Executive Director of Dong-A ST from January 2018 through December 2020. Prior to his roles with Dong-A ST, Mr. Kim was Head of International Legal Affairs for Dong-A Socio Holdings Co., Ltd., a Korean-based holdings company for the Dong-A Socio group of companies from 2012 to 2018. Since April 2021, Mr. Kim has served as a director of AnaPath Services GmbH, a private Swiss-based provider of scientific research and development services, and STP America Research Corp, a private New Jersey-based research and development company. Prior to joining Dong-A Socio Group, Mr. Kim served as legal counsel to SK Energy Co., Ltd. and SK Innovation Co., Ltd. from 2008 to 2011. Mr. Kim received his Bachelor of Law degree from Soongshil University in Korea, and obtained his Juris Doctor from Washington University School of Law. Our Board believes that Mr. Kim's experiences gained as General Counsel and Head of International Legal Affairs to an established pharmaceutical group of companies qualify him to serve as a director.

Mr. Kim was nominated in accordance with the terms of the Voting Agreement and each of the E&H Funds and Dong-A ST voted their shares in favor of the election of Mr. Kim.

Mr. Jason L. Groves, Esq. has served a member of our Board since December 2019. He is the Executive Vice President and General Counsel of Medifast, Inc. (NYSE: MED), a publicly held leading manufacturer and distributor of clinically-proven, healthy-living products and programs. He has served in this position since November 2011, and as Corporate Secretary since June 2015. Preceding and during his current position, Mr. Groves was a Medifast, Inc. director from 2009 to 2015, serving on the Audit Committee from 2009 to 2011. Mr. Groves was Assistant Vice President of Government Affairs for Verizon Maryland from 2003 until 2011, after having joined Verizon in 2001. A United States Army veteran, Mr. Groves was a direct-commissioned Judge Advocate in the United States Army Judge Advocate General’s (JAG) Corps. As a JAG officer, he practiced law and had the distinction of prosecuting criminal cases in the District Court of Maryland as a Special Assistant United States Attorney. Mr. Groves recently completed nine years with the Anne Arundel Medical Center Board of Trustees, chairing their international captive insurance company board for eight years. Mr. Groves received his Bachelor of Science degree, cum laude, in Hospitality Management from Bethune-Cookman University, and obtained his Juris Doctor from North Carolina Central University School of Law. Our Board believes that Mr. Grove’s experience serving as an independent director, audit committee member and general counsel of a large corporation and assisting with the initial international introduction of such corporation’s products qualify him to serve as a director.

Mr. Groves was nominated in accordance with the terms of the Voting Agreement and each of the E&H Funds and Dong-A ST voted their shares in favor of the election of Mr. Groves.

Ms. Na Yeon (“Irene”) Kim has served as a member of our Board since December 2019 and served as the Chair of our Board from December 2019 to January 2021. Prior to December 2019, she had served on the Board of Private NeuroBo since April 2018. Ms. Kim also currently serves as the Chief Executive Officer of E&Investment, Inc., a South Korean venture capital firm specializing in investments in life sciences companies, a position she has held since March 2018. From October 2015 until March 2018, Ms. Kim was a Representative Director for The SEED Investment Co., Ltd. (formerly known as OST Investment Co., Ltd.), a South Korean investment and fund manager specializing in investments in life sciences companies, and from January 2015 until December 2017, Ms. Kim served as member of the board of directors of Macrogen, Inc., a South Korean, publicly-traded biotechnology company specializing in precision medicine and biotechnology. Ms. Kim also served as an officer of AJUIB Investment, Inc., a venture capital firm headquartered in South Korea specializing in investments in life-science companies from August 2014 until September 2015. Ms. Kim focuses on investment opportunities in a number of industries, particularly in the field of BioPharma, and has more than 15 years of accumulated experience of investment in private equity/venture capital markets. As an investor representative, Ms. Kim has successfully managed more than $400 million in private equity and venture capital funds. Ms. Kim holds an M.S. and B.S. in biomolecular engineering, as well as an M.B.A. from Yonsei University in Korea. Our Board believes that Ms. Kim’s specialized knowledge in building value in life sciences companies and her extensive investment management experience qualify her to serve as a director.

D. Gordon Strickland- has served a member of our Board since January 2022. He served as Chairman of Ampex Corporation, a publicly traded technology company, from March 2012 until June 2019. He also served as Ampex’s

Chief Executive Officer from February 2007 to March 2012. Prior to Ampex, he served as President and Chief Executive Officer of Cardiff Holdings, a privately held producer of credit, debit, loyalty and other cards by Brookside Equity Partners from March 2012 to August 2013. Prior to Cardiff Holdings, Mr. Strickland was the chairman of Medical Resources, a public operator of diagnostic imaging centers. Mr. Strickland was also president and CEO of MCSi, Inc, a technical integrator of audio visual products, from March 2003 until March 2004. Prior to MCSi, Mr. Strickland was the president and CEO of Capitol Wire, Inc, an internet based news and information service provider from September 1999 until August 2002 and had leadership roles with Kerr Group, a manufacturer of glass containers and plastic packaging, from June 1986 until August 1997, including serving as the president and CEO, and as Senior Vice President, Finance and Chief Financial Officer. Mr. Strickland has over 35 years of experience as a senior executive and board member with public and private companies. Mr. Strickland received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A from Yale University. Our Board believes that Mr. Strickland’s experience serving as Chairman and Chief Executive Officer of a publicly traded company, Ampex, qualifies him to serve as a director.

Mr. Michael Salsbury has served a member of our Board since December 2019. He has served as Counsel to Verisma Systems, Inc., a provider of cloud-based automated disclosure management systems, since September 2017, and as counsel to Current Health Inc., a provider of remote care management products and services, since May 2021. From February 2013 to July 2017, he served as Secretary and General Counsel to Best Doctors, Inc., a provider of expert medical opinions. Mr. Salsbury has more than 25 years’ experience as a senior executive with public and private companies and private law practice. Mr. Salsbury received a J.D. and M.B.A. from University of Virginia and a B.A. from Dartmouth College. Our Board believes that Mr. Salsbury’s legal expertise and his experience serving as general counsel and secretary of a Fortune 100 corporation qualifies him to serve as a director.

Dr. Richard Kang has served a member of our Board since December 2019. He previously served as our President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Treasurer, from January 1, 2020 until November 2021. Previously, he served as an officer of NeoImmuneTech, Inc., a biotechnology company developing T cell-centered novel immunotherapeutics, from May 2014 to December 2019, most recently as Co-President and Chief Executive Officer and a member of the board of directors. Dr. Kang held various officer positions at Private NeuroBo, including as President and Chief Operating Officer from September 2017 through February 2019, and also served on Private NeuroBo’s board of directors from July 2017 to February 2019. He was reappointed to Private NeuroBo’s board of directors in December 2019. Dr. Kang also served as President and Chief Executive Officer of JK BioPharma Solutions, Inc. from January 2013 to February 2019. Dr. Kang received a Ph.D. in Molecular Plant Pathology from The University of Edinburgh, an M.S. in Plant Molecular Genetics from Seoul National University and a B.S. in Horticultural Science from Seoul National University. Our Board believes that Dr. Kang’s business experience, executive officer positions at the Company and prior experience as Private NeuroBo's former President, Chief Operating Officer and director qualifies him to serve as a director.

Dr. Ben Gil Price has served as our President and Chief Executive Officer since November 15, 2021. Prior to joining NeuroBo, from June 2017, Dr. Price served as Chief Medical Officer of the pharmacovigilance team of ProPharma Group, a global industry leader in comprehensive compliance services that span the entire lifecycle of pharmaceuticals, biologics, and devices. He previously served as Chief Executive Officer and Chief Medical Officer of Drug Safety Solutions, Inc., a provider of solutions for clinical and drug safety operations, from 2002 until its acquisition by ProPharma Group in 2017. From 1997 to 2002, Dr. Price was the Director of Clinical Development for oncology at MedImmune, Inc., which is now the biologics subsidiary of AstraZeneca plc. Prior to joining MedImmune, Dr. Price worked in the contract research organization sector. Dr. Price began his pharmaceutical career at Glaxo Inc., which is now GlaxoSmithKline plc, where he worked for nearly nine years on both the commercial and research sides of that company. Dr. Price currently serves on the board of directors of Assay Quant Technologies, a privately held company focusing on developing assays for pharmaceutical research efforts, and AntiSense Therapeutics, Ltd., an Australian publicly traded company developing and commercializing antisense pharmaceuticals for large unmet markets in rare diseases. From 2007 to 2016, Dr. Price served on the board of directors of Sarepta Therapeutics, Inc., a publicly traded commercial-stage biopharmaceutical company focused on the discovery and development of unique RNA-targeted therapeutics for the treatment of rare neuromuscular diseases. Dr. Price is a clinical physician trained in internal medicine, and is a former member of the American Medical Association, the Academy of Pharmaceutical Physicians and a past member of the American Society for Microbiology.

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive officers. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our website, http://www.neurobopharma.com.The full text of our code of conduct is posted on the investor relations section of our website at http://neurobopharma.com/corporate-governance/highlights.

Audit Committee

Our Board has established an audit committee, which is comprised of Mr. Strickland, Mr. Koven and Mr. Groves, with Mr. Strickland serving as chair of the committee. Each member of our audit committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations and is financially literate. In addition, our Board has determined that Mr. Strickland qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not impose on either of them any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our Board.

ITEM 11.EXECUTIVE COMPENSATION

Executive Officer Compensation

The following tables and accompanying narrative disclosure discuss the compensation awarded to, earned by, or paid to:

•	Dr. Ben Gil Price, our President, and Chief Executive Officer
•	Dr. Richard Kang, our former President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Treasurer and
•	Mr. Akash Bakshi, our former Chief Operating Officer.

We refer to these three executive officers as the “named executive officers.”

Summary Compensation Table for 2021

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during the fiscal years ended December 31, 2021 and 2020.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($) (4)	BONUS ($)	OPTION AWARDS ($)(1)	ALL OTHER COMPENSATION ($)	TOTAL ($)
Ben Gil Price (2)	2021	66,154	—	854,122	—	920,276
President, and Chief Executive Officer	2020	—	—	—	—	—
Richard Kang (3)	2021	260,769	130,680	—	160,000	551,449
Former President and Chief Executive Officer	2020	302,308	125,000	—	—	427,308
Akash Bakshi (4)	2021	250,000	—	—	125,000	375,000
Former Chief Operating Officer	2020	—	—	—	—	—

(1)	Reflects the aggregate grant date fair value of options granted during the fiscal year ended December 31, 2021, as computed in accordance with ASC 718.
(2)	Dr. Price was appointed as our President and Chief Executive Officer effective November 15, 2021.

(3)	Dr. Kang resigned as the Company’s President and Chief Executive Officer effective November 15, 2021. All other compensation for Dr. Kang includes a severance payment of $150,000 and $10,000 of consulting fees.
(4)	Mr. Bakshi was appointed as our Chief Operating Officer, effective December 31, 2020 upon the Company’s completion of its acquisition of ANA Therapeutics. Mr. Bakshi received no compensation from the Company during the fiscal year ended December 31, 2020. On December 31, 2021, Mr. Bakshi resigned from the Company. All other compensation for Mr. Bakshi includes a severance payment.

Narrative Disclosure to Summary Compensation Table

Agreements with Our Named Executive Officers

We have entered into written agreements with each of our named executive officers.

Dr. Ben Gil Price

On November 3, 2021, the Company and Dr. Price entered into an employment agreement (the “Price Employment Agreement”). The Price Employment Agreement has an initial term (the “Initial Term”) of one year beginning on November 3, 2021 and automatically renews for an additional one year period at the end of the Initial Term a (a “Renewal Term”) provided that at least 60 days prior to the expiration of the Initial Term or any Renewal Term the Board does not notify Dr. Price of its intention not to renew.

The Employment Agreement entitles Dr. Price to an annual base salary of $400,000, reviewed annually. Dr. Price is also eligible for annual incentive compensation targeted at 50% of his base salary. Pursuant to the terms of the Price Employment Agreement, and as approved by the independent members of the Board on November 3, 2021, Dr. Price was granted, effective as of Dr. Price’s first day of full-time employment with the Company (the “Grant Date”), a non-qualified stock option “inducement award” to purchase 616,666 shares of the Company’s common stock pursuant to the terms of a stock option award agreement (the “New Hire Option”) under the Inducement Plan as an inducement material to Dr. Price becoming an employee of the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The New Hire Option has a ten-year term and vests as to 266,666 of the shares underlying the stock option on the first anniversary of the Grant Date and as to the remaining 350,000 of the shares on the second anniversary of the Grant Date. The New Hire Option granted to Dr. Price has an exercise price per share equal to the closing price of the Company’s common stock on the Grant Date.

In the event of Dr. Price’s death during the employment period or a termination due to disability, Dr. Price or his beneficiaries or legal representatives shall be provided any annual base salary earned, but unpaid, for services rendered to the Company on or prior to the date on which the employment period ends, unreimbursed expenses and certain other benefits provided for in the Employment Agreements (the “Unconditional Entitlements”). In the event of termination for cause by the Company or the termination of employment as a result of resignation without good reason, Dr. Price shall be provided the Unconditional Entitlements.

In the event of a resignation by Dr. Price for good reason, the exercise by the Company of its right to terminate such officer other than for cause, death or disability or the Company’s election not to extend the employment period upon expiration of the Initial Term or any renewal term (not within twelve months following or three months prior to the effective date of a Change in Control), Dr. Price will receive the Unconditional Entitlements and, subject to him signing and delivering to the Company and not revoking a general release of claims in favor of the Company and certain related parties, the Company shall provide Dr. Price a severance amount equal to $100,000.

In the event of a resignation by Dr. Price for good reason, the exercise by the Company of its right to terminate such officer other than for cause, death or disability, in each case, within twelve months following or three months prior to the effective date of a Change in Control, Dr. Price will receive (i) the Unconditional Entitlements and (ii) 1.0 times the sum of his annual base salary and target cash bonus.

Dr. Richard Kang

On February 11, 2020, we entered into an Employment Agreement with Dr. Kang, our former President and Chief Executive Officer, which was given retroactive effect to January 1, 2020 (the “Kang Employment Agreement”). The Kang Employment Agreement provided for the at-will employment of Dr. Kang as our President and Chief Executive Officer, at a base salary of $300,000 per year. Dr. Kang was also eligible to receive annual bonus compensation with an annual target bonus opportunity of 50% of his base salary, starting with the 2020 fiscal year. Dr. Kang was also eligible to receive an annual stock option grant and to participate in our employee benefit plans that are in effect for similarly-situated employees.

On November 3, 2021, Dr. Kang resigned from his position as President and Chief Executive Officer. In connection with Dr. Kang’s departure, the Company and Dr. Kang entered into a Separation Agreement effective as of November 3, 2021 (the “Separation Agreement”). Pursuant to the Separation Agreement, in exchange for granting and not revoking a customary release agreement after the Separation Date, Dr. Kang will be entitled to receive (i) severance pay in an amount equal to $150,000, payable in substantially equal installments in accordance with the Company’s payroll practice over four months, provided that Dr. Kang has not breached any of his continuing obligations, (ii) an amount equal to $130,680 as the prorated amount of his annual bonus for 2021, and (iii) reimbursement of COBRA premiums for health benefit coverage for up to twelve months, in an amount equal to the monthly employer contribution that the Company would have made to provide health insurance to Dr. Kang had he remained employed with the Company. In addition, in exchange for granting and not revoking a customary release agreement after the Separation Date, the Company will enter into a consulting agreement with Dr. Kang pursuant to which Dr. Kang will provide consulting services to the Company for a period of one year following the effective date of such consulting agreement, during which period Dr. Kang will be entitled to receive $10,000 per month as compensation for such services.

Mr. Akash Bakshi

On December 31, 2020, we entered into an Employment Agreement with Mr. Bakshi (the “Bakshi Employment Agreement”), our former Senior Vice President and Chief Executive Officer. The Bakshi Employment Agreement provided for at-will employment of Mr. Bakshi as our Senior Vice President and Chief Operating Officer at a base salary of $250,000 per year. Mr. Bakshi was also eligible to receive an annual bonus compensation with an annual target bonus opportunity of 40% of his base salary, starting with the 2021 fiscal year.

On August 13, 2021, we entered into a Release Agreement (the “Bakshi Release Agreement”) with Mr. Bakshi, pursuant to which, we and Mr. Bakshi agreed that Mr. Bakshi’s employment with the Company will terminate as of December 31, 2021 or such earlier date as determined by the Company (the “Resignation Date”). Mr. Bakshi’s employment was terminated on December 31, 2021. Under the Bakshi Release Agreement, subject to non-revocation of a general release and waiver of claims in favor of the Company, the Company has agreed to pay Mr. Bakshi a total of $125,000 less required deductions and withholdings, paid in approximately equal monthly installments during the six-month period commencing within 30 days after the Resignation Date.

Outstanding Equity Awards at Fiscal Year-End 2021

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2021:

NAME	GRANT DATE	VESTING COMMENCEMENT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Dr. Ben Gil Price	November 3, 2021(1)	November 3, 2021	—	616,666 (2)	2.04	November 3, 2031
Dr. Richard Kang	—	—	—	—	—	—
Akash Bakshi	—	—	—	—	—	—

(1) All of the outstanding stock option awards were granted under the NeuroBo 2021 Inducement Plan.

(2) Subject to continued service: (a) 266,666 shares vest on the first anniversary of the vesting commencement date, and 350,000 shares vest on the second anniversary of the vesting commencement date.

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

The following table provides compensation information for the fiscal year ended December 31, 2021 for each non-employee member of our Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

Ms. Na Yeon (Irene) Kim	31,843	—	31,843
Jeong Gyun Oh (1)	30,693	—	30,693
Jason Groves	81,033	—	81,033
Michael Salsbury	79,319	—	79,319
Tae Heum (Ted) Jeong (2)	1,778	—	1,778
Douglas Swirsky	153,979	—	153,979
Andrew Koven (3)	62,480	180,698(4)	243,178
Hyung Heon Kim (3)	28.696	—	28,696

(1) Mr. Oh did not stand for re-election and his term ended July 9, 2021.

(2) Mr. Jeong resigned from the Board effective as of January 9, 2021.

(3) Mr. Koven and Mr. Kim were appointed to the Board effective as of July 9, 2021

(4) Mr. Koven was granted an option to purchase 60,000 shares at an exercise price of $4.52 in September 2021. Each option vests, subject to continuing service, in 36 monthly installments beginning October 2, 2021. The amount reported reflects the aggregate grant date fair value of the option granted to Mr. Koven during the fiscal year ended December 31, 2021, as computed in accordance with ASC 718.

Under the Company’s prior Non-Employee Director Compensation Policy, which was in effect during 2021, non-employee directors were entitled to following compensation:

●	Annual cash compensation of $20,000 per year;
●	$20,000 per year for service on a committee, irrespective of the number of committees;
●	$35,000 additional per year of service for the Chair of the Board;
●	$20,000 additional per year for service for each of the Chair of the Nomination Committee and the Compensation Committee; and
●	$40,000 per year additional for service for each of the Chair of the Audit Committee; and
●	Option to purchase 60,000 shares, vested monthly over 36 months upon election as a director;

In September 2021, the Board formed a transaction committee of the Board consisting of 4 members of the Board to review a licensing transaction presented to the Board.  Pursuant to the authorizing resolution, the Board approved the following compensation for the members of the Board serving on such transaction committee: a monthly fee in the amount of $5,000 per month (for each calendar month or portion thereof that such member serves on the transaction committee) and $800 per meeting of the transaction committee attended by such member.

In January 2022, the compensation committee recommended and our Board approved the Company’s Amended and Restated Non-Employee Director Compensation (the “Amended Non-Employee Director Compensation Policy”). Under the Amended Non-Employee Director Compensation Policy, all of our non-employee directors receive an annual cash retainer of $40,000 for Board service except for the Chair of the Board who will receive an annual cash retainer of $75,000. A lead independent director, if applicable, would receive a total of $60,000. In addition, directors receive an additional cash retainer for serving as a committee chair or member as follows:

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Committee Chair	$18,000	$12,000	$8,000
Committee Member (other than the Chair)	9,000	6,000	4,000

In addition, non-employee directors are entitled to an initial grant for a nonstatutory stock option to acquire 40,000 shares of the Company’s common stock pursuant to the terms and conditions of the Company’s 2019 Equity Incentive Plan (the “Plan”), which will vest in a series of three successive equal annual installments over the three-year period measured from the date of grant, subject to the director’s service to the Company through each applicable vesting date. In accordance with the Amended Non-Employee Director Compensation Policy, each non-employee director will also be eligible to be granted, immediately following the Company’s annual meeting of stockholders, a nonstatutory stock option to purchase 20,000 shares of Company common stock (the “Annual Grant”). Each Annual Grant will vest upon the earlier of the one (1) year anniversary of the grant date or the day prior to the Company’s next annual meeting occurring after the grant date, subject to such non-employee director’s service to the Company through the vesting date. Vesting will be accelerated upon a Corporate Transaction (as defined in the Plan) The nonstatutory stock options are subject to the terms and conditions of the Plan and its related agreements. Additionally, pursuant to the Restated Non-Employee Director Compensation Policy, non-employee directors may elect to receive a restricted stock unit award in lieu of the cash compensation payable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock, as of March 25, 2022 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers;
●	each of our directors; and
●	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 26,661,771 shares of common stock outstanding as of March 25, 2022. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of March 25, 2022. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

	SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER	NUMBER	PERCENT
Greater than 5% stockholders
JK BioPharma Solutions, Inc. (1)	1,817,842	6.8%
Dong-A ST Co., Ltd. (2)	2,880,612	10.8%
E&Investment, Inc. (3)	7,321,789	27.5%
Roy Lester Freeman (4)	1,456,160	5.5%
Directors and Named Executive Officers
Andrew Koven, Chair of the Board of Directors (6)	13,333	*
Na Yeon (Irene) Kim, Director (3)(5)	7,366,789	27.6%
Jason Groves, Director (5)	45,000	*
Michael Salsbury, Director (5)	45,000	*
Hyung Heon Kim, Director	—	—
Richard Kang, Director	—	—
D. Gordon Strickland, Director (6)	3,333	*
Ben Gil Price, President and Chief Executive Officer	—	—
All current executive officers and directors as a group (8 persons)	7,473,455	27.9%

*    Represents beneficial ownership of less than one percent.

(1)	Based solely on the Company’s review of a filing made on a Schedule 13D on November 5, 2021 with the SEC. JK BioPharma Solutions, Inc. (“JK”) owns 1,817,842 shares of common stock. The address of the principal executive offices of JK is 1 Research Court, Suite 370, Rockville, MD 20850.
(2)	Based solely on the Company's review of a filing made on a Schedule 13D on September 1, 2021 with the SEC. Dong-A ST Co., Ltd. is a South Korean corporation. The address of Dong-A ST Co., Ltd. Is 64, Cheonho-daero, Dongdaemun-gu, Seoul, Republic of Korea.
(3)	Based solely on the Company’s review of a filing made on an amendment to Schedule 13D on August 30, 2021 with the SEC. The amendment to the Schedule 13D was filed by The E&Healthcare Investment Fund II (“Fund II”), The E&Healthcare Investment Fund No. 6 (“Fund 6”), The E&Healthcare Investment Fund No. 7 (“Fund 7”), E&Investment, Inc. (“GP”), and Na Yeon Kim. Fund II beneficially owns 4,335,800 shares of common stock, Fund

6 beneficially owns 1,121,190 shares of common stock, Fund 7 beneficially owns 1,864,799 shares of common stock and GP, as the general partner of each of Fund II, Fund 6 and Fund 7, may be deemed to beneficially own 7,321,789 shares of common stock. Ms. Kim has been granted stock options to purchase up to 60,000 shares of common stock in respect of her service on the Board, of which 45,000 are exercisable within 60 days of March 25, 2022. Ms. Kim, as the Chief Executive Officer of GP, may be deemed to hold shared voting and dispositive power over a total of 7,321,789shares of Common Stock. The business address of Ms. Kim and the address of the principal office of the person and entities noted in this footnote is 16th floor, Yeoksam I-Tower, 326, Teheran-ro, Gangnam-gu, Seoul, Republic of Korea 06211.
(4)	Based solely on the Company’s review of a filing made on a Schedule 13G on February 13, 2020 with the SEC. The address of Mr. Freeman is 200 Berkeley Street, 19th Floor, Boston, Massachusetts, 02116.
(5)	Ms. Kim, Mr. Groves and Mr. Salsbury were each issued a stock option to purchase 60,000 shares of common stock on January 13, 2020. The option expires January 12, 2030, has an exercise price of $8.39, and vests in 36 equal monthly installments beginning on February 29, 2020, subject to continued service with the Company, such that the option will be fully vested on the third anniversary of the date of grant. 41,666 shares underlying the option are vested as of March 25, 2022 and an additional 3,334 shares underlying the option will become vested within 60 days of March 25, 2022, subject to continued service with the Company.
(6)	Represents shares underlying outstanding stock options that are vested or will become vested within 60 days of March 25, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2021 with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by security holders	358,333	7.35	7,269,406	(1)(2)
Equity compensation plans not approved by security holders	616,666	2.04	383,334	(3)

Total	974,999	3.99	7,652,740
(1)	The number of shares of common stock remaining available for future issuance represent 4,085,782 shares available for issuance under the 2019 Plan and 3,183,624 shares subject to options awarded under the NeuroBo 2018 Plan.
(2)	The 2019 Plan provides that the number of shares that may be issued under the 2019 Plan shall be increased on the first day of each fiscal year by an amount equal to the lesser of (i) 4% of the number of outstanding shares of Common Stock on such date and (ii) an amount determined by the Administrator.
(3)	Our only equity compensation plan not approved by our security holders is our 2021 Inducement Plan. A total of 1,000,000 shares of common stock of the Company have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in the Company’s common stock or capital structure. The Inducement Plan was approved by the Compensation Committee without stockholder approval pursuant to Nasdaq Stock Market Listing Rule 5635(c)(4), and is to be utilized exclusively for the grant of stock awards to individuals who were not previously an employee or non-employee director of the Company (or following a bona fide period of non-employment with the Company) as an inducement material to such individual’s entry into employment with the Company, within the meaning of Nasdaq Listing Rule 5635(c)(4). The Inducement Plan is administered by the Board. Stock awards under the Inducement Plan may only be granted by: (i) the Compensation

Committee or (ii) another committee of the Board composed solely of at least two members of the Board who meet the requirements for independence under the Nasdaq Stock Market Listing Rules (the foregoing subsections (i) and (ii) are collectively referred to as the “Committee”). Under the 2021 Inducement Plan, the Committee may choose to grant (i) nonstatutory stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock unit awards, (v) performance stock awards, (vi) performance cash awards, and (vii) other stock awards to eligible recipients, with each grant to be evidenced by an award agreement setting forth the terms and conditions of the grant as determined by the Committee in accordance with the terms of the Inducement Plan.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The following includes a summary of transactions since January 1, 2020 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than certain equity and other compensation, termination, change of control and other arrangements, which are described under “Executive Compensation.”

Manufacturing Agreement with Dong-A ST

On September 28, 2018, Private NeuroBo entered into a five year manufacturing and supply agreement with Dong-A ST for manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials (the “Manufacturing Agreement”). As of March 25, 2022, Dong-A ST was the beneficial owner of more than 5% of our capital stock. Under the terms of the Manufacturing Agreement, Dong-A ST has agreed to produce for NeuroBo a specified number of tablets of the NB-01 drug substance and placebos at a supply price to be determined at the time of each individual order. In addition, prices were set for stability testing of the NB-01 drug substance and placebo. The Company incurred no such expenses for the years ended December 31, 2021 and 2020.

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

Concurrently and in connection with the execution of the 2020 Merger Agreement, Mr. Bakshi, among other persons identified therein, entered into a lock-up agreement with the Company, pursuant to which Mr. Bakshi is subject to a lockup on the sale or transfer of shares of the Company’s common stock held by Mr. Bakshi at the closing of the 2020 Merger, including those shares issued in the 2020 Merger, for a period ending on the earlier of (i) 180 days after the closing date or (ii) approval of a certain milestone payment proposal (described further in the 2020 Merger Agreement) by the Company’s stockholders (the “Lock-Up Agreement”). Mr. Bakshi served as a member of our Board from December 31, 2020 until July 9, 2021 and as our Chief Operating Officer and Senior Vice President from December 31, 2020 until December 31, 2021.

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

Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board affirmatively determined that Na Yeon (Irene) Kim, Jason Groves, Michael Salsbury, Andrew Koven, and Hyung Heon Kim, and D. Gordon Strickland are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. The Board determined that Richard Kang, our former Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Treasurer, is not independent. In making this determination, our Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances that our Board deemed relevant in determining each non-employee director’s independence, including the participation by our non-employee directors, or their affiliates, in certain financing transactions by the Company and the beneficial ownership of our common stock by each non-employee director. See “Certain Relationships and Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Service Fees Paid to the Independent Registered Public Accounting Firms

The Audit Committee has considered the scope and fee arrangements for all services provided by BDO USA, LLP, taking into account whether the provision of non-audit-related services is compatible with maintaining BDO USA, LLP independence. The following table presents fees for professional audit services rendered by BDO USA, LLP for the audit of the annual financial statements for the years ended December 31, 2021 and 2020.

FEE CATEGORY	FISCAL YEAR 2021		FISCAL YEAR 2020
Audit fees		$343,034		$535,691
Audit-related fees	$		$
Tax fees	$		$
All other fees	$		$
Total fees		$343,034		$535,691

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

ITEM 16.FORM 10-K SUMMARY

None

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

4.4		Form of Placement Agent’s Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2020).

4.5		Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2021).

4.6		Form of Warrant to Purchase shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2021).

4.7		Description of Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form10-K filed with the SEC on April 15, 2021)..

10.1	#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, filed on April 18, 2016).

10.9	+

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

10.30	#

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

10.38		Form of Support Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2021).

10.39		Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2021).

10.40	#

Employment Agreement, dated as of December 31, 2020, by and between the Registrant and Akash Bakshi (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2021).

10.41

Form of Securities Purchase Agreement, dated as of October 1, 2021, by and among NeuroBo Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2021).

10.42	#	NeuroBo Pharmaceuticals, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.43	#

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the NeuroBo Pharmaceuticals, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.44	#

Separation Agreement entered into on November 3, 2021 by and between NeuroBo Pharmaceuticals, Inc. and Richard Kang (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.45	#

Employment Agreement entered into on November 3, 2021 by and between NeuroBo Pharmaceuticals, Inc. and Ben Gil Price (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.46	#

Amended and Restated Non-Employee Director Compensation Policy, dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on January 28, 2022).

10.47*		Amendment to Membership Agreement, dated December 23, 2021, by and between WeWork and the Registrant, filed herewith.

10.48*		Amendment to Membership Agreement, dated February 9, 2022, by and between WeWork and the Registrant, filed herewith.

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of BDO USA, LLP

31.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Taxonomy Extension Schema Document
101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
#		Indicates management contract or compensatory plan

*		Filed herewith

**	Furnished herewith

+	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment request under Rule 406 promulgated under the Securities Act.

++	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

Date: March 31, 2022	NEUROBO PHARMACEUTICALS, INC.

	By:	/s/ Ben Gil Price
Ben Gil Price
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3
SIGNATURE	TITLE	DATE

/s/ Ben Gil Price
Ben Gil Price	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 31, 2022

/s/ Andrew Koven
Andrew Koven	Chair of the Board of Directors	March 31, 2022

/s/ Jason L. Groves
Jason L. Groves	Director	March 31, 2022

/s/ Richard J. Kang
Richard J. Kang	Director	March 31, 2022

/s/ Hyung Heon Kim
Hyung Heon Kim	Director	March 31, 2022

/s/ Na Yeon (Irene) Kim
Na Yeon (Irene) Kim	Director	March 31, 2022

/s/ Michael Salsbury
Michael Salsbury	Director	March 31, 2022

/s/ D. Gordon Strickland
D. Gordon Strickland	Director	March 31, 2022