Form 10-Q
period 2022-03-31
NeuroBo Pharmaceuticals, Inc.
filed 2022-05-13
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of May 11, 2022 was 26,661,771.

NeuroBo Pharmaceuticals, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	March 31,	December 31,
	2022	2021

Assets
Current assets:
Cash	$11,557	$16,387
Prepaid expenses	1,707	197
Total current assets	13,264	16,584
Right-of-use assets and other	99	105
Property and equipment, net	98	110
Total assets	$13,461	$16,799
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$776	$830
Accrued liabilities	693	1,301
Lease liability, short-term	27	26
Total current liabilities	1,496	2,157
Lease liability, long-term	37	45
Total liabilities	1,533	2,202
Commitments and contingencies (Notes 4, 5, and 10)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued or outstanding as of March 31, 2022 and December 31, 2021.	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 26,661,771 shares issued and outstanding as of March 31, 2022 and December 31, 2021.	27	27
Additional paid–in capital	96,601	96,394
Accumulated other comprehensive income	3	4
Accumulated deficit	(84,703)	(81,828)
Total stockholders’ equity	11,928	14,597
Total liabilities and stockholders’ equity	$13,461	$16,799

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$920	$1,143
General and administrative	1,955	2,187
Total operating expenses	2,875	3,330
Loss from operations	(2,875)	(3,330)
Interest income	—	6
Loss before income taxes	(2,875)	(3,324)
Provision for income taxes	—	—
Net loss	(2,875)	(3,324)
Other comprehensive loss, net of tax	(1)	(7)
Comprehensive loss	$(2,876)	$(3,331)
Loss per share:
Net loss per share, basic and diluted	$(0.11)	$(0.15)
Weighted average shares of common stock outstanding:
Basic and diluted	26,661,771	21,615,626

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

			Additional	Accumulated
	Common Stock		Paid–In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	19,671,182	$20	$73,713	$14	$(66,544)	$7,203
Issuance of common stock and warrants in connection with equity financing	2,500,000	2	9,998	—	—	10,000
Transaction costs in connection with equity financing	—	—	(908)	—	—	(908)
Stock–based compensation	—	—	187	—	—	187
Foreign currency translation adjustment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(3,324)	(3,324)
Balance at March 31, 2021	22,171,182	22	82,990	7	$(69,868)	$13,151

Balance at December 31, 2021	26,661,771	27	96,394	4	(81,828)	14,597
Stock–based compensation	—	—	207	—	—	207
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(2,875)	(2,875)
Balance at March 31, 2022	26,661,771	$27	$96,601	$3	$(84,703)	$11,928

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Operating activities
Net loss	$(2,875)	$(3,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	207	187
Non-cash lease expense	6	5
Depreciation	12	12
Change in assets and liabilities, net of the effects of the asset acquisition:
Prepaid expenses and other assets	(1,510)	(265)
Accounts payable	(54)	(2,106)
Accrued and other liabilities	(615)	(650)
Net cash used in operating activities	(4,829)	(6,141)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from equity offering	—	10,000
Issuance costs	—	(908)
Net cash provided by financing activities	—	9,092
Net (decrease) increase in cash	(4,829)	2,951
Net foreign exchange difference	(1)	(5)
Cash at beginning of period	16,387	10,089
Cash at end of period	$11,557	$13,035

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts) (unaudited)

1. The Company and Basis of Presentation

NeuroBo Pharmaceuticals, Inc. (together with its subsidiaries, the “Company” or “NeuroBo”), is a clinical-stage biotechnology company with four therapeutics programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic disease:

●	ANA001, which is a proprietary oral niclosamide formulation and is being developed as a treatment for patients with moderate coronavirus disease (COVID-19). ANA001 is currently being studied in a 60-subject Phase 2 clinical trial conducted in the United States, with a Phase 3 component dependent on the outcome of the Phase 2 data.;
●	NB-01, which was primarily focused on the development of a treatment for painful diabetic neuropathy (PDN). The Company is currently exploring alternatives with respect to the future of NB-01, including bringing the NB-01 asset to the market through a different regulatory pathway, such as with an orphan drug indication or as a nutraceutical;
●	NB-02, which has the potential to treat the symptoms of cognitive impairment and modify the progression of neurodegenerative diseases associated with the malfunction of a protein called tau, and with amyloid beta plaque deposition. The Company has postponed continued work on the Investigation New Drug application to the FDA for NB-02 and the first human clinical trials for NB-02 until global health and macroeconomic conditions improve. The Company is also considering engaging with a strategic partner with respect to further development of NB-02; and
●	Gemcabene, which is currently being assessed as an acute indication for COVID-19 in combination with ANA001. Gemcabene was previously focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life-threatening cardiovascular disease, focused on orphan indications such as homozygous familial hypercholesterolemia, as well as nonalcoholic fatty liver disease/nonalcoholic steatohepatitis.

The Company’s operations have consisted principally of performing research and development activities, clinical development and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved.

COVID-19

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business continues to be highly uncertain and difficult to predict, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a lasting national or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

To date, with the exception the postponement of first human clinical trials for NB-02, the Company has not experienced any significant external changes in our business that would have a significant negative impact on our consolidated statements of operations or cash flows.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

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

War in Ukraine

The Company is subject to risks and uncertainties as a result of the war in Ukraine that commenced in February 2022. The severity of the impact will depend on the Company’s abilities to advance its Phase 2 clinical trial for ANA001 at clinical trial sites outside of Poland and Ukraine.

Basis of presentation and consolidation principles

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements.

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

Going Concern

From its inception through March 31, 2022, the Company has devoted substantially all of its efforts to drug discovery and development and conducting clinical trials. The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. As of March 31, 2022, the Company had $11.6 million in cash. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $84.7 million as of March 31, 2022.

To date, the Company has raised capital principally through the registered offerings and private placements of common stock, warrants and redeemable convertible preferred stock as well as via the issuance of convertible notes. The Company will need to continue to raise a substantial amount of funds until it is able to generate sufficient revenues to fund its development activities.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

The determination as to whether the Company can continue as a going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company expects to continue to incur net losses and negative cash flows from operations into the foreseeable future. Successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company has incurred net losses since inception and has relied on its ability to fund its operations through debt and equity financings. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business.

The Company believes that its existing cash will be sufficient to fund its operations into the fourth quarter of 2022. The Company plans to continue to fund its operations and capital funding needs through a combination of equity offerings, debt financings, or other sources, potentially including collaborations, licenses and other similar arrangements. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company's stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company's ability to conduct its business. If the Company is unable to raise additional capital, it may have a material adverse effect on the Company.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

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

Recent Accounting Pronouncements Not Yet Adopted

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

3. Balance Sheet Detail

Property and Equipment

Property and equipment consist of the following as of:

	March 31,	December 31,
	2022	2021
Research and development equipment	$158	$158
Office equipment	63	63
Total property and equipment	221	221
Less accumulated depreciation	(123)	(111)
Property and equipment, net	$98	$110

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

Accrued liabilities

Accrued liabilities consist of the following as of:

	March 31,	December 31,
	2022	2021
External research and development expenses	$446	$854
Payroll related	174	376
Professional services	37	59
Other	36	12
Total	$693	$1,301

4. Commitments and Contingencies

Operating Leases

Boston Lease

On May 14, 2021, the Company entered into a non-cancelable operating lease for its corporate headquarters located in Boston Massachusetts. The agreement, effective August 1, 2021, has a six month term, and rental costs of approximately $3 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $2 over the term of the lease. In December 2021, the Company signed an amendment to its corporate headquarters lease to extend the term until March 31, 2022 for rental costs of approximately $1 per month. In February 2022, the Company signed an amendment to extend the lease term until June 30, 2022.

Prior to August 2021, the Company entered a non-cancelable operating lease for its corporate headquarters effective February 1, 2021. The lease had a six month term, and rental costs of approximately $3 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $1 over the term of the lease. Prior to February 1, 2021, a non-cancelable operating lease was in effect as of February 1, 2020 which had a one-year term and rental costs of $21 per month prior to the application of certain rent concessions granted by the landlord in the amount of $32.

No assets and liabilities were recognized for the corporate headquarters leases at March 31, 2022 and December 31, 2021. Due to the short-term nature of the leases, the Company recognized lease payments as an expense on a straight-line basis over the remaining lease term. For the three months ended March 31, 2022 and 2021, expense under the corporate headquarters leases in the aggregate was $4 and $35, respectively.

Lease in Korea

In May 2019, the Company entered an operating lease for its new facility in Korea (the “Korea Lease”). The initial lease term is five years with an option to renew for an additional five-year term. The lease commenced on July 2, 2019 and expires on July 1, 2024. The operating lease is subject to a deposit, base rent payments and additional charges for utilities and other common costs. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 10%, which corresponds to the Company’s incremental borrowing rate. As of March 31, 2022, the weighted average remaining lease term was 2.25 years. For the three month periods ended March 31, 2022 and 2021, the Company recorded non-cash expense of $6 and $5, respectively related to the Korea Lease. During the three month periods ended March 31, 2022 and 2021, the Company made cash payments of $8 for amounts included in the measurement of lease liabilities.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2022:

As of
December 31,
2022 (April 1 to December 31)	24
2023	32
2024	16
Total lease payments	72
Less effect of discounting	(8)
Total	64
Short-term portion	(27)
Long-term portion	$37

Xiehecheng Cultivation Service Agreement

On September 1, 2018, the Company entered into a cultivation service agreement with Xiehecheng Chinese Herm Limited Corporation for the cultivation of two plants used to manufacture the Company's clinical assets.

As of March 31, 2022, future minimum payments under the agreement, which is cancellable annually at the end of each research year, are as follows:

March 31,

2022	$132
$132

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

ANA Merger Milestone Payments

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

As of March 31, 2022, no royalty Payments had been accrued as there were no potential milestones yet considered probable.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

YourChoice License Agreement

In connection with 2020 Merger, the Company assumed the a license agreement between ANA and Your Choice Therapeutics, Inc. (the “YourChoice Agreement”).. Prior to the 2020 Merger, YourChoice granted to ANA, during the term of the YourChoice Agreement, an exclusive, worldwide, fee-bearing license derived from the licensed intellectual property throughout the world. The fees due under the YourChoice Agreement include royalty payments of 0.5% of annual worldwide net sales of each Niclosamide Product (as defined in the 2020 Merger Agreement) and milestone payments in the aggregate of $19.5 million. The first milestone payment due is $5 million upon first receipt of Marketing Approval (as defined in the 2020 Merger Agreement) from the U.S. Food and Drug Administration (“FDA”) for any Niclosamide Product (as defined by the 2020 Merger Agreement), followed by sales milestones of $1 million, $1.5 million, $4 million, and $8 million if worldwide cumulative net sales of a Niclosamide Product are equal or greater than $500 million, $1, billion, $3, billion, and $5 billion, respectively. The term of the YourChoice Agreement will expire on the expiration or invalidation of the last of the licensed patents under the YourChoice Agreement. As of March 31, 2022, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the YourChoice Agreement, and as such, no liabilities were recorded

Gemphire Contingent Value Rights Agreement.

On December 30, 2019, the Company was party to a definitive merger agreement (the “2019 Merger”) with Gemphire Therapeutics, Inc. (“Gemphire”). In connection with the 2019 Merger, Gemphire entered into the Contingent Value Rights Agreement (the “CVR Agreement”) with Grand Rapids Holders’ Representative, LLC, as representative of Gemphire’s stockholders prior to the 2019 Merger (the “Holders’ Representative”), and Computershare Inc. and Computershare Trust Company, N.A. as the rights agents (collectively, the “Rights Agent”). Under the CVR Agreement, which NeuroBo assumed in connection with the 2019 Merger, the holders of Gemphire shares at the time of the 2019 Merger (collectively, the “CVR Holders”) were entitled to receive 80% of the proceeds from the grant, sale, or transfer of rights to Gemcabene.

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

As of March 31, 2022, no obligations had been accrued as there were no potential payments under the CVR Agreement or the CVR Amendment that were yet considered probable.

Pfizer License Agreement

Upon the close of the 2019 Merger, an exclusive license agreement with Pfizer, Inc. (“Pfizer”) for the clinical product candidate Gemcabene (the “Pfizer Agreement”) was assumed by the Company. Under the Pfizer Agreement, in exchange for this worldwide exclusive right and license to certain patent rights to make, use, sell, offer for sale and import the clinical product Gemcabene, the Company has agreed to certain milestone and royalty payments on future sales.

The Company agreed to make milestone payments totaling up to $37 million upon the achievement of certain milestones, including the first new drug application (or its foreign equivalent) in any country, regulatory approval in each of the United States, Europe and Japan, the first anniversary of the first regulatory approval in any country, and upon achieving

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

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

As of March 31, 2022, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments, and as such, no liabilities were recorded related to the Pfizer Agreement.

Contingencies

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

5. License and Collaboration Agreement

Beijing SL License and Collaboration Agreement

Upon the close of the 2019 Merger, the License and Collaboration Agreement (the “Beijing SL Agreement”) with Beijing SL Pharmaceutical Co., Ltd. (“Beijing SL”) was assumed by the Company, pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, Gemcabene in mainland China, Hong Kong, Macau and Taiwan. The terms of the Beijing SL Agreement include payments based upon achievement of milestones and royalties on net product sales. Under the Beijing SL Agreement, the Company has variable consideration in the form of milestone payments. As of March 31, 2022, no revenue under the Beijing SL Agreement has been recognized.

6. Stockholders’ Equity

Warrants

The following warrants were outstanding as of March 31, 2022 and December 31, 2021:

	Number of Warrants:
Warrant Issuance	March 31, 2022	December 31, 2021	Exercise Price	Expiration Date
March 2017	-	39,115	$260.00	March 2022
July 2018	1,440	1,440	$186.75	July 2028
April 2020	37,500	37,500	$12.50	April 2025
January 2021	2,500,000	2,500,000	$6.03	July 2026
October 2021	4,307,693	4,307,693	$3.75	April 2025
Total	6,846,633	6,885,748

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

7. Stock-based Compensation

Stock-based compensation expense was included in general and administrative costs as follows in the accompanying statements of comprehensive loss:

	Three Months Ended
	March 31,
	2022	2021
General and administrative	$207	$187

Stock Options

In December 2019, in connection with the 2019 Merger, the Company assumed a previously adopted stock option plan (the "2018 Plan") and adopted the 2019 Equity Incentive Plan (the “2019 Plan”), and in November 2021, the Company adopted the 2021 Inducement Plan. The 2018 Plan, the 2019 Plan and the 2021 Inducement Plan provide for the grant of stock options, restricted stock and other equity awards of the Company's common stock to employees, officers, consultants, and directors. Options expire within a period of not more than ten years from the date of grant.

The following table summarizes the Company’s activity related to its stock options for the three months ended March 31, 2022:

			Weighted‑
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value(1)
	Options	Price	Term (years)	(in thousands)
Outstanding at December 31, 2021	974,999	$3.99	9.3	$—
Granted	40,000	$1.02	—	—
Exercised	-	$—	—	$—
Forfeited/Cancelled	(33,334)	$6.04	—	—
Outstanding at March 31, 2022	981,665	$3.80	9.1	$-
Vested and expected to vest at March 31, 2022	981,665	$3.80	9.1	$-
Options exercisable at March 31, 2022	203,332	$7.86	8.0	$-

During the three month period ended March 31, 2022, 40,000 stock options were granted to a non-employee director that vest over a three year period. There were no stock options granted during the three months ended March 31, 2021. The weighted average fair value per share of options granted during the three months ended March 31, 2022 was $0.70.

The Company measures the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Company does not have history to support a calculation of volatility and expected term. As such, the Company has used a weighted-average volatility considering the volatilities of several guideline companies.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

Treasury securities with a remaining term equal to the expected life assumed at the date of grant. The Company records forfeitures when they occur.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended
	March 31,
	2022	2021

Expected stock price volatility	80.7%	—%
Expected life of options (years)	5.8	—
Expected dividend yield	—%	—%
Risk free interest rate	1.72%	—%

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

During the three months s ended March 31 2022 and 2021, 23,888 and 25,000 stock options vested, respectively.  During the three months ended March 31, 2022, and 2021, 33,334 and 270,287 stock options were forfeited, respectively.

As of March 31, 2022, 8,709,299 shares in the aggregate were available for future issuance under the 2021 Inducement Plan, the 2019 Plan and 2018 Plan. Unrecognized stock-based compensation cost for the stock options issued under all stock options plans was $1.1 million as of March 31, 2022. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.7 years.

8. Net Loss Per Common Share

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

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2022	2021
Stock options	981,665	650,068
Warrants	6,846,633	2,578,055

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

9. Income Taxes

The effective tax rate for the three months ended March 31, 2022 and 2021 was zero percent. As a result of the analysis of all available evidence as of March 31, 2022 and December 31, 2021, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three months ended March 31, 2022 and 2021. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense. If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), allows for the deductions of expenses related to the Paycheck Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision.

10. Related Party Transactions

Agreements with Dong-A ST

On September 28, 2018, Private NeuroBo entered into a five year manufacturing and supply agreement with Dong-A ST Co., Ltd. (“Dong-A ST”) for manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials (the “Manufacturing Agreement”). There were no manufacturing related costs under the Manufacturing Agreement for the three months ended March 31, 2022 and 2021. The product manufacturing related costs, when incurred, are reflected as research and development expenses.

On June 7, 2020, the Company entered into a manufacturing and supply agreement (the “Manufacturing and Supply Agreement”) with Dong-A ST for the manufacturing and supply of NB-02 drug product and placebo for the purpose of research and development of NB-02, including but not limited to, the use in the first NB-02 human clinical trial to be conducted by the Company. Under the terms of the Manufacturing and Supply Agreement, upon receipt of a purchase order from the Company no later than 270 days prior to the requested delivery date, Dong-A ST has agreed to produce for the Company tablets of the NB-02 drug substance and placebos at a specified supply price. The Company is obligated to manufacture, or have manufactured, and supply to Dong-A ST the active pharmaceutical ingredients which are necessary to manufacture the NB-02 drug product. The Manufacturing and Supply Agreement has a five year term, subject to earlier termination under certain circumstances. The Company recognized no product manufacturing related costs under the Manufacturing and Supply Agreement for during the three months ended March 31, 2022 and 2021. None of the costs incurred under the Manufacturing Agreement remained unpaid as of March 31, 2022 or December 31, 2021.

11. Subsequent Events

On April 19, 2022, the Company terminated its Korea Lease effective April 30, 2022.

On May11, 2022, the Company terminated the 2018 Plan. As of the date of termination, there were no outstanding awards under the 2018 Plan. As a result of the termination, the 3,180,379 shares previously reserved for grants under the 2018 Plan will no longer be available for grants.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements and related notes for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K (“2021 Form 10-K”) filed by the Company with the SEC on March 31, 2022.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our 2021 Form 10-K, and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.

Overview

NeuroBo Pharmaceuticals, Inc. (the “Company,” “we,” “us” or “our”) is a clinical-stage biotechnology company focused on developing and commercializing novel pharmaceuticals to treat neurodegenerative disorders affecting millions of patients worldwide. For more information on our business and our four product candidates, ANA001, NB-01, NB-02 and Gemcabene, see “Business-Overview” in Part I, Item 1 of our Annual Report on From 10-K filed on March 31, 2022.

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

To date, except for the adjustments to scientific activity described under “Current Scientific Activity” below, we have not experienced any significant external changes in our business that would have a significant negative impact on our consolidated statements of operations and comprehensive loss or cash flows.

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

ANA001, our lead drug candidate, is a proprietary oral niclosamide formulation and is being developed as a treatment for patients with moderate COVID-19. Niclosamide is a potential oral antiviral and anti-inflammatory agent with a long history of use and well-understood safety in humans. ANA001 is currently being studied in a 60-subject Phase 2 clinical trial conducted in the United States with a Phase 3 component dependent on the outcome of the Phase 2 data. We expect to complete the Phase 2 clinical trial in the second half of 2022, however the Centers for Disease Control is reporting that current hospitalizations are at the lowest level since the outbreak of the COVID-19 pandemic, potentially delaying the completion of this trial.

NB-01. We have determined to cease development of NB-01 on the prior regulatory pathway and not to advance to Phase 3 clinical trials.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Gemcabene. We are currently exploring additional therapeutic indications for Gemcabene that may strengthen our pipeline of assets, this includes COVID-19 in combination with ANA001.

Going Concern

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. To date, we have not generated any revenue from product sales, collaborations with other companies, government grants or any other source, and do not expect to generate any revenue in the foreseeable future, and have been dependent on funding operations through the sale of equity securities.

As of March 31, 2022, we had an accumulated deficit of $84.7 million. Our net losses were $2.9 million and $3.3 million for the three months ended March 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	pursue clinical development for any of our current product candidates;
●	initiate preclinical studies and clinical trials with respect to any additional indications for our current product candidates and any future product candidates that we may pursue;
●	acquire or in-license other product candidates and/or technologies;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific and commercial personnel;
●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure and/or enter into partnership arrangements to commercialize any products for which we may obtain regulatory approval; or
●	add administrative, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and to support our being a public reporting company

As of March 31, 2022, we had cash of $11.6 million. Operating at such level of scientific activity, we expect that our cash will be adequate to fund operations into the fourth quarter of 2022. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. Any amounts raised will be used for further development of our product candidates and for other working capital purposes.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Results of Operations

The following table summarizes our operating results for the periods indicated:

	For the Three Months Ended
	March 31,
	2022	2021	Change

Operating expenses:
Research and development	$920	$1,143	$(223)
General and administrative	1,955	2,187	(232)
Total operating expenses	2,875	3,330	(455)
Loss from operations	(2,875)	(3,330)	455
Interest income	—	6	(6)
Loss before income taxes	(2,875)	(3,324)	449
Provision for income taxes	—	—	—
Net loss	$(2,875)	$(3,324)	$449

Comparison of Three Months Ended March 31, 2022 and 2021

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs to operations as incurred.

Research and development expenses were $0.9 million for the three months ended March 31, 2022 as compared to $1.1 million for the three months ended March 31, 2021. The $0.2 million decrease was primarily related to payroll and consulting costs for the three months ended March 31, 2022.

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

General and administrative expenses were $2.0 million for the three months ended March 31, 2022, compared to $2.2 million for the three months ended March 31, 2021. The decrease of $0.2 million in the current period was primarily due to a decrease in insurance costs of $0.1 million, and decreases in payroll, professional fee and overhead costs in the aggregate of $0.1 million.

Interest Income

Interest income for the three months ended March 31, 2022 was nominal. Interest Income for the three months ended March 31, 2021 was $6,000.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(4,829)	$(6,141)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	9,092
Net (decrease) increase in cash	$(4,829)	$2,951

Operating Activities

  During the three months ended March 31, 2022, cash used from operating activities was $4.8 million, consisting of our net loss of $2.9 million, changes in working capital cash usage in the amount of approximately $2.2 million. offset by non-cash expenses related primarily to stock-based compensation of $0.2 million, The change in working capital consisted primarily of increases in our prepaid expenses due to the annual renewal of our insurance policies in January 2022, as well as due to decreases in our accrued liabilities associated with fluctuations of our operating expenses under the normal course of business.

During the three months ended March 31, 2021, cash used in operating activities was $6.1 million, which consisted of our net loss of $3.3 million, offset by non-cash expenses related to stock-based compensation and depreciation in the aggregate of $0.2 million and a net decrease in changes in our operating assets and liabilities of $3.0 million..

Investing Activities

There was no cash used in investing activities during the three months ended March 31, 2022 or 2021.

Financing Activities

      There was no cash provided by financing activities during the three months ended March 31, 2022. During the three months ended March 31, 2021, net cash provided by financing activities was $9.1 million, consisting of net proceeds from a private placement financing of $9.1 million.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2021 Form 10-K filed on March 31, 2022..

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K filed on March 31, 2022.

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

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of March 31, 2022. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 as a result of the material weaknesses described below and previously reported in our 2021 Form 10-K.

In connection with the preparation of the financial statements included in our 2021 Form 10-K, management identified material weaknesses resulting from a lack of segregation of duties over financial reporting, and logical access over computer applications. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, there was a lack of segregation of duties involved in the execution of wire transfers, preparing journal entries, and review over clinical trial accruals, and certain individuals in the accounting department have administrative access to the financial reporting systems. See “Remediation Efforts to Address the Material Weaknesses” below for steps we are taking to correct these material weaknesses.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Changes in Internal Control Over Financial Reporting

Except as provided below under “Remediation Efforts to Address Material Weaknesses,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Efforts to Address Material Weaknesses

We are in the process of remediating, but have not yet remediated, the material weaknesses described above. Under the oversight of the audit committee, management is developing a detailed plan and timetable for the implementation of appropriate remedial measures to address the material weaknesses. As of the date of this quarterly report, we have taken the following actions and are in the process of making the following changes in our internal control environment to help remediate the material weaknesses:

●	we will enhance the controls over wire disbursements, separating the functions of initiating and wiring to two separate individuals;
●	we have improved processes in the area of clinical site expense monitoring, including increasing communication between our accounting and clinical personnel, as well as with our clinical vendors;
●	We will implement enhanced controls relative to the review and oversight of the accounting for clinical trial expenses and the review of journal entries.
●	We will restrict administrator rights to only those individuals who require access.

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

Not applicable

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 5.OTHER INFORMATION

Not applicable

ITEM 6.           EXHIBITS

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

Registrant: NeuroBo Pharmaceuticals, Inc.

SIGNATURE	DATE

/s/ BEN GIL PRICE	May 13, 2022
Ben Gil Price
President and Chief Executive Officer
(Principal Financial Officer and duly authorized to sign on behalf of the registrant)