Form 10-Q
period 2022-06-30
NeuroBo Pharmaceuticals, Inc.
filed 2022-08-12
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of August 11, 2022 was 26,661,771.

NeuroBo Pharmaceuticals, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	June 30,	December 31,
	2022	2021
	(unaudited)

Assets
Current assets:
Cash	$8,849	$16,387
Prepaid expenses	1,228	197
Total current assets	10,077	16,584
Right-of-use assets and other	—	105
Property and equipment, net	5	110
Total assets	$10,082	$16,799
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$664	$830
Accrued liabilities	585	1,301
Lease liability, short-term	—	26
Total current liabilities	1,249	2,157
Lease liability, long-term	—	45
Total liabilities	1,249	2,202
Commitments and contingencies (Notes 4, 5, and 10)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued or outstanding as of June 30, 2022 and December 31, 2021.	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 26,661,771 shares issued and outstanding as of June 30, 2022 and December 31, 2021.	27	27
Additional paid–in capital	96,812	96,394
Accumulated other comprehensive income	—	4
Accumulated deficit	(88,006)	(81,828)
Total stockholders’ equity	8,833	14,597
Total liabilities and stockholders’ equity	$10,082	$16,799

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$982	$2,012	$1,902	$3,155
General and administrative	2,237	1,914	4,192	4,101
Total operating expenses	3,219	3,926	6,094	7,256
Loss from operations	(3,219)	(3,926)	(6,094)	(7,256)
Interest income	—	5	—	11
Other expense	(84)	—	(84)	—
Loss before income taxes	(3,303)	(3,921)	(6,178)	(7,245)
Provision for income taxes	—	—	—	—
Net loss	(3,303)	(3,921)	(6,178)	(7,245)
Other comprehensive loss, net of tax	(3)	(4)	(4)	(11)
Comprehensive loss	$(3,306)	$(3,925)	$(6,182)	$(7,256)
Loss per share:
Net loss per share, basic and diluted	$(0.12)	$(0.18)	$(0.23)	$(0.33)
Weighted average shares of common stock outstanding:
Basic and diluted	26,661,771	22,000,074	26,661,771	21,909,464

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

			Additional	Accumulated
	Common Stock		Paid–In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	19,671,182	$20	$73,713	$14	$(66,544)	$7,203
Issuance of common stock and warrants in connection with equity financing	2,500,000	2	9,998	—	—	10,000
Transaction costs in connection with equity financing	—	—	(908)	—	—	(908)
Stock–based compensation	—	—	187	—	—	187
Foreign currency translation adjustment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(3,324)	(3,324)
Balance at March 31, 2021	22,171,182	22	$82,990	$7	$(69,868)	$13,151
Stock–based compensation	—	—	180	—	—	180
Exercise of stock options	114,310	—	72	—	—	72
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(3,921)	(3,921)
Balance at June 30, 2021	22,285,492	22	$83,242	$3	$(73,789)	$9,478

Balance at December 31, 2021	26,661,771	$27	$96,394	$4	$(81,828)	$14,597
Stock–based compensation	—	—	207	—	—	207
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(2,875)	(2,875)
Balance at March 31, 2022	26,661,771	27	96,601	3	(84,703)	11,928
Stock–based compensation	—	—	211	—	—	211
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(3,303)	(3,303)
Balance at June 30, 2022	26,661,771	27	96,812	—	(88,006)	8,833

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Operating activities
Net loss	$(6,178)	$(7,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	418	367
Non-cash lease expense	8	12
Depreciation	17	24
Loss on sale of property and equipment	75	—
Change in assets and liabilities, net of the effects of the asset acquisition:
Prepaid expenses and other assets	(997)	(361)
Accounts payable	(165)	(2,228)
Accrued and other liabilities	(724)	(297)
Net cash used in operating activities	(7,546)	(9,728)
Investing activities
Purchases of property and equipment	—	(3)
Sale of property and equipment	8	—
Net cash provided by (used in) investing activities	8	(3)
Financing activities
Proceeds from equity offering	—	10,000
Issuance costs	—	(908)
Exercise of stock options	—	72
Net cash provided by financing activities	—	9,164
Net decrease in cash	(7,538)	(567)
Net foreign exchange difference	—	(9)
Cash at beginning of period	16,387	10,089
Cash at end of period	$8,849	$9,513
Supplemental non-cash investing and financing transactions:
Modification of right-of-use asset and associated lease liability	$62	$—

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

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts) (unaudited)

1. The Company and Basis of Presentation

NeuroBo Pharmaceuticals, Inc. (together with its subsidiaries, the “Company” or “NeuroBo”), is a clinical-stage biotechnology company with four therapeutics programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic disease:

●	ANA001, which is a proprietary oral niclosamide formulation is being developed as a treatment for patients with moderate coronavirus disease (COVID-19). Enrollment in the Phase 2 clinical trial for ANA001 was closed in July 2022 and a Phase 3 component is planned dependent on the outcome of the Phase 2 data and feedback from the FDA.;
●	NB-01, which was primarily focused on the development of a treatment for painful diabetic neuropathy (PDN). The Company is currently exploring alternatives with respect to the future of NB-01, including bringing the NB-01 asset to the market through a different regulatory pathway, such as with an orphan drug indication or as a nutraceutical;
●	NB-02, which has the potential to treat the symptoms of cognitive impairment and modify the progression of neurodegenerative diseases associated with the malfunction of a protein called tau, and with amyloid beta plaque deposition. The Company has postponed continued work on the Investigation New Drug application to the FDA for NB-02 and the first human clinical trials for NB-02 until global health and macroeconomic conditions improve. The Company is also considering engaging with a strategic partner with respect to further development of NB-02; and
●	Gemcabene, which is currently being assessed as an acute indication for COVID-19 in combination with ANA001. Gemcabene was previously focused on developing and commercializing therapies for the treatment of dyslipidemia, a serious medical condition that increases the risk of life-threatening cardiovascular disease, focused on orphan indications such as homozygous familial hypercholesterolemia, as well as nonalcoholic fatty liver disease/nonalcoholic steatohepatitis.

The Company’s operations have consisted principally of performing research and development activities, clinical development and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved.

COVID-19

The global COVID-19 pandemic continues to present uncertainty and unforeseeable new risks to the Company’s operations and business plan. The Company has closely monitored recent COVID-19 developments, including the lifting of COVID-19 safety measures, the drop in vaccination rates, the implementation of, and reaction to, vaccine mandates, the spread of new strains or variants of coronavirus (such as the Delta and Omicron variants), and supply chain and labor shortages. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business continues to be highly uncertain and difficult to predict, as the responses that the Company and other businesses and governments are taking continue to evolve. The Company continues to actively monitor the evolving effects of COVID-19 and the effects on the Company’s business and operations.

To date, with the exception of the postponement of first human clinical trials for NB-02, the Company has not experienced any significant external changes in its business that would have a significant negative impact on its consolidated statements of operations or cash flows.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

Exclusive of the development of certain of the Company’s proposed therapies, the severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s service providers, suppliers, contract research organizations and the Company’s clinical trials, all of which are uncertain and cannot be predicted. The economic effect of the COVID-19 pandemic combined with increased geopolitical uncertainty and rising inflation could result in a negative impact on the Company. As of the date of issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

War in Ukraine

The Company is subject to risks and uncertainties as a result of the war in Ukraine that commenced in February 2022. As the Company closed enrollment in its Phase 2 clinical trial for ANA001, it did not ultimately conduct a portion of the clinical trial in Poland and Ukraine.

Basis of presentation and consolidation principles

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements.

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

Going Concern

From its inception through June 30, 2022, the Company has devoted substantially all of its efforts to drug discovery and development and conducting clinical trials. The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. To date, the Company has raised capital principally through the registered offerings and private placements of common stock, warrants and redeemable convertible preferred stock as well as via the issuance of convertible notes. The Company will need to continue to raise a substantial amount of funds until it is able to generate sufficient revenues to fund its development activities. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. As of June 30, 2022, the Company had $8.8 million in cash. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $88.0 million as of June 30, 2022. The Company’s net losses were $3.3 million and $3.9 million for the three months ended June 30, 2022 and 2021, respectively, and $6.2 million and $7.2 million for the six months ended June 30, 2022 and 2021, respectively. These

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company believes that its existing cash will be sufficient to fund its operations into the first quarter of 2023. The Company plans to continue to fund its operations and capital funding needs through a combination of equity offerings, debt financings, or other sources, potentially including collaborations, licenses and other similar arrangements. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company's stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company's ability to conduct its business. If the Company is unable to raise additional capital, it may have a material adverse effect on the Company.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company's condensed consolidated financial statements relate to accrued expenses and the fair value of stock-based compensation and warrant issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgements about the carrying values of assets and liabilities. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

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

Other Expense

Other expense represents non-operating costs, including losses on the sale of property and equipment, and on translations of foreign currency, when incurred.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2022 for smaller reporting companies, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of the adoption of this ASU on its condensed consolidated financial statements.

3. Balance Sheet Detail

Property and Equipment

Property and equipment consist of the following as of:

	June 30,	December 31,
	2022	2021
Research and development equipment	$-	$158
Office equipment	30	63
Total property and equipment	30	221
Less accumulated depreciation	(25)	(111)
Property and equipment, net	$5	$110

During the three and six months ended June 30, 2022, the Company sold its property and equipment in relation to its termination of its lease in Korea, as further described in Note 4, “Commitments and Contingencies” and recognized a loss on sale of $75 included in other expense in the Company’s condensed, consolidated statement of operations and comprehensive loss.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

Accrued liabilities

Accrued liabilities consist of the following as of:

	June 30,	December 31,
	2022	2021
External research and development expenses	$468	$854
Payroll related	11	376
Professional services	70	59
Other	36	12
Total	$585	$1,301

4. Commitments and Contingencies

Operating Leases

Boston Lease

On May 14, 2021, the Company entered into a non-cancelable operating lease for its corporate headquarters located in Boston Massachusetts. The agreement, effective August 1, 2021, had a six month term, and rental costs of approximately $3 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $2 over the term of the lease. In December 2021, the Company signed an amendment to its corporate headquarters lease to extend the term until March 31, 2022 for rental costs of approximately $1 per month. In February 2022 and April 2022, the Company signed amendments to extend the lease term until June 30, 2022 and September 30, 2022, respectively.

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

No assets and liabilities were recognized for the corporate headquarters leases at June 30, 2022 and December 31, 2021. Due to the short-term nature of the leases, the Company recognized lease payments as an expense on a straight-line basis over the remaining lease term. For the three months ended June 30, 2022 and 2021, expense under the corporate headquarters leases was in the aggregate $4 and $8, respectively. For the six months ended June 30, 2022 and 2021, expense under the corporate headquarters leases was in the aggregate $8 and $34, respectively.

Lease in Korea

In May 2019, the Company entered an operating lease for its new facility in Korea (the “Korea Lease”). The initial lease term was five years with an option to renew for an additional five-year term. The lease commenced on July 2, 2019 and was to expire on July 1, 2024. On April 19, 2022, the Company terminated its Korea Lease effective April 30, 2022, at which time, the Company’s unamortized right-of-use asset and lease liabilities were fully amortized and extinguished with no gain or loss.

The operating lease was subject to a deposit, base rent payments and additional charges for utilities and other common

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

costs. The Company recorded non-cash expense related to the Korea Lease of $2 and $7, for the three month periods ended June 30, 2022 and 2021, respectively, and $8 and $12 for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, the Company made cash payments of $11 and $16 for amounts included in the measurement of lease liabilities.

Xiehecheng Cultivation Service Agreement

On September 1, 2018, the Company entered into a cultivation service agreement with Xiehecheng Chinese Herm Limited Corporation for the cultivation of two plants used to manufacture certain of the Company's clinical assets.

As of June 30, 2022, future minimum payments of $66 are due under the agreement, which is cancellable annually at the end of each research year.

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

As of June 30, 2022, no royalty Payments had been accrued as there were no potential milestones yet considered probable.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

YourChoice License Agreement

In connection with the 2020 Merger, the Company assumed the license agreement between ANA and Your Choice Therapeutics, Inc. (the “YourChoice Agreement”). Prior to the 2020 Merger, YourChoice Therapeutics, Inc. granted to ANA, during the term of the YourChoice Agreement, an exclusive, worldwide, fee-bearing license derived from the licensed intellectual property throughout the world. The fees due under the YourChoice Agreement include royalty payments of 0.5% of annual worldwide net sales of each Niclosamide Product (as defined in the 2020 Merger Agreement) and milestone payments in the aggregate of $19.5 million. The first milestone payment due is $5 million upon first receipt of Marketing Approval (as defined in the 2020 Merger Agreement) from the U.S. Food and Drug Administration (“FDA”) for any Niclosamide Product (as defined by the 2020 Merger Agreement), followed by sales milestones of $1 million, $1.5 million, $4 million, and $8 million if worldwide cumulative net sales of a Niclosamide Product are equal or greater than $500 million, $1, billion, $3, billion, and $5 billion, respectively. The term of the YourChoice Agreement will expire on the expiration or invalidation of the last of the licensed patents under the YourChoice Agreement. As of June 30, 2022, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the YourChoice Agreement, and as such, no liabilities were recorded

Gemphire Contingent Value Rights Agreement.

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

As of June 30, 2022, no obligations had been accrued as there were no potential payments under the CVR Agreement or the CVR Amendment that were yet considered probable.

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

As of June 30, 2022, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments, and as such, no liabilities were recorded related to the Pfizer Agreement.

Contingencies

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

5. License and Collaboration Agreement

Beijing SL License and Collaboration Agreement

Upon the close of the 2019 Merger, the License and Collaboration Agreement (the “Beijing SL Agreement”) with Beijing SL Pharmaceutical Co., Ltd. (“Beijing SL”) was assumed by the Company, pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, Gemcabene in mainland China, Hong Kong, Macau and Taiwan. The terms of the Beijing SL Agreement include payments based upon achievement of milestones and royalties on net product sales. Under the Beijing SL Agreement, the Company has variable consideration in the form of milestone payments. As of June 30, 2022, no revenue under the Beijing SL Agreement has been recognized.

6. Stockholders’ Equity

Warrants

The following warrants were outstanding as of June 30, 2022 and December 31, 2021:

	Number of Warrants:
Warrant Issuance	June 30, 2022	December 31, 2021	Exercise Price	Expiration Date
March 2017	-	39,115	$260.00	March 2022
July 2018	1,440	1,440	$186.75	July 2028
April 2020	37,500	37,500	$12.50	April 2025
January 2021	2,500,000	2,500,000	$6.03	July 2026
October 2021	4,307,693	4,307,693	$3.75	April 2025
Total	6,846,633	6,885,748

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

7. Stock-based Compensation

Stock-based compensation expense was included in general and administrative costs as follows in the accompanying statements of comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative	$211	$180	$418	$367

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

On May 11, 2022, the Company terminated the 2018 Plan. As of the date of termination, there were no outstanding awards under the 2018 Plan.

The following table summarizes the Company’s activity related to its stock options for the six months ended June 30, 2022:

			Weighted‑
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at December 31, 2021	974,999	$3.99	9.3	$—
Granted	180,000	$0.59	—	—
Exercised	-	$—	—	$—
Forfeited/Cancelled	(60,000)	$6.04	—	—
Outstanding at June 30, 2022	1,094,999	$3.32	9.0	$1
Vested and expected to vest at June 30, 2022	1,094,999	$3.32	9.0	$1
Options exercisable at June 30, 2022	223,887	$7.95	7.7	$-

During the three and six months ended June 30, 2022, 140,000 and 180,000 stock options were granted, respectively to non-employee directors that vest over a period of one to three years. There were no stock options granted during the three and six months ended June, 30, 2021. The weighted average fair value per share of options granted during the three and six months ended June 30, 2022 was $0.33 and $0.41, respectively.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

Six Months Ended
June 30,
	2022	2021

Expected stock price volatility	80.7-85.2%	—%
Expected life of options (years)	5.5-5.8	—
Expected dividend yield	—%	—%
Risk free interest rate	1.72-3.08%	—%

Evergreen provision

Under the 2019 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years commencing on January 1, 2020 and ending on (and including) January 1, 2029, to an amount equal to the lesser of (i) 4% of the common shares outstanding as of January 1st, or (ii) an amount as determined by the board of directors. The aggregate maximum number of shares of common stock that may be issued pursuant to the 2019 Plan under the evergreen provision is 6,680,000 shares of common stock. On January 1, 2022, 1,066,470 shares were added to the 2019 Plan as a result of the evergreen provision.

During the three months ended June 30 2022 and 2021, 23,333 and 25,000 stock options vested, respectively.  During the six months ended June 30 2022 and 2021, 47,221 and 50.000 stock options vested, respectively.  During the three months ended June 30, 2022 and 2021, 26,666 and zero stock options were forfeited, respectively.  During the six months ended June 30, 2022 and 2021, 60,000 and 270,287 stock options were forfeited, respectively.

As of June 30, 2022, 5,415,586 shares in the aggregate were available for future issuance under the 2021 Inducement Plan, and the 2019 Plan. Unrecognized stock-based compensation cost for the stock options issued under all stock options plans was $1.0 million as of June 30, 2022. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.3 years.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options	1,094,999	535,758	1,094,999	535,738
Warrants	6,846,633	2,578,055	6,846,633	2,578,055

9. Income Taxes

The effective tax rate for the three and six months ended June 30, 2022 and 2021 was zero percent. As a result of the analysis of all available evidence as of June 30, 2022 and December 31, 2021, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three and six months ended June 30, 2022 and 2021. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense. If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

10. Related Party Transactions

Agreements with Dong-A ST

On September 28, 2018, the Company entered into a five year manufacturing and supply agreement with Dong-A ST Co., Ltd. (“Dong-A ST”) for manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials (the “Manufacturing Agreement”). There were no manufacturing related costs under the Manufacturing Agreement for the three and six months ended June 30, 2022 and 2021. The product manufacturing related costs, when incurred, are reflected as research and development expenses.

On June 7, 2020, the Company entered into a manufacturing and supply agreement (the “Manufacturing and Supply Agreement”) with Dong-A ST for the manufacturing and supply of NB-02 drug product and placebo for the purpose of research and development of NB-02, including but not limited to, the use in the first NB-02 human clinical trial to be conducted by the Company. Under the terms of the Manufacturing and Supply Agreement, upon receipt of a purchase order from the Company no later than 270 days prior to the requested delivery date, Dong-A ST has agreed to produce for the Company tablets of the NB-02 drug substance and placebos at a specified supply price. The Company is obligated to manufacture, or have manufactured, and supply to Dong-A ST the active pharmaceutical ingredients which are necessary to manufacture the NB-02 drug product. The Manufacturing and Supply Agreement has a five year term, subject to earlier termination under certain circumstances. The Company recognized no product manufacturing related costs under the Manufacturing and Supply Agreement for during the three and six months ended June 30, 2022 and 2021. None of the costs incurred under the Manufacturing Agreement remained unpaid as of June 30, 2022 or December 31, 2021.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our 2021 Form 10-K, and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.

Overview

NeuroBo Pharmaceuticals, Inc. (the “Company,” “we,” “us” or “our”) is a clinical-stage biotechnology company focused on developing and commercializing novel pharmaceuticals to treat viral neurodegenerative and cardiometabolic diseases affecting millions of patients worldwide. For more information on our business and our four product candidates, ANA001, NB-01, NB-02 and Gemcabene, see “Business-Overview” in Part I, Item 1 of our Annual Report on From 10-K filed on March 31, 2022.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Recent Developments

COVID-19

The global COVID-19 pandemic continues to present uncertainty and unforeseeable new risks to our operations and business plan. We have closely monitored recent COVID-19 developments, including the lifting of COVID-19 safety measures, the drop in vaccination rates, the implementation of, and reaction to, vaccine mandates, the spread of new strains or variants of coronavirus (such as the Delta and Omicron variants), and supply chain and labor shortages. We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the responses that we, other businesses and governments are taking continue to evolve. We continue to actively monitor the evolving effects of COVID-19 and the effects on our business and operations.

To date, except for the adjustments to scientific activity described under “Current Scientific Activity” below, we have not experienced any external changes in our business that would have a significant negative impact on our condensed consolidated statements of operations and comprehensive loss or cash flows.

Exclusive of the development of certain of our proposed therapies, the severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our service providers, suppliers, contract research organizations and our clinical trials, all of which are uncertain and cannot be predicted. The economic effect of the COVID-19 pandemic combined with increased geopolitical uncertainty and rising inflation could result in a negative impact on us. As of the date of issuance of our financial statements, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

Current Scientific Activity

In light of the present business environment, including the impact of the COVID-19 pandemic, we are currently conducting the scientific activities described below with a view toward conserving financial resources.

ANA001, our lead drug candidate, is a proprietary oral niclosamide formulation and is being developed as a treatment for patients with moderate COVID-19. Niclosamide is a potential oral antiviral and anti-inflammatory agent with a long history of use and well-understood safety in humans. Enrollment in the Phase 2 clinical trial of ANA001 for treatment of moderate COVID-19 in hospitalized patients was closed in July 2022 and the clinical trial moved to the data analysis phase. Our determination to close enrollment related in part to the challenges and delays caused by a decreased number of eligible subjects and a changing COVID-19 environment, which was due to a number of factors including, the high prevalence of COVID-19 immunity (through vaccination or previous infection), availability of alternate treatments, and decreased COVID-19 hospitalizations which in turn greatly limits the number of eligible subjects needed for the clinical trial. At the time of closure 48 participants had been enrolled which is statistically sufficient for us to analyze the clinical trial data and achieve the objective of the study, which was determining the safety and tolerability of ANA001 for treatment of COVID-19. Following an analysis of the clinical trial data, which is expected in the fourth quarter of 2022, the Company will be able to begin discussions with the Food and Drug Administration regarding the next steps in the clinical development of ANA001 for treatment of COVID-19.

NB-01. We have determined to cease development of NB-01 on the prior regulatory pathway and not to advance to Phase 3 clinical trials.

The Company is currently evaluating various alternatives regarding the NB-01 asset. These alternatives include two potential development pathways.

●	Orphan drug. Development of NB-01 as an orphan drug is among the alternatives the Company is considering.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

As of June 30, 2022, we had an accumulated deficit of $88.0 million. Our net losses were $3.3 million and $3.9 million for the three months ended June 30, 2022 and 2021, respectively, and $6.2 million and $7.2 million for the six months ended June 30, 2022 and 2021, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2022, we had cash of $8.8 million. Operating at such level of scientific activity, we expect that our cash will be adequate to fund operations into the first quarter of 2023. Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. Any amounts raised will be used for further development of our product candidates and for other working capital purposes.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

Results of Operations

The following table summarizes our operating results for the periods indicated:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$982	$2,012	$(1,030)	$1,902	$3,155	$(1,253)
General and administrative	2,237	1,914	323	4,192	4,101	91
Total operating expenses	3,219	3,926	(707)	6,094	7,256	(1,162)
Loss from operations	(3,219)	(3,926)	707	(6,094)	(7,256)	1,162
Interest income	—	5	(5)	—	11	(11)
Other expense, net	(84)	—	(84)	(84)	—	(84)
Loss before income taxes	(3,303)	(3,921)	618	(6,178)	(7,245)	1,067
Provision for income taxes	—	—	—	—	—	—
Net loss	$(3,303)	$(3,921)	$618	$(6,178)	$(7,245)	$1,067

Comparison of Three Months Ended June 30, 2022 and 2021

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs to operations as incurred.

Research and development expenses were approximately $1.0 million for the three months ended June 30, 2022 as compared to approximately $2.0 million for the three months ended June 30, 2021. The approximate $1.0 million decrease was primarily related to reduced clinical trial activity and drug manufacturing costs of approximately $0.8 million as enrollment in our ANA 001 clinical trial slowed, and reduced payroll and consulting costs of approximately $0.2 million.

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

General and administrative expenses were approximately $2.2 million for the three months ended June 30, 2022, compared to approximately $1.9 million for the three months ended June 30, 2021. The increase of approximately $0.3 million in the current period was primarily due an increase in legal and professional fees of approximately $0.5 million, partly related to exploration of business opportunities, offset by a decrease in insurance costs of approximately $0.1 million, and decreases in payroll, professional fee and overhead costs in the aggregate of approximately $0.1

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

million.

Interest Income

Interest income for the three months ended June 30, 2022 was nominal. Interest Income for the three months ended June 30, 2021 was approximately $5,000.

Other Expense

During the three months ended June 30, 2022, the Company recorded approximately $0.1 million of other expense primarily related to the loss on sale of fixed assets.

Comparison of Six Months Ended June 30, 2022 and 2021

Research and Development Expenses

Research and development expenses were approximately $1.9 million for the six months ended June 30, 2022 as compared to approximately $3.2 million for the six months ended June 30, 2021. The approximate $1.3 million decrease was primarily related to reduced clinical trial activity and drug manufacturing costs of approximately $0.8 as enrollment for our ANA 001 clinical trial slowed and reduced payroll and consulting costs of approximately $0.4 million.

General and Administrative Expenses

General and administrative expenses were approximately $4.2 million for the six months ended June 30, 2022, compared to approximately $4.1 million for the six months ended June 30, 2021. The increase of approximately $0.1 million in the current period was primarily due an increase in legal and professional fees of approximately $0.4 million, partly related to the exploration of business opportunities, offset by a decrease in insurance costs of approximately $0.2 million, and decreases in payroll, professional fees and overhead costs in the aggregate of approximately $0.1 million.

Interest Income

Interest income for the six months ended June 30, 2022 was nominal. Interest Income for the six months ended June 30, 2021 was approximately $11,000.

Other Expense

During the six months ended June 30, 2022, the Company recorded approximately $0.1 million of other expense primarily related to the loss on sale of fixed assets.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(7,546)	$(9,728)
Net cash provided by (used in) investing activities	8	(3)
Net cash provided by financing activities	—	9,164
Net decrease in cash	$(7,538)	$(567)

Operating Activities

  During the six months ended June 30, 2022, cash used from operating activities was approximately $7.5 million, consisting of our net loss of approximately $6.2 million, changes in working capital cash usage in the amount of approximately $1.9 million. offset by non-cash expenses related primarily to stock-based compensation of approximately $0.5 million. The change in working capital consisted primarily of increases in our prepaid expenses due to the annual renewal of our insurance policies in January 2022 as well as due to decreases in our accrued liabilities associated with fluctuations of our operating expenses under the normal course of business.

During the six months ended June 30, 2021, cash used in operating activities was approximately $9.7 million, which consisted of our net loss of approximately $7.2 million, changes in working capital and cash usage in the amount of approximately $2.9 million offset by non-cash expenses related primarily to stock-based compensation and depreciation in the aggregate of approximately $0.4 million.

Investing Activities

Cash provided by investing activities was approximately $8,000 during the six months ended June 30, 2022 related to the sale of equipment. Cash used in investing activities during the six months ended June 30, 2022 was approximately $3,000 related to the purchase of equipment.

Financing Activities

      There was no cash provided by financing activities during the six months ended June 30, 2022. During the six months ended June 30, 2021, net cash provided by financing activities was approximately $9.2 million, consisting of net proceeds from a private placement financing of approximately $9.1 million, and approximately $72,000 in proceeds received from the exercise of stock options.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

results are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2021 Form 10-K filed on March 31, 2022.

During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K filed on March 31, 2022.

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

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of June 30, 2022. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 as a result of the material weaknesses described below and previously reported in our 2021 Form 10-K.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Changes in Internal Control Over Financial Reporting

Except as provided below under “Remediation Efforts to Address Material Weaknesses,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

Not applicable

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 5.OTHER INFORMATION

Not applicable

ITEM 6.           EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.1*	Amendment to Membership Agreement, dated April 19, 2022, by and between WeWork and the Registrant.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
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

Registrant: NeuroBo Pharmaceuticals, Inc.

SIGNATURE	DATE

/s/ BEN GIL PRICE	August 12, 2022
Ben Gil Price
President and Chief Executive Officer
(Principal Financial Officer and duly authorized to sign on behalf of the registrant)