Form 10-K
period 2022-12-31
NeuroBo Pharmaceuticals, Inc.
filed 2023-03-30
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act. Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7.0 million based on the closing price on the Nasdaq Capital Market as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of outstanding shares of the registrant’s common stock, $0.001 par value per share, as of March 24, 2023 was 27,176,685.

NEUROBO PHARMACEUTICALS, INC.

FORM 10-K

INDEX-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are neither historical facts nor assurances of future performance. Instead, these forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks, as fully described in “Item 1A. Risk Factors” in this Annual Report. The principal factors and uncertainties include, among others:

●	NeuroBo expects to incur losses for the foreseeable future and may never achieve or maintain profitability;
●	NeuroBo will need additional financings to fund operations and such additional financings may cause dilution to existing stockholders, restrict NeuroBo’s operations or require NeuroBo to relinquish its technologies;
●	The timing and costs related to the clinical development of NeuroBo’s products are difficult to predict, and any delays in NeuroBo’s clinical trials may lead to a delay in the submission of marketing approval applications;
●	NeuroBo may be required to make significant payments under the Dong-A License Agreement;
●	The regulatory review and approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable;
●	Undesirable side effects from future product candidates could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, and the development of such product candidates exposes NeuroBo to additional risks;
●	NeuroBo may engage in future acquisitions, in-licenses of technology, strategic alliances or enter into additional licensing arrangements that could disrupt its business, cause dilution to the organization’s stockholders, harm its financial condition and operating results or result in no benefits being realized from such engagement;
●	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside of NeuroBo’s control;
●	NeuroBo faces substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than it does;
●	NeuroBo’s commercial success depends upon attaining significant market acceptance of its product candidates, if approved, among hospitals, physicians, patients and healthcare payors;
●	Product liability lawsuits against NeuroBo could cause it to incur substantial liabilities and could limit commercialization of any product candidate that it may develop;
●	NeuroBo relies on third parties to develop NeuroBo’s preclinical studies, clinical trials, research programs and product candidates and to manufacture its product candidates and preclinical and clinical drug supplies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or if they engage in misconduct or other improper activities or if NeuroBo is unable to engage with these third parties, it could have a material adverse effect on NeuroBo’s business and NeuroBo’s obtaining of regulatory approval and commercialization of its product candidates;
●	Any product candidate for which NeuroBo obtains marketing approval could be subject to marketing restrictions or withdrawal from the market, and NeuroBo may be subject to penalties if it fails to comply with regulatory requirements or if it experiences unanticipated problems with our products;

●	NeuroBo or any of its potential collaborators may never receive regulatory approval to market NeuroBo’s product candidates within or outside of the United States;
●	Mechanisms that NeuroBo may utilize to expedite and/or reduce the cost for development or approval of its product candidates may not lead to faster or less expensive development, regulatory review or approval process;
●	Legislation may increase the difficulty and cost to obtain marketing approval of and commercialize its product candidates, and governments outside the United States tend to impose strict price controls, which also may adversely affect NeuroBo’s revenues;
●	NeuroBo’s compliance with legal standards related to foreign trade could impair its ability to compete in domestic and international markets, and NeuroBo could face criminal liability and other serious consequences for violations;

●	Certain tax matters, including NeuroBo’s ability to use its NOLs to offset future taxable income may be subject to certain limitations, could impact its results of operations and financial conditions;
●	Inadequate funding for the FDA and other government agencies could prevent those agencies from performing normal business functions on which the operation of NeuroBo’s business may rely, which could negatively impact NeuroBo’s business;
●	If NeuroBo is unable to obtain, maintain and protect sufficient intellectual property rights, its competitive position could be harmed;
●	NeuroBo may become involved in lawsuits to protect or enforce its intellectual property, which could be expensive, time consuming, unsuccessful and could distract NeuroBo’s personnel from their normal responsibilities;
●	NeuroBo has identified material weaknesses in its internal control over financial reporting that could, if not remediated, result in material misstatements in its financial statements or impair its ability to produce accurate and timely consolidated financial statements;
●	NeuroBo’s obtaining and maintaining patent protection could be reduced or eliminated for non-compliance with certain requirements imposed by governmental patent agencies;
●	NeuroBo’s business and operations would suffer in the event of system failures or unplanned events;
●	Any failure, inadequacy, interruption or security lapse of NeuroBo’s information technology could prevent NeuroBo from accessing critical information or expose NeuroBo to liability;
●	If securities analysts do not publish research or reports about NeuroBo’s business or if they publish negative evaluations of NeuroBo’s stock the price of NeuroBo’s stock could decline;
●	NeuroBo does not anticipate declaring or paying, in the foreseeable future, any cash dividends on its capital stock and, consequently, the ability of its stockholders to achieve a return on their investment will depend on appreciation in the price of NeuroBo’s common stock;
●	NeuroBo’s Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by NeuroBo’s stockholders, which could limit the ability of NeuroBo’s stockholders to obtain a favorable judicial forum for disputes with NeuroBo or its directors, officers or employees;
●	Unstable market and economic conditions may have serious adverse consequences on NeuroBo’s business, financial condition and stock price;
●	The liquidity and trading volume of NeuroBo’s common stock could be low, its ownership will be concentrated and the market price of its common stock may be highly volatile;
●	NeuroBo’s common stock may be delisted from the Nasdaq Capital Market if it fails to comply with the continued listing requirements

PART I

ITEM 1. BUSINESS

Overview

NeuroBo Pharmaceuticals, Inc. (the “Company,” “NeuroBo,” “we,” “us” or “our”) is a clinical-stage biotechnology company focused primarily on developing and commercializing novel pharmaceuticals to treat cardiometabolic diseases. NeuroBo has two primary programs focused on treatment of nonalcoholic steatohepatitis (“NASH”), obesity and type 2 diabetes (“T2D”):

●	DA-1241 is a novel G-Protein-Coupled Receptor 119 (GPR119) agonist with development optionality as a standalone and/or combination therapy for both NASH and T2D. Agonism of GPR119 in the gut promotes the release of key gut peptides GLP-1, GIP, and PYY. These peptides play a further role in glucose metabolism, lipid metabolism and weight loss. DA-1241 has beneficial effects on glucose, lipid profile and liver inflammation, supported by potential efficacy demonstrated during in vivo preclinical studies. The therapeutic potential of DA-1241 has been demonstrated in multiple pre-clinical animal models of NASH and T2D where DA-1241 reduced hepatic steatosis, inflammation, fibrosis, and improved glucose control. Furthermore, in Phase 1a and 1b human trials DA-1241 was well tolerated in both healthy volunteers and those with T2D. We intend to initiate a Phase 2a study with the goal of establishing efficacy of DA-1241 in the treatment of NASH in the third quarter of 2023.

●	DA-1726 is a novel oxyntomodulin (“OXM”) analogue functioning as a GLP1R/GCGR dual agonist for the treatment of NASH and obesity that is to be administered once weekly subcutaneously. DA-1726 as a dual agonist of GLP-1 receptors (“GLP1R”) and glucagon receptors (“GCGR”), leading to weight loss through reduced appetite and increased energy expenditure. DA-1726 has a well understood mechanism and, in preclinical mice models, resulted in improved weight loss, as well as reduced hepatic steatosis, inflammation, and fibrosis compared to semaglutide and cotadutide (another OXM analogue). We intend to file an Investigational New Drug (IND) in the second quarter of 2023.

Each of DA-1241 and DA-1726 is currently being developed for the treatment of NASH. NASH is a severe form of nonalcoholic fatty liver disease (“NAFLD”), characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma (“HCC”) and death. There are currently no approved products for the treatment of NASH.

The prevalence of NAFLD, which affects approximately 25% of the global population, and NASH, which develops in approximately 12% to 14% of NAFLD patients, is growing and is driven primarily by the worldwide obesity epidemic. The critical pathophysiologic mechanisms underlying the development and progression of NASH include reduced ability to handle lipids, increased insulin resistance, injury to hepatocytes and liver fibrosis in response to hepatocyte injury. Patients with NASH frequently have other significant metabolic co-morbidities such as obesity, hyperglycemia, dyslipidemia and systemic hypertension (a constellation of which is commonly referred to as metabolic syndrome) and these further contribute to the risk of cardiovascular disease. The number of NASH cases in the United States is projected to expand from 16.5 million in 2015 to 27 million in 2030, with similar prevalence growth expected in Europe. Diet and exercise are currently the standard of care for NAFLD and NASH, but adherence to this treatment regimen is poor and there remains a high unmet need in the treatment of NASH.

While we are primarily focused on development of DA-1241 and DA-1726, we also have four legacy therapeutics programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases:

●	ANA001 is a proprietary oral niclosamide formulation being developed as a treatment for patients with moderate COVID-19. Niclosamide is a potential oral antiviral and anti-inflammatory agent with a long history of use and well-understood safety in humans.
●	NB-01 was primarily focused on the development of a treatment for painful diabetic neuropathy (PDN) as a first-line pain management therapy for PDN.

●	NB-02 has the potential to treat the symptoms of cognitive impairment and modify the progression of neurodegenerative diseases associated with the misfunction of a protein called tau, and with amyloid beta plaque deposition.
●	Gemcabene was being developed for the treatment of dyslipidemia, a serious medical condition that increases the risk of life-threatening cardiovascular disease, and was focused on orphan indications such as homozygous familial hypercholesterolemia (HoFH), as well as severe hypertriglyceridemia (SHTG) and we are currently exploring various acute therapeutic indications.

Our Board of Directors has determined to focus our financial resources and management attention on development of DA-1241 for NASH and T2D and DA-1726 for NASH and obesity. We will continue to consider licensing and acquisition opportunities with respect to our legacy programs.

Recent Transactions with Dong-A ST Co., Ltd.

On September 14, 2022, we entered into an exclusive license agreement (the “2022 License Agreement”) with Dong-A ST Co., Ltd. (“Dong-A”) , a related party, pursuant to which, and subject to the conditions set forth therein, we received an exclusive global license (excluding the Republic of Korea) to two proprietary compounds for specified indications. The License Agreement covers the rights to a compound referred to as DA-1241 for treatment of NASH and a compound referred to as DA-1726 for treatment of obesity and NASH. We may also develop DA-1241 for the treatment of T2D. The 2022 License Agreement became effective on November 8, 2022.

Under the terms of the 2022 License Agreement, Dong-A (i) received an upfront payment which was settled in 2,200 shares of a new series of preferred stock of the Company designated as “Series A Convertible Preferred Stock”, par value $0.001 per share (the “Series A Preferred Stock”), under the terms of the Securities Purchase Agreement (as defined below) (the “Upfront License Payment”); (ii) is eligible to receive single digit royalties on net sales received by us from the commercial sale of products covering DA-1241 or DA-1726; (iii) is eligible to receive commercial-based milestone payments, dependent upon the achievement of specific commercial developments; and (iv) is eligible to receive regulatory milestone payments of up to $178 million for DA-1726 and $138 million for DA-1241, dependent upon the achievement of specific regulatory developments.

On September 14, 2022, in connection with the License Agreement, we entered into a Securities Purchase Agreement with Dong-A (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, upon the consummation of the 2022 License Agreement and a Qualified Financing (as defined in the Securities Purchase Agreement), which occurred on November 8, 2022 as a result of the Public Offering (as defined below), (i) Dong-A received the Upfront License Payment and (ii) Dong-A purchased 1,500 shares of Series A Preferred Stock and warrants to purchase 10,000,000 shares of our common stock substantially equivalent to those issued to investors in respect of the Qualified Financing (the “Dong-A Warrants”) for a purchase price of $15 million (the “Dong-A Financing”).

On December 22, 2022, our stockholders approved the conversion of the Series A Preferred Stock and the exercise of the Dong-A warrants (the “Stockholder Approval”) and all of the Series A Preferred Stock converted into 12,333,333 shares of our common stock.

Public Offering

On November 4, 2022, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as underwriter (the “Underwriter”), pursuant to which we agreed to issue and sell, in a firm commitment underwritten public offering by us (the “Public Offering”), (i) 2,397,003 Class A Units, consisting of (A) one share of common stock, (B) one Series A Warrant (“Series A Warrant”) to purchase one share of common stock, and (C) one Series B Warrant to purchase one share of common stock (“Series B Warrant”) and (ii) Class B Units, consisting of (A) one share of Series B Convertible Preferred Stock (the “Series B Preferred Shares”) each convertible into one share of common stock, (B) one Series A Warrant and (C) one Series B Warrant, priced at a public offering price of $3.00 per Class A Unit or Class B Unit. In addition, pursuant to the Underwriting Agreement, we granted the Underwriter a 45-day option (the “Overallotment Option”) to purchase up to (i) 750,000 additional shares of common stock, (ii) 750,000 additional Series A Warrants and (iii) 750,000 additional Class B Warrants, solely to cover over-allotments. The Underwriter fully exercised the Overallotment Option on November 7, 2022.

On November 8, 2022, the Public Offering closed, and we issued and sold (i) 3,147,003 Class A Units which included 3,147,003 shares of common stock, 3,147,003 Series A Warrants and 3,147,003 Series B Warrants and (ii) 2,692,997 Class B Units which included 2,692,997 shares of Series B Convertible Preferred Stock, 2,692,997 Series A Warrants and 2,692,997 Series B Warrants. We received gross proceeds of approximately $17.3 million from the Public Offering. The exercise price for the Series A Warrants and Series B Warrants (the “Public Warrants”) was $3.00 per share and the Public Warrants also included a cashless exercise feature pursuant to which the Public Warrants were exercisable for one share each on a cashless basis. Following the closing of the Public Offering, all of the 2,692,997 shares of Series B Preferred Stock were converted into common stock on a one-for-one basis.

Strategy

Our goal is to discover, develop and commercialize novel therapeutics designed to impact a range of indications primarily in cardiometabolic diseases. The key elements of our business strategy to achieve this goal include:

●	Advance DA-1241 through the FDA regulatory process to obtain approval for the treatment of NASH and T2D initially by starting a Phase 2a trial to establish an early signal of efficacy in NASH and T2D.
●	Explore various avenues to advance DA-1241 to FDA approval, including, if the Phase 2 clinical trials are successful, potentially securing a pharmaceutical partner to advance work on a global Phase 3 program
●	Advance DA-1726 through IND and initiation of human clinical trials with the initial goal of having DA-1726 be IND-ready by the second quarter of 2023.

Product Candidates

DA-1241 Treatment of Type 2 Diabetes and NASH

DA-1241 is a new drug candidate with therapeutic potential for NASH and T2D that can be orally administered once a day. Two phase 1 clinical trials for the treatment of T2D have been completed in the United States.

DA-1241 is a novel chemical drug candidate selectively activating G protein-coupled receptor 119 (GPR119) which has shown consistent target-related mechanisms and glucose-lowering effects from nonclinical studies to a Phase 1b exploratory clinical trials in patients with T2D in the US. GPR119 is known to be a regulator of both blood glucose and lipid levels. Non-clinical studies suggest DA-1241 selectively activates GPR119, stimulates the secretion of insulin and incretin hormones such as glucagon-like peptide-1 (GLP-1), and thereby reduces plasma glucose levels without hypoglycemia risk and lowers plasma lipids levels of both triglycerides and cholesterol. Preclinical tests have suggested these therapeutic effects are augmented when co-treated with other oral anti-diabetic agents such as metformin, SGLT2 inhibitors, and DPP4 inhibitors which are widely used for treating patients with T2D in the clinic. Moreover, impaired insulin action and lipid metabolism which are frequently observed in T2D patients are highly associated with the pathogenesis of steatosis and inflammation in NASH. Extensive non-clinical studies have shown DA-1241 has therapeutic potential for the reduction in hepatic steatosis, inflammation, fibrosis, and improved glucose control regardless of body weight reduction.

Background

T2D, previously referred to as “noninsulin-dependent diabetes” or “adult-onset diabetes,” accounts for 95% of all diabetes worldwide. This form encompasses individuals who have relative insulin deficiency and have peripheral insulin resistance. Based on CDC data, the U.S. population with diabetes is estimated to be 37.3 million in 2022, which accounts for 11.3% of the population. Approximately one-quarter of these people are undiagnosed. Accordingly, GlobalData Plc estimated global anti-diabetic drug sales to be $48.1 billion in nine major markets in 2019 and projected that the global antidiabetic market will continue to grow to $91.9 billion by 2029 at a compound annual growth rate (CAGR) of 6.7%, with the US market accounting for 58% of the global market due to high drug prices.

Patients with T2D have an increased prevalence of lipid abnormalities, contributing to their high risk of atherosclerotic cardiovascular diseases (ASCVD). According to the CDC, the prevalence of high cholesterol (non-HDL ≥130 mg/dL) among patients with T2D is 44.3%. ADA recommends the use of moderate-intensity statin therapy in addition to lifestyle therapy for patients with diabetes aged 40 - 75 years regardless of ASCVD.

Despite several classes of anti-diabetic pharmacotherapy, there remains an unmet need for additional pre-insulin options. Metformin remains an anchor therapy, but the use of sulfonylureas (“SUs”), thiazolidinediones (“TZDs”), and DPP4 inhibitors continues to decline. SUs and TZDs are now only prescribed for patients with major affordability issues. DPP4 inhibitors have ceded share to the sodium-glucose cotransporter 2 (“SGLT2”) inhibitors and GLP-1 classes, because of lower A1c and weight loss efficacy, and the lack of compelling outcomes data. SGLT2 inhibitors and GLP-1s have shown efficacy by providing “glucose plus” effects (strong A1c, weight, and cardiovascular benefits) and cardiovascular and renal outcomes data in multiple clinical trials. Based on the third party’s report, an estimated 10% to 15% of T2D patients are still at risk of progressing to insulin. These patients are contraindicated for or unable to tolerate SGLT2 inhibitors and GLP-1 therapies. There is a further unmet need for T2D/dyslipidemia comorbid patients, as 5% of these patients are intolerant to statins, requiring alternative therapies to control their lipid levels. PCSK9 inhibitors are the existing alternative for these patients today, but patients struggle with the injection route of administration and high cost. Beyond oral hypoglycemic agents with a novel mechanism, there is an unmet need for an effective drug therapy to improve lipid metabolism in diabetic patients.

DA-1241 Preclinical Development

Extensive preclinical pharmacology, Absorption, Distribution, Metabolism and Excretion (“ADME”), safety and toxicology studies have been completed for DA-1241. The pharmacokinetic characteristics of DA-1241 were identified through the full set of preclinical ADME package. The safety and toxicology studies completed are: (i) central nervous system (CNS), cardiovascular (CV), and respiratory safety in rats and dogs; (ii) a single-dose, 4-week, 13-week and 26-week oral toxicity studies in rats; (iii) 4-week, 13-week and 39-week oral toxicity studies in dogs; (iv) pre-natal development studies in rats and rabbits; and (v) genotoxicity tests of in vitro bacterial reverse mutation, chromosome aberration, and in vivo micronucleus.

Comprehensive non-clinical studies demonstrated DA-1241 distinctively activates GPR119 across species, stimulates the secretion of insulin and GLP-1, a gut peptide hormone with various metabolic benefits, from the pancreas and intestine, respectively, and thereby reduces postprandial glucose and lipid levels after single administration to mice. The postprandial hypoglycemic response by DA-1241 observed in wild type mice disappeared in GPR119-deficient mice, demonstrating target engagement. Notably, DA-1241 treatment did not cause hypoglycemia < 50 mg/dl in overnight fasted mice.

In diabetic mice with hypertriglyceridemia, chronic treatment with DA-1241 lowered fasting and non-fasting blood glucose levels, in which DA-1241 prevented the pancreatic beta cell loss and preserved pancreatic function. Moreover, DA-1241 treatment decreased hepatic lipid accumulation in addition to plasma triglycerides levels at the same dose levels. When a DPP4 inhibitor was cotreated with DA-1241 to prolong the biological half-life of plasma GLP-1, plasma concentrations of active GLP-1 increased more than those due to degradation blockade with DPP4 inhibitors, and thereby potentiation of GLP-1 action further improved glucose and lipid metabolism compared to each treatment alone.

In a non-diabetic mouse model with pre-established dyslipidemia, DA-1241 completely reduced plasma and hepatic triglycerides to normal control levels and also decreased plasma LDL-cholesterol, independent of glycemic control. Comprehensive mechanism studies have shown that the lipid-lowering effects of DA-1241 are due in part to inhibiting lipid synthesis in the liver and interfering with dietary lipid transport in the intestine.

With regard to the NASH indication, DA-1241 has shown to improve fatty liver in various types of mouse models with metabolic diseases. Thereafter, therapeutic potential for treating NASH has been evaluated in several NASH mice models with different pathophysiology. Among them, the STAM-NASH mouse model exhibits mild fatty liver and moderate liver inflammation/fibrosis and is rapidly chemically induced. DA-1241 improved hepatic inflammation and fibrosis, showing a decrease in NAFLD activity score (NAS) and relative fibrotic area of the liver compared to the vehicle-treated control. Diet-induced obesity (DIO)-NASH mice are chronically induced through a Western diet and are characterized by marked fatty liver and mild to moderate hepatic inflammation/fibrosis. In DIO-NASH mice, DA-1241 improved hepatic steatosis, inflammation, and fibrosis assessed by histological and biochemical methods regardless of body weight reduction. Of note, DA-1241 improved systemic inflammatory status with reduced plasma inflammatory cytokines (TNFα, IL6) and chemokines (CCL2, CXCL1, CXCL2, CXCL10) contributing to tissue damage. Therefore, DA-1241 treatment reduced the levels of plasma liver enzymes (ALT, AST), which were increased due to liver tissue damage in DIO-NASH mice. In mice with metabolic diseases, the effects of DA-1241 on the NASH phenotypes (steatosis, inflammation, and fibrosis in the liver) are enhanced by the co-treatment with a DPP4 inhibitor compared to each treatment alone due to potentiated GLP-1 actions.

Result of Phase 1 U.S. Clinical Trial for DA-1241

Completed Phase 1a and 1b trials in the US healthy subjects.   The first-in-humans Phase 1a study, which was a double-blind, placebo controlled, single ascending dose (“SAD”), single-center study in 60 healthy male volunteers to evaluate the safety, tolerability, pharmacokinetics (“PK”), pharmacodynamics (“PD”), and interaction effect with metformin. Each cohort was given a single oral dose of 12.5, 25, 50, 100, 200, and 400 mg DA-1241 or placebo tablets. The dose level of DA-1241 for the interaction effect (IE) assessment of metformin on the PK of DA-1241 was 100 mg. Therefore, the IE cohort had 2 separate treatment periods. Subjects in the IE cohort received DA-1241 100 mg or placebo alone in Treatment Period 1, and DA-1241 100 mg or placebo with 500 mg metformin (IR formulation) in Treatment Period 2. DA-1241 was well tolerated over a dose range of 12.5 mg to 400 mg. There was no effect of concomitant administration of metformin on DA-1241 PK parameters.

In Phase 1b, Part 1 was a double-blind placebo-controlled, multiple-ascending dose (MAD), single-center study of DA-1241 in healthy subjects. Overall, 24 male subjects were blinded and randomized to receive DA-1241: 50, 100 or 200 mg or placebo, as single daily oral doses for 28 days. Safety data reviews and dose escalation decisions between cohorts took place after all subjects of an ongoing cohort had completed procedures through day 14. All doses tested were well tolerated. There were no Serious Adverse Events (SAEs) and no discontinuations due to Adverse Events (AEs).

Completed Phase 1b trial in the US T2D patients.   The Phase 1b study was designed as a placebo and active comparator (sitagliptin 100 mg)-controlled, double-blind, randomized, multi-center study with an objective of evaluating whether DA-1241 delivers improved glucose-lowering efficacy in 83 diabetic patients. Patients were treated with placebo, sitagliptin 100 mg or DA-1241 25 mg, 50 mg and 100 mg once daily for 8 weeks, in combination with stable doses of metformin (13~19 patients/group). In the mixed meal tolerance test to evaluate the ability to reduce postprandial glucose through GPR119 activation, the incremental AUE0-4h of plasma glucose (“iAUE”) upon nutrient ingestion was measured and compared. Eight-week treatment of DA-1241 25 mg, 50 mg and 100 mg showed the changes of +6.3%, -2.0% and -13.8% in iAUE levels from the baseline and DA-1241 100 mg showed similar blood glucose improvement with that of sitagliptin 100 mg (-9.0%), and it outperformed placebo (+10.5%).

Exploratory P1b Study in the U.S.: Glucose-Lowering Effects

Mean Change in Postprandial Glucose Excursion at Week 8

Mean Change in Postprandial Glucose Excursion at Week 8

In the parameters of glycemic variability measured with a Continuous Glucose Monitoring (CGM) system and fasting plasma glucose, the glucose-lowering efficacy by DA-1241 was similar to that of sitagliptin. Moreover, the time-in-range, the percentage of how long blood glucose value is within 70~180mg/dL, was increased by mitigating the hypoglycemia risk and duration of hyperglycemia whereas such time-in-range was reduced in the placebo group.

Single administration or 8-week repeated administration of DA-1241 increased secretion of gut peptide hormones such as glucagon-like peptide-1 (GLP-1), glucose-dependent insulinotropic polypeptide (GIP) and peptide YY (PYY) in gastrointestinal tracts after taking meals. The amount of secretion of such hormones increased in proportion to the extent of exposure to DA-1241.

Exploratory P1b Study in the U.S.: Target-related Biomarker Change

Total GLP-1 Secretion during Mixed Meal Tolerance Test

* & ** P<0.05 & P<0.01 versus corresponding baseline values; DA, DA-1241; Sita, Sitagliptin

In terms of safety, no clinically significant adverse events were observed following the 8-week treatment, confirming the tolerability of DA-1241, and the bodyweight showed a tendency to decrease.

DA-1241 Phase 2 Trial Design. We currently intend to perform two Phase 2 clinical trials in the United States;

NASH Phase 2a:   One clinical trial is expected to be a 16-week, multicenter, randomized, double-blind, placebo-controlled, parallel arm clinical trial to establish safety and an early signal of efficacy in NASH as a next-generation competitive oral agent. The trial is expected to enroll a total of 87 subjects, with a planned maximum of 98 subjects to account for early discontinuations, who will be randomized into 4 treatment groups and will be dosed with: DA-1241 50 mg, DA-1241 100 mg, DA-1241 100 mg/Sitagliptin 100 mg, or Placebo in a 1:2:2:2 ratio. Randomization will be stratified by T2DM status at baseline. The primary efficacy endpoint for the planned study will be the change from baseline in the alanine transaminase (ALT) levels at week 16. The secondary efficacy endpoints will evaluate changes in the following at week 16 including: proportion of subjects with normalization of ALT level of < 30 IU/L; relative percent change liver fat fraction from baseline; absolute change in liver fat from baseline; proportion of subjects with a 30% or more reduction in liver fat from baseline; change in aspartate transaminase (AST), gamma glutamyl transpeptidase, and alkaline phosphatase from baseline; change in hemoglobin A1c (HbA1c) (%); change in non-alcoholic fatty liver disease (NAFLD) Fibrosis Score from baseline; liver stiffness measurement assessed by FibroScan® from baseline; and change in FAST (FibroScan - AST) from baseline. Safety will be evaluated by monitoring adverse events (AEs) including determination of serious adverse events (SAEs) and AEs leading to discontinuation and laboratory abnormalities as characterized by type, frequency, timing, severity (mild, moderate, severe), seriousness and relationship to DA-1241, vital signs measurements, clinical laboratory tests and electrocardiogram (ECG) assessments.

NASH Phase 2b:   The Phase 2b study is a dose range finding trial to establish clinical efficacy in histological improvement for NASH treatment similar to Phase 3. This planned Phase 2b trial is 52-week, double-blinded, randomized, placebo-controlled clinical study in approximately 400 biopsy confirmed NASH patients with F2-F3 fibrosis. There are four treatment groups and the three dose levels for the planned treatment groups will be determined based on the results of Phase 2a study. This study will be conducted as a multi-center internal study. The primary endpoint is the proportion of patients whose NAFLD activity score (NAS) or fibrosis score (or fibrotic area) are improved by one or more stage from the baseline to Week 24 and Week 52. Various plasma biomarkers that were improved in the preclinical studies performed in mice will also be evaluated to assess changes in systemic inflammatory (TNFα, CCL2, CXCLs) and fibrotic (TIMP-2, type IV collagen) status.

DA-1726: Treatment of Obesity and NASH

DA-1726 is a long-acting, novel peptide drug candidate in preclinical development with therapeutic potential for obesity and NASH.

DA-1726 is a dual agonist that activates both GLP-1 receptors (“GLP-1R”) and glucagon receptors (“GCGR”). Activation of GLP-1R or GCGR contributes to central anorexic effect (appetite suppression) and activation of GCGR peripherally enhances basal metabolic rate. Accordingly, non-clinical studies have shown that DA-1726 not only reduces food intake but also increases energy expenditure even at the basal resting state, leading to persistent weight loss in diet-induced obese mice and rats. DA-1726 directly lowers blood glucose and lipid levels in addition to the accompanying metabolic improvement by weight loss. Weight reduction is closely related to the alleviation of fatty liver. Having stabilized the fragile peptide through several unique modifications, DA-1726 is predicted to be available as a once-weekly regimen to humans.

Background

Obesity is a disease caused by abnormal or excessive fat accumulation due to an imbalance in energy intake and consumption over a long period of time. According to the World Health Organization (WHO), more than 1.9 billon people worldwide are overweight with 650 million considered to be obese. The comorbidities of obesity include type 2 diabetes, cardiovascular disease, hypertension, NASH, etc., and the risk of these diseases is higher in obese people than in non-obese people.

The treatment of obesity can be divided into three mechanisms: (i) appetite control, (ii) absorption inhibition, and (iii) increase of energy expenditure. Currently, there are a total of five approved anti-obesity medications on the market, of which liragluitde (SAXENDA®), semaglutide (WEGOVY®), phentermine/topiramate (QSYMIA®), and naltrexone/bupropion (CONTRAVE®) have an appetite suppression mechanism. Another medication, orlistat (XENICAL®/ ALLI®), controls body weight by inhibiting fat absorption. However, there is still an unmet need in the market as there are no agents with a mechanism to reduce body weight by increasing energy expenditure in peripheral tissue.

Nonalcoholic fatty liver disease refers to a spectrum of liver damage that includes a wide range of liver diseases, from steatosis to cirrhosis. NAFLD is one of the most common diseases accompanying obesity and T2D, and obesity and T2D are known to exacerbate the progression of NAFLD to HCC. Although there is still no therapeutic agent on the market, clinical results of treatment improvement by GLP-1 and oxyntomodulin analogues have been reported and are in the spotlight.

Oxyntomodulin is a gut hormone released from intestinal L-cells after meal ingestion and represents dual agonism of the GLP-1 receptor and glucagon receptor. It increases energy expenditure through glucagon receptors and increases appetite suppression and insulin secretion through GLP-1 receptor activation, ultimately inducing weight loss and glycemic control. The furthest stage of development of any oxyntomodulin analogue is Phase 2, with five drugs (cotadutide, efinopegdutide, BI-456906, mazdutide, and pemvidutide) being prepared or in progress for Phase 2 trials for the treatment of obesity, NASH, or T2D.

DA-1726 Preclinical Development

Animal toxicity studies of DA-1726 for the Phase 1 clinical trial have been completed and the results are in various stages of analysis and reporting. The toxicity studies included safety pharmacology studies and general toxicity studies.

The mode of action and pharmacological effects of DA-1726 were evaluated in various disease models. In high-fat diet-induced obese mice, DA-1726 showed more body weight loss and increasing energy expenditure than a pair-fed group. In comparison with GLP-1 analogue, DA-1726 represented superior body weight loss compared to semaglutide in obese mice. At the end of the study, DA-1726 significantly increased the expression of thermogenic genes (Ucp-1 and Ppargc1a) in epididymal fat and increased white adipose tissue browning was histologically confirmed. In addition, DA-1726 inhibited adipocyte differentiation in vitro. Taken together, it suggests the GCGR action of DA-1726 contributes to reduced adiposity by enhancing fat burning and inhibiting adipogenesis. DA-1726 effectively reduced postprandial glucose excursion in acute oral glucose tolerance test in normal mice. Notably, DA-1726 showed similar glycemic control and excellent weight loss to semaglutide in obese mice with hyperglycemia. Simultaneously, DA-1726 enhanced insulin sensitivity by significantly reducing fasting plasma insulin and glucose levels. Meanwhile, DA-1726 showed no hypoglycemia risk in overnight fasted normal mice, unlike semaglutide.

In obese NASH mice, DA-1726 significantly reduced plasma clinical chemistry parameters (ALT, AST, ALP, T-BIL, glucose, and cholesterol) and hepatic fat accumulation. In histopathological analysis of steatosis, lobular inflammation, and ballooning in the liver, DA-1726 showed an excellent improvement effect compared to semaglutide. Improvement of liver fibrosis was also observed with DA-1726. In the liver tissue, the expression of inflammation (Tnfa, Il-1β, and Ccl2) and fibrosis (Acta2, Timp1, Col1a1, Col3a1, and Mmp9) related genes were significantly decreased. Taken together, the findings from the pre-clinical trials suggest DA-1726 has therapeutic potential for NASH in addition to obesity.

DA-1726 Phase 1 Trial Design:   The first-in-human Phase 1 studies are being planned to establish safety, tolerability and pharmacokinetics of DA-1726. The Phase 1 program is to consist of a single ascending dose (SAD) study and multiple ascending dose (MAD) study enrolling approximately 100 subjects consisting of healthy and obese volunteers. Doses to be applied in the planned clinical trials will be determined based on the predicted human effective dose assessed by preclinical ADME and repeated toxicity studies. For the MAD trial under the same IND, DA-1726 will be injected subcutaneously once weekly for 12 weeks in obese patients to provide an added clinical signal in obesity.

DA-1726 Phase 2a Trial Design:   A combined Phase 2a clinical trial in the United States is being planned to follow the completion of the Phase 1 clinical trial. The Phase 2a clinical trial is expected to explore a proof-of-concept at the highest tolerated dose to assess the effects of DA-1726 on weight loss as a primary endpoint and on liver fat reduction for a secondary endpoint in approximately 120 obese subjects, including a subset of subjects with NAFLD diagnosed by a MRI-PDFF image method. This study is a double-blind, placebo-controlled, randomized, multi-center trial and DA-1726 will be injected subcutaneously once weekly for 6 months at the highest tolerate dose from Phase 1. The primary endpoint for the planned study will be the change from baseline to Week 2 in body weight. As the secondary pharmacodynamic parameter, the liver fat reduction rate will be assessed by MRI-PDFF and a subgroup analysis will be performed.

Other Product Candidates

Our Board of Directors has determined to focus our financial resources and management attention on development of DA-1241 for NASH and T2D and DA-1726 for NASH and obesity. We will continue to consider licensing and acquisition opportunities with respect to the following legacy programs.

ANA001: Treatment of COVID-19 Symptoms

ANA001 is a proprietary oral niclosamide formulation and is being developed as a treatment for patients with moderate COVID-19 (patients not requiring ventilators). Niclosamide is a potential oral antiviral and anti-inflammatory agent with a long history of use and documented safety in humans. Enrollment in the Phase 2 clinical trial of ANA001 for treatment of moderate COVID-19 in hospitalized patients was closed in July 2022 and the clinical trial moved to the data analysis phase. Niclosamide has demonstrated both antiviral and immunomodulatory activity with possible downstream effects on coagulation abnormalities observed in COVID-19. In preclinical research by an independent academic group published in Antimicrobial Agents and Chemotherapy, niclosamide inhibited viral replication in vitro and was more potent than remdesivir and chloroquine in the same assay.

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

As a result, we believes ANA001 has the potential to reduce the viral load and inflammation associated with cytokine dysregulation, acute respiratory distress syndrome (ARDS), and coagulation abnormalities and thus improve time to clinical improvement as defined as hospital discharge recorded using the World Health Organization (“WHO”) Ordinal Scale for Clinical Improvement. We also believe the three key mechanisms of action may also be effective in treating COVID-19 in the outpatient setting or as a prophylaxis.

Following an analysis of the clinical trial data, we will be able to begin discussions with the Food and Drug Administration regarding the next steps in the clinical development of ANA001 for treatment of COVID-19.

NB-01

NB-01 addresses a range of mechanisms that contribute to neuropathic pain and nerve degeneration in diabetic and other peripheral neuropathies. These include a decrease in key inflammatory markers, restoration of nerve growth factor (NGF) to normal levels, and reduction of advanced glycation end products (AGEs). Inflammation is a central factor in pain generation and other peripheral neurodegenerative diseases. NB-01 reduces levels of TNF-a and IL-6, both of which are markers of inflammation. NB-01 also reduces AGEs, which are implicated in diabetes-related complications. AGE inhibitors have been clinically tested as potential treatments for these complications. NB-01 also restores the neurotrophin NGF, which is involved in nerve growth, maintenance and repair. NB-01 has been shown in animal models to alleviate symptoms of PDN

In light of the present business environment and our current focus on DA-1241 and DA-1726, we have ceased development of NB-01 on the prior regulatory pathway and will not advance to Phase 3 clinical trials. We are currently evaluating various alternatives with respect to the future of NB-01,

NB-02

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

We are currently exploring out-licensing alternatives for NB-02.

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

Gemcabene was being evaluated in a Phase 2 randomized, double-blind, placebo-controlled study to assess its efficacy safety and tolerability in patients with severe hypertriglyceridemia. In January 2016, the Gemcabene Phase 2 clinical study was placed on partial clinical hold as the FDA requested 2-year rat and mouse carcinogenicity studies to be completed and submitted. The study currently remains on partial clinical hold for the treatment of dyslipidemia. NeuroBo is currently assessing the path forward for Gemcabene for additional acute therapeutic indications and does not intend to direct additional resources towards Gemcabene as a cardiovascular therapy.

Licensing Agreements

License Agreement with Dong-A for DA-1241 and DA-1726

On September 14, 2022, we entered into the 2022 License Agreement with Dong-A pursuant to which, subject to the conditions set forth therein, we received an exclusive license (other than in the Republic of Korea) to two proprietary compounds for specified indications. The 2022 License Agreement covers the rights to DA-1241 for treatment of NASH and DA-1726 for treatment of obesity and NASH. We may also develop DA-1241 for the treatment of T2D. The 2022 License Agreement became effective on November 8, 2022 as a result of the Company closing a Public Offering.

Under the terms of the 2022 License Agreement, Dong-A (i) received an upfront payment of 2,200 shares of Series A Convertible Preferred Stock under the terms of the Securities Purchase Agreement, which was convertible into shares of our common stock upon receipt of the Stockholder Approval; (ii) will be eligible to receive single digit royalties on net sales received by us from the commercial sale of products covering DA-1241 or DA-1726; (iii) will be eligible to receive commercial-based milestone payments, payable in cash or our common stock dependent upon the achievement of specific commercial developments and (iv) will be eligible to receive regulatory milestone payments of up to $178 million for DA-1726 and $138 million for DA-1241, payable in cash or our common stock, dependent upon the achievement of specific regulatory developments.

Our obligation to pay royalties to Dong-A under the 2022 License Agreement continues on a product-by-product and country-by country basis until the later of (i) the fifth anniversary of the first commercial sale of such product in such country, (ii) the expiration or termination of the last valid patent claim that covers a product in such country and (iii) the loss of regulatory exclusivity for such product in such jurisdiction. Either we or Dong-A may terminate the 2022 License Agreement (i) if the other party is in material breach of the agreement and has not cured or started to cure the breach within 60 days of notice of such breach; provided that if the breach cannot be cured within the 60-day period and the breaching party started to remedy the breach, if such breach is not cured within 90 days of receipt of written notice, (ii) if the other party is subject to a bankruptcy or insolvency event (subject to a 30-day cure period in the case of a petition for bankruptcy) or (iii) if we failed to complete the Public Offering by December 31, 2022 (or January 31, 2023 under specified circumstances set forth in the 2022 License Agreement).

License Agreement with Dong-A ST for NB-01

On January 18, 2018, we entered into an exclusive license agreement with Dong-A, (the “2018 License Agreement”) which agreement was amended on April 18, 2018 and July 24, 2019. Under the terms of the 2018 License Agreement, we obtained an exclusive, royalty-bearing, worldwide (except for the Republic of Korea) license to make, use, offer to sell, sell and import products covered by certain Dong-A ST intellectual property rights in its proprietary compound designated as DA-9801 (NB-01). Our license rights cover any and all applications and markets for the therapeutic, health, nutrition or well-being of humans. We may grant sublicenses to any affiliate or third party. We are responsible for all future patent prosecution costs.

Dong-A retained the exclusive right to conduct clinical studies in the Republic of Korea and sell products to end users in Korea. NeuroBo granted Dong-A an exclusive, royalty free right and license to use, solely for Dong-A’s commercialization of products in Korea, any inventions, designs and technology developed by us in its performance of the agreement. If Dong-A terminates the 2018 License Agreement due to a breach by us or a bankruptcy event, then this technology is licensed exclusively to Dong-A at no charge. We may also negotiate in good faith to supply product to Dong-A for clinical studies and sale of products to end-users in Korea under a separate supply agreement.

We are obligated to use commercially reasonable efforts to develop products for use in each of the United States, the European Union, Japan and the People's Republic of China. If we terminate, discontinue or suspend, for longer than 12 months, the development of any product listed as a product under development in any development plan provided to Dong-A (other than for reasons of force majeure or requirements of applicable law), then we are deemed in breach of this development obligation, and Dong-A may terminate the 2018 License Agreement for cause after a 60-day cure period. We are obligated to use commercially reasonable efforts to commercialize products worldwide throughout the term of the 2018 License Agreement.

In connection with obtaining the licenses under the 2018 License Agreement, we paid Dong-A total consideration of $2 million consisting of a one-time upfront license fee and shares of our common stock.

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

We are required to pay Dong-A commercial milestone payments of up to an aggregate of $80 million and a royalty between a single digit and a low double digit percentage of net sales of products. The royalty rate increases as annual net sales increase.

The term of the 2018 License Agreement continues on a country-by country and product-by-product basis until the later of the 12th anniversary of the first commercial sale of such product in such country or expiration or termination of the last valid claim within the patent rights covering the product. The royalty rate is then reduced by 30% in any country that prohibits the payment of royalties on a patent license beyond the expiration or invalidation of the last valid claim covering the product.

Either Dong-A or we may terminate the 2018 License Agreement if the other party is in material breach of the 2018 License Agreement and has not cured or started to cure the breach within 60 days of notice of such breach, or is subject to a bankruptcy or insolvency event. We may terminate the 2018 License Agreement at any time upon 90 days’ written notice.

We may assign our rights under the agreement in connection with a merger, consolidation, or sale of substantially all of its assets, with prior written notice to Dong-A, and if the successor entity agrees in writing to be bound by the agreement.

License Agreement with YourChoice

On December 31, 2020, we acquired ANA Therapeutics, Inc. (“ANA”), a privately held biotechnology company developing ANA001. In connection with our acquisition of ANA, we assumed a license agreement (the “YourChoice Agreement”) between ANA and YourChoice Therapeutics, Inc. (“YourChoice”). Pursuant to the YourChoice Agreement, YourChoice granted to ANA, during the term of the YourChoice Agreement, an exclusive, worldwide, fee-bearing license derived from the licensed intellectual property throughout the world. The fees due under the YourChoice Agreement include certain single-digit royalty payments and milestone payments in the aggregate of $19.5 million. The term of the YourChoice Agreement will expire on the expiration or invalidation of the last of the licensed patents under the YourChoice Agreement.

Pfizer License Agreement

In August 2018, an Amended and Restated License Agreement with Pfizer (the “Pfizer Agreement”) for the research, development, manufacture and commercialization of Gemcabene went into effect. The Pfizer Agreement amended and restated in full the prior license agreement with Pfizer dated April 16, 2011.

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

License Agreement with Beijing SL

Pursuant to the terms and conditions of a License and Collaboration Agreement dated July 23, 2019 (the “Beijing SL License Agreement”), Beijing SL has an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, Gemcabene in the territory comprised of mainland China, Hong Kong, Macau and Taiwan. We retain all rights to Gemcabene outside of the territory. The parties have agreed to collaborate with respect to development and commercialization activities under the Beijing SL License Agreement through a joint steering committee composed of an equal number of representatives of Beijing SL and us.

Beijing SL is responsible, at its expense, for developing and commercializing products containing Gemcabene in the territory, with certain assistance from us. To the extent mutually agreed to in writing, the parties will collaborate on the Phase 3 clinical trial for HoFH or other clinical trials, with us as the sponsor, and designed to enroll patients both inside and outside the territory, but Beijing SL will be responsible, at its expense, for the conduct of any such study to the extent solely in the territory. Beijing SL will be responsible for development activities, including non-clinical and clinical studies directed at obtaining regulatory approval of the licensed product in the territory. Beijing SL has agreed to use commercially reasonable efforts to commercialize the licensed products for each indication that receives regulatory approval in the territory and shall prepare and present a commercialization plan that shall be subject to approval by the joint steering committee.

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

Manufacturing

NeuroBo is required to use Dong-A in South Korea to manufacture clinical quantities of DA-1241 and DA-1726 in accordance with the 2022 License Agreement. As NeuroBo advances the product candidates through clinical development and greater quantities are required, we plan to continue to use third parties including Dong-A ST to manufacture our product candidates.

Among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer’s quality control and manufacturing procedures conform to cGMP, which must be followed at all times. The FDA typically inspects manufacturing facilities every two years. In complying with cGMP regulations, pharmaceutical manufacturers must expend resources and time to ensure compliance with product specifications as well as production, record keeping, quality control, reporting and other requirements.

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

DA-1241 and DA-1726-NASH

There are currently no medications approved for the treatment of NASH. However, various therapeutics are used off-label for the treatment of NASH, including vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodeoxycholic acid (UDCA). There are several product candidates in Phase 3 or earlier clinical or preclinical development for the treatment of NASH, including Madrigal Pharmaceuticals, Inc.’s THR beta agonist (resmetirom), Novo Nordisk’s GLP1 agonist (semaglutide), Akero Therapeutics’s FGF21 analog (efruxifermin), 89 Bio’s FGF21 analog (pegaozafermin) and Inventiva’s pan-PPAR agonist (lanifibranor), as well as FXR agonists from Intercept Pharmaceuticals Inc. (obeticholic acid), Novartis AG (tropifexor, nidufexor), Metacrine (MET409, MET642), Terns Pharmaceuticals (TERN-101), Gilead Sciences, Inc. (cilofexor) and Enanta Pharmaceuticals, Inc. (EDP-305).

Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of NASH include AstraZeneca plc, Altimmune Inc., Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Durect Corporation, Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Immuron Ltd., Ionis Pharmaceuticals, Inc., Islet Sciences, Inc., MediciNova, Inc., MiNA Therapeutics, NGM Biopharmaceuticals, Inc., NuSirt Sciences Inc., Pfizer Inc., Viking Therapeutics, Inc. and Zydus Pharmaceuticals (USA) Inc. NASH is a complex disease and we believe that it is unlikely that any one therapeutic option will be optimal for every NASH patient.

DA-1726-Obesity

Due to the growing overweight and obesity epidemic and consumer demand, there are many competitors in the field of obesity treatment. Obesity treatments range from behavioral modification, to drugs and medical devices, and surgery, generally as a last resort. If DA-1726 were approved for obesity, our primary competition in the obesity treatment market would currently be from approved and marketed products, including liragluitde (SAXENDA®), semaglutide (WEGOVY®), phentermine/topiramate (QSYMIA®), naltrexone/bupropion (CONTRAVE®) and orlistat (XENICAL®/ ALLI®). Further competition could arise from products currently in development, including Lilly’s GLP-1/GIP receptor dual agonist (tirzepatide), Novo Nordisk’s CagriSema (a combination drug of semaglutide and a novel amylin analogue), Zafgen’s ZGN-1061 or ZGN-1258 (MetAP2) product candidates and various FGF21 ligands in development. To the extent any of our product candidates are approved for cardio-metabolic indications, particularly obesity, the commercial success of our products will also depend on our ability to demonstrate benefits over the then-prevailing standard of care, including diet and exercise. Finally, morbidly obese patients sometimes undergo the gastric bypass procedure, with salutary effects on the many co-morbid conditions of obesity. Some of these programs have been advanced further in clinical development then our clinical programs or have already received regulatory approval.

DA-1241-T2D

The market for T2D treatments is competitive and if DA-1241 is approved for T2D it will compete with several classes of drugs for T2D that are approved to improve glucose control, including DPP4 inhibitors, SGLT2 inhibitors, and oral GLP1 analogues as the second or third line therapy for pre-insulin status. Further competition could arise from products currently in development, including: aldose reductase inhibitors (Applied Therapeutics); and GPR40 agonists (Hyundai Pharm.); and small molecule GLP-1 receptor agonists (Pfizer). Some of the agents approved to treat T2D are not generic, are oral once-daily pills and are effective in lowering glucose and A1C. In addition, there are several investigational drugs being studied to treat T2D, and if these investigational therapies were approved, they would also compete with DA-1241.

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

In addition to patents, we rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by using confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with its employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed under those agreements.

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

DA-1241

As of December 31, 2022, our exclusively licensed intellectual property portfolio for DA-1241 includes one U.S. patent directed to both composition of matter and a process of making the composition and one U.S. non-provisional patent application directed to both composition of matter and use of the composition. The issued U.S. patent is expected to expire in July 2035, excluding any additional term for patent term adjustments or patent term extensions. NeuroBo’s intellectual property portfolio for DA-1241 also includes approximately 17 non-U.S. patents and 14 non-U.S. patent applications directed to composition of matter and/or use of the composition. The issued non-U.S. patents is expected to expire between 2035 and 2039, excluding any additional term for patent term adjustments or patent term extensions. The jurisdictions for the non-U.S. patents and applications include: Australia, Brazil, Canada, China, the European Patent Convention, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Philippines, Republic of Korea, Russia, Saudi Arabia, and Singapore.

DA-1726

As of December 31, 2022, our exclusively licensed intellectual property portfolio for DA-1726 includes one U.S. patent directed to both composition of matter and use of the composition and one U.S. non-provisional patent application directed to both composition of matter and use of the composition. The issued U.S. patent is expected to expire in 2038, excluding any additional term for patent term adjustments or patent term extensions. Our intellectual property portfolio for DA-1726 would also include (i) a PCT application that would enter national phases in October 2022 and (ii) approximately five non-U.S. patents directed to composition of matter and eight non-U.S. patent applications directed to composition of matter and/or use. The issued non-U.S. patents is expected to expire between 2038 and 2040, excluding any additional term for patent term adjustments or patent term extensions. The jurisdictions for the non-U.S. patents and applications include: Australia, Brazil, Canada, China, the European Patent Convention, Japan, Philippines, Republic of Korea, Russia, and Singapore.

ANA001

As of December 31, 2022, our intellectual property portfolio for ANA001 included one US non-provisional application and two non-US applications (Argentina and Europe) directed to niclosamide formulation and one PCT application directed to combined use of niclosamide and gemcabene.  Patent applications may be issued in the U.S. and any countries in which the Company files national phase applications of the PCT application. The patents issued from the national phase applications are estimated to expire 2041 to 2042.

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

NB-01 and NB-02

As of December 31, 2022, our intellectual property portfolio for NB-01 included four issued U.S. patents, comprised of one patent directed to composition of matter and three patents directed to use, and two pending U.S. non-provisional patent applications, comprised of one directed to composition of matter and another directed to use, and 62 granted foreign patents, all related to its NB-01 programs in peripheral neuropathy and neurological conditions. The issued patents have expiration dates ranging from October 27, 2026 to June 22, 2033. The patent issuing from the application, if any, is expected to expire December 2031. The jurisdictions for the foreign patents and application include: Brazil, Canada, China, the European Patent Convention (including Austria, Belgium, Finland, France, Germany, Greece, Hungary, Italy, Netherlands, Poland, Portugal, Romania, Spain, Switzerland, Turkey, and the United Kingdom), India, Japan, Mexico, the Republic of Korea, and Russia. One patent family including some of the above patents for NB-01 is assigned to University-Industry Cooperation Group of Kyung Hee University, and is exclusively licensed from Kyung Hee University to Dong-A ST and then from Dong-A ST to us pursuant to the terms of the corresponding agreements. The other two patent families including the other above patents and patent applications for NB-01 are assigned to Dong-A ST and exclusively licensed to us.

As of December 31, 2022, our intellectual property portfolio for NB-02 included three issued U.S. patents, one pending U.S. non-provisional patent application, 74 foreign granted patents, and 1 foreign patent application. Patents issuing from these applications, if any, are expected to expire around 2035. The issued patents have an expiration date of December 3, 2035 and December 19, 2035. The jurisdictions for the foreign patents and applications include: Brazil, Canada, China, the European Patent Convention (including Austria, Belgium, Finland, France, Germany, Greece, Hungary, Italy, Netherlands, Poland, Portugal, Romania, Spain, Switzerland, Turkey, and the United Kingdom), India, Japan, Mexico, the Republic of Korea, and Russia. All of the above patents and patent applications for NB-02 were assigned to us.

Gemcabene

As of December 31, 2022, our intellectual property portfolio relating to Gemcabene included six issued U.S. patents, three pending U.S. patent applications, 43 foreign-granted patents and 21 foreign patent applications directed to formulations, compositions, methods of use and methods of manufacturing. The Gemcabene intellectual property includes both owned and Pfizer-licensed issued and pending patents in the United States and foreign jurisdictions. The issued patents in the United States and foreign countries have expiration dates between December 2031 and November 2036. The patents in the United States and foreign countries that may be issued from pending applications, if any, are expected to expire between December 2031 and October 2039. The jurisdictions for the foreign countries include Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Philippines, Korea, Russia, Singapore, South Africa, Taiwan and Thailand.

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

The Hatch-Waxman Amendments

Orange Book Listing

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. As part of the marketing application process when seeking approval for a new drug through an NDA, applicants are required to list with the FDA every patent of which claims cover the applicant's product or an approved method of using the product. Upon approval of a drug, approval information about the drug along with each of the applicant's listed patents is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the "Orange Book." Pursuant to the Hatch-Waxman Amendments, drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the reference license drug (“RLD”) and has been shown through bioequivalence testing to be bioequivalent to the RLD. The FDA is responsible for determining that the generic drug is "bioequivalent" to the innovator drug, although under the statute, a generic drug is bioequivalent to a RLD if "the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug."

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

In the European Union, medicinal products are subject to extensive pre- and post-marketing regulation by regulatory authorities at both the European Union and national levels. Additional rules also apply at the national level to the manufacture, import, export, storage, distribution and sale of controlled substances. In many European Union. member states the regulatory authority responsible for medicinal products is also responsible for controlled substances. Responsibility is, however, split in some member states. Generally, any company manufacturing or distributing a medicinal product containing a controlled substance in the European Union will need to hold a controlled substances license from the competent national authority and will be subject to specific record-keeping and security obligations. Separate import or export certificates are required for each shipment into or out of the member state.

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

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country, even though there is already some degree of legal harmonization in the European Union member states resulting from the national implementation of underlying European Union. legislation. In all cases, the clinical trials must be conducted in accordance with the International Conference on Harmonization, or ICH, guidelines on GCP and other applicable regulatory requirements.

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

The European Commission created the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the European Union and, by extension (after national implementing decisions) in Iceland, Liechtenstein and Norway, which, together with European Union member states, comprise the European Economic Area, or EEA. Applicants file marketing authorization applications with the EMA, where they are reviewed by a relevant scientific committee, in most cases the Committee for Medicinal Products for Human Use, or CHMP. The EMA forwards CHMP opinions to the European Commission, which uses them as the basis for deciding whether to grant a marketing authorization. This procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated "orphan drugs" (drugs used for rare human diseases) and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may, at the voluntary request of the applicant, also be used for human drugs which do not fall within the above-mentioned categories if the CHMP agrees that (a) the human drug contains a new active substance not yet approved on November 20, 2005; (b) it constitutes a significant therapeutic, scientific or technical innovation or (c) authorization under the centralized procedure is in the interests of patients at the European Union. level.

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

For those medicinal products for which the centralized procedure is not available, the applicant must submit marketing authorization applications to the national medicines regulators through one of three procedures: (i) the mutual recognition procedure (which must be used if the product has already been authorized in at least one other European Union member state, and in which the European Union member states are required to grant an authorization recognizing the existing authorization in the other European Union member state, unless they identify a serious risk to public health), (ii) the decentralized procedure (in which applications are submitted simultaneously in two or more European Union member states) or (iii) national authorization procedures (which results in a marketing authorization in a single European Union member state).

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

The characteristic of the MRP is that the procedure builds on an already—existing marketing authorization in a member state of the European Union that is used as a reference in order to obtain marketing authorizations in other European Union member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the European Union and subsequently marketing authorization applications are made in other European Union member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states. The concerned member states are required to grant an authorization recognizing the existing authorization in the reference member state, unless they identify a serious risk to public health.

The MRP is based on the principle of the mutual recognition by European Union. member states of their respective national marketing authorizations. Based on a marketing authorization in the reference member state, the applicant may apply for marketing authorizations in other member states. In such case, the reference member state shall update its existing assessment report about the drug in 90 days. After the assessment is completed, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations shall be granted within 30 days after acknowledgement of the agreement.

If any European Union member state refuses to recognize the marketing authorization by the reference member state, on the grounds of potential serious risk to public health, the issue will be referred to a coordination group. Within a timeframe of 60 days, member states shall, within the coordination group, make all efforts to reach a consensus. If this fails, the procedure is submitted to an EMA scientific committee for arbitration. The opinion of this EMA Committee is then forwarded to the European Commission for the start of the decision making process. As in the centralized procedure, this process entails consulting various European Commission Directorates General and the Standing Committee on Human Medicinal Products.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, some European

Union jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. Such differences in national pricing regimes may create price differentials between European Union member states. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States. In the European Union, the downward pressure on healthcare costs in general, particularly prescription medicines, has become intense. As a result, barriers to entry of new products are becoming increasingly high and patients are unlikely to use a drug product that is not reimbursed by their government.

Human Capital

As of December 31, 2022, we had 2 full-time employees, 2 full-time consultants and 2 part-time consultants, all located in the United States. Of these employees and consultants, two were engaged in research and development and four were engaged in general and administrative functions. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relationships with our employees to be good.

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

Corporate Information

NeuroBo was incorporated under the laws of the State of Delaware in July 2017. Our principal executive offices are located at 200 Berkeley Street, 19th Floor, Boston, Massachusetts, 02116. Our website address is www.neurobopharma.com. The information contained on, or that can be accessed through, our website is not a part of this report.

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

Risks Related to our Operations and to Development, Marketing, Commercialization and Regulation of Our Product Candidates

We have incurred losses since inception, we anticipate that we will incur continued losses for the foreseeable future. We require additional financing to accomplish our long-term business plan and failure to obtain necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.

We have experienced net losses and negative cash flows from operating activities since our inception and have an accumulated deficit of $95.8 million as of December 31, 2022. It is possible we will never generate revenue or profit.

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

Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

Existing stockholders could suffer dilution or be negatively affected by fixed payment obligations we may incur if we raise additional funds through the issuance of additional equity securities or debt. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants or protective rights that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we need to secure additional financing, such additional fundraising efforts may divert our management and research efforts from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

Worldwide economic and social instability could adversely affect our revenue, financial condition, or results of operations.

The health of the global economy, and the credit markets and the financial services industry in particular, as well as the stability of the social fabric of our society, affects our business and operating results. For example, the credit and financial markets may be adversely affected by the turmoil in the banking section in the wake of the failure of Silicon Valley Bank and measures taken in response thereto. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as recent supply chain disruptions and labor shortages and persistent inflation, have impacted, and may continue to adversely impact our suppliers’ ability to provide our manufacturer with materials and components, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

We are initially developing DA-1241 for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing and costs of the clinical development of DA-1241 and, if applicable, DA-1726, for the treatment of NASH.

Our research and development efforts will be focused in part on developing DA-1241 for the treatment of NASH, an indication for which there are no approved products. The regulatory approval process for novel product candidates such as DA-1241 for NASH can be more expensive and take longer than for other, better known or extensively studied product candidates. As other companies are in later stages of clinical trials for their potential NASH therapies, we expect that the path for regulatory approval for NASH therapies may continue to evolve in the near term as these other companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot predict today. Our anticipated development costs would likely increase if development of DA -1241 or any future product candidate is delayed because we are required by the FDA to perform studies or trials in addition to, or different from, those that we currently anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.

We may be required to make significant payments under the 2022 License Agreement.

We will have acquired exclusive rights (other than in the Republic of Korea) to DA-1241 and DA-1726 for the specific indications provided in the 2022 License Agreement. Under the 2022 License Agreement, in consideration for the license, we made an upfront payment of 2,200 shares of our Series A Convertible Preferred Stock. As additional consideration for the license, we are required to pay Dong-A milestone payments upon the achievement of specified regulatory milestones and milestone payments upon the achievement of specified commercial milestones. Commencing on the first commercial sale of licensed products, we are obligated to pay royalties of single-digit percentages on annual net sales of the products covered by the license. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition.

Even if we obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize DA-1241 and DA-1726

We are not permitted to market DA-1241 or DA-1726 in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. As a condition to submitting an NDA to the FDA for DA-1241 or DA-1726, we must successfully complete several clinical trials demonstrating efficacy and safety. DA-1241 and DA-1726 may not be successful in clinical trials or receive regulatory approval. Further, DA-1241 and DA-1726 may not receive regulatory approval even if it is successful in clinical trials. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process that typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Our development activities could be harmed or delayed by a partial shutdown of the U.S. government, including the FDA. We have not obtained regulatory approval for any product candidate and it is possible that DA-1241 and DA-1726 will never obtain regulatory approval. The FDA may delay, limit or deny approval of DA-1241 or DA-1726 for many reasons, including, among others:

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

●	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

●	the FDA may not approve the formulation, labeling or specifications of DA-1241 or DA-1726;

●	the FDA may require that we conduct additional clinical trials;

●	the contract research organizations (“CROs”) or the clinical investigators that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

●	we, our CROs or clinical investigators may fail to perform in accordance with the FDA’s good clinical practice (“GCP”) requirements;

●	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials;

●	the FDA may find deficiencies with the manufacturing processes or facilities of third-party manufacturers with which we contract; or

●	the policies or regulations of the FDA may significantly change in a manner that renders our clinical data insufficient for approval or may require that we amend or submit new clinical protocols.

In addition, similar reasons may cause the EMA or other regulatory authorities to delay, limit or deny approval of DA-1241 or DA-1726 outside the United States. Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market DA-1241 and DA-1726.

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

We may not be able to complete development of any product candidates that demonstrate safety and efficacy and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of DA-1241, DA-1726 or any other product candidates that we may develop, we will not be able to commercialize and earn revenue from them.

The regulatory review and approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, our business will be substantially harmed.

Of the large number of drugs in development in the United States, only a small percentage receive FDA regulatory approval and are commercialized in the United States. We are not permitted to market DA-1241, DA-1726 or any other product candidate as a pharmaceutical drug in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries or jurisdictions, such as the marketing authorization application, or MAA, in the European Union from the European Medicines Agency, or EMA.

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

NASH

There are currently no medications approved for the treatment of NASH. However, various therapeutics are used off-label for the treatment of NASH, including vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodeoxycholic acid (UDCA). There are several product candidates in Phase 3 or earlier clinical or preclinical development for the treatment of NASH, including Madrigal Pharmaceuticals, Inc.’s THR beta agonist (resmetirom), Novo Nordisk’s GLP1 agonist (semaglutide), Akero Therapeutics’s FGF21 analog (efruxifermin), 89 Bio’s FGF21 analog (pegaozafermin and Inventiva’s pan-PPAR agonist (lanifibranor), as well as FXR agonists from Intercept Pharmaceuticals Inc. (obeticholic acid), Novartis AG (tropifexor, nidufexor), Metacrine (MET409, MET642), Terns Pharmaceuticals (TERN-101), Gilead Sciences, Inc. (cilofexor) and Enanta Pharmaceuticals, Inc. (EDP-305).

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any product that we may develop. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with any of our products or future product candidate during product testing, manufacturing, marketing or sale. For example, we may be sued on allegations that a product candidate caused injury or that the product is otherwise unsuitable. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts.

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

We rely and will continue to rely on collaborative partners regarding the development of our research programs and product candidates.

We are and expect to continue to be dependent on collaborations with partners relating to the development and commercialization of our existing and future research programs and product candidates. In particular, we rely on Dong-A to provide services with respect to our development of DA-1241 and DA-1726. In addition, we had, have and will continue to have discussions on potential partnering opportunities with various pharmaceutical and medical device companies. If we fail to enter into or maintain collaborative agreements on reasonable terms or at all, our ability to develop our existing or future research programs and product candidates could be delayed, the commercial potential of our products could change, and our costs of development and commercialization could increase.

Our dependence on collaborative partners subjects it to a number of risks, including, but not limited to, the following:

●	We may not be able to control the amount or timing of resources that collaborative partners devote to our research programs and product candidates;
●	We may be required to relinquish significant rights, including intellectual property, marketing and distribution rights;
●	We rely on the information and data received from third parties regarding our research programs and product candidates and will not have control of the process conducted by the third party in gathering and composing such data and information. We may not have formal or appropriate guarantees from our contract parties with respect to the quality and the completeness of such data;
●	A collaborative partner may develop a competing product either by itself or in collaboration with others, including one or more of our competitors;
●	Our collaborative partners’ willingness or ability to complete their obligations under our collaboration arrangements may be adversely affected by business combinations or significant changes in a collaborative partner’s business strategy; and/or
●	We may experience delays in, or increases in the costs of, the development of our research programs and product candidates due to the termination or expiration of collaborative research and development arrangements.

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

In general, under Section 382 of Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its carryforwards to offset future taxable income. Our existing NOL carryforwards, or NOLs, were subject to limitation arising from an ownership change related to the Dong-A Financing and the Public Offering. Future changes in our stock ownership, some of which are outside of our control, could result in further ownership changes under Section 382 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing and any future NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently work exclusively with Dong-A ST as the sole manufacturer for the production of DA-1241 and DA-1726. To meet our projected needs for clinical supplies to support our activities for DA-1241 and DA-1726 through regulatory approval and commercial manufacturing, Dong-A will need to provide sufficient scale of production for these projected needs. If any issues arise in the manufacturing and we are unable to arrange for alternative third-party manufacturing sources, we are unable to find an alternative third party capable of reproducing the existing manufacturing method or we are unable to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

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

Furthermore, if any of the technology or information that we protect as trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor, our competitive position would be harmed

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make product candidates that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
●	we or our future licensors or collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
●	we or our future licensors or collaborators might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own or have exclusively licensed may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Risks Related Operations, Employee Matters and Managing Growth

We currently have no employees and a limited number of consultants and our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel.

Because of the specialized scientific nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. We are highly dependent upon current members of our management and scientific team, each of whom serves as a consultant. We intend to increase our technical and management staff as needs arise and supporting resources become available, but the loss of one or more of our senior executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2022, we had 2 full-time employees, 2 full-time consultants and 2 part-time consultants, all located in the United States. As of March 24, 2023, we had no full-time employees, 3 full-time consultants and 2 part-time consultants. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place will not be adequate to support our future growth. Future growth would impose significant added responsibilities on our employees, including:

●	managing our clinical trials effectively;
●	identifying, recruiting, maintaining, motivating and integrating additional employees;
●	managing our internal development efforts effectively while complying with our contractual obligations to licensors, contractors and other third parties; and
●	improving our managerial, development, operational and finance systems

As our operations expand, we will need to manage additional relationships with various CROs, strategic partners, and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative, research and development, and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing the Company.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this "Risk Factors" section, these factors include:

●	adverse results or delays in preclinical studies, clinical trials, regulatory decisions or the development status of our product candidates or any product candidates we may pursue in the future;
●	our ability to raise sufficient additional funds necessary for the continued development of our product candidates whether through potential collaborative, partnering or other strategic arrangements or otherwise;
●	the terms and timing of any future collaborative, licensing or other strategic arrangements that we may establish;
●	uncertainties created by our future management turnover;
●	our inability to comply with the minimum listing requirements of the Nasdaq Stock Market LLC;
●	the timing of achievement of, or failure to achieve, our, or any potential collaborator’s clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;
●	decisions to initiate a clinical trial, not initiate a clinical trial, or terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval for our product candidates or regulatory actions requiring or leading to a delay or stoppage of any clinical trials;
●	the commercial success of any product approved by the FDA or its foreign counterparts;
●	changes in applicable laws, rules or regulations;
●	adverse developments concerning our manufacturers, suppliers, collaborators and other third parties;

●	occurrence of health epidemics or contagious diseases, and potential effects on our business, clinical trial sites, supply chain and manufacturing facilities;
●	our failure to commercialize our product candidates;
●	the success of competitive drugs;
●	if our patents covering our product candidates expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not result in issued patents or result in patents with narrow, overbroad, or unenforceable claims;
●	additions or departures of key scientific or management personnel;
●	unanticipated safety concerns related to the use of any product candidates;
●	our announcements or our competitor's announcements regarding new products, enhancements, significant contracts, acquisitions or strategic partnerships and investments;
●	the size and growth of our target markets;
●	our, or companies perceived to be similar to us, failure to meet external expectations or management guidance;
●	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	publication of research reports about us or our industry, recommendations, earning results or estimates or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
●	changes in our capital structure or dividend policy, future issuances of securities, sales of common stock by officers, directors and significant stockholders or our incurrence of additional debt;
●	trading volume of our common stock;
●	changes in accounting practices and ineffectiveness of our internal controls;
●	disputes, litigation or developments relating to proprietary rights;
●	timing of milestones and royalty payments; and
●	other events or factors, many of which are beyond our control.

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

On February 8, 2023, we received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the Company was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company did not meet the minimum closing bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to August 7, 2023.

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

If we seek to implement a reverse stock split to remain listed on the NASDAQ Capital Market, the announcement or implementation of a reverse stock split could significantly negatively affect the price of our common stock. Additionally, in 2020, the SEC approved a previously proposed NASDAQ rule change to expedite delisting of securities with a closing bid price at or below $0.10 for 10 consecutive trading days during any bid price compliance period and that have had one or more reverse stock splits with a cumulative ratio of 1 for 250 or more shares over the prior two-year period. In addition, if a company falls out of compliance with the $1.00 minimum bid price after completing reverse stock splits over the immediately preceding two years that cumulatively result in a ratio of 1 for 250 shares, the company will not be able to avail itself of any bid price compliance periods under Rule 5810(c)(3)(A), and NASDAQ will instead require the issuance of a Staff delisting determination. The company could appeal the determination to a hearings panel, which could grant the company a 180-day exception to remain listed if it believes the company would be able to achieve and maintain compliance with the bid price requirement. Following the exception, the company would be subject to the procedures applicable to a company with recurring deficiencies (NASDAQ Rule 5815(d)(4)(B)).

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

As of March 24, 2023, our largest shareholder, Dong-A beneficially owned 45.7% of our voting rights, and if the warrants held by Dong-A were exercised, Dong-A would hold 60.3% of our voting rights. As a result, Dong-A may be able to exert a significant influence on the outcome of corporate actions requiring shareholder approval, including mergers, share capital increases and other extraordinary items.

In addition, pursuant to the Investor Rights Agreement between us and Dong-A, Dong-A has the right to appoint a number of our directors commensurate with its percentage holding of our common stock, which may result in Dong-A controlling both the determinations of the Board of Directors and the vote of all matters submitted to a vote of our shareholders, which enables them to control all corporate decisions. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of Dong-A may not always coincide with our interests or the interests of our other shareholders. For as long as Dong-A owns shares of our common stock and the Investor Rights Agreement is effective, Dong-A will have significant influence on our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, if Dong-A owns a significant percentage of our stock, Dong-A will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock. In addition, this concentration of ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

As of March 24, 2023, our largest shareholder, Dong-A beneficially owned 45.7% of our voting rights. To the extent that Dong-A acquires additional shares of common stock, including through the exercise of the warrants that it currently holds or otherwise, such that Dong-A would own more than 50% of our outstanding common stock, we would meet the definition of a “controlled company” under the corporate governance standards for Nasdaq listed companies. For so long as we would be a “controlled company” under this definition, we would be eligible to utilize certain exemptions from the corporate governance requirements of Nasdaq, including the requirements (i) that a majority of the Board consist of independent directors, (ii) to have a governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (iii) to have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (iv) that the compensation committee consider certain independence factors when engaging legal counsel and other committee advisors and (v) for an annual performance evaluation of the governance and compensation committees. Although we do not currently intend to rely on the “controlled company” exemptions under the Nasdaq listing rules even if we would be deemed to a “controlled company,” we could elect to rely on these exemptions in the future. If we were to elect to rely on the “controlled company” exemptions, a majority of the members of the Board might not be independent directors and our nominating and corporate governance and compensation committees might not consist entirely of independent directors. Accordingly, if we rely on the exemptions, during the period we remain a controlled company and during any transition period following a time when we are no longer a controlled company, stockholders would not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

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

We are a "smaller reporting company", as defined in the Exchange Act. For as long as we continue to be an smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies", including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), only being required to provide two years of audited financial statements in annual reports and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements.

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

We concluded that there were material weaknesses relating to our internal control over financial reporting relating to a lack of segregation of duties over certain financial processes, management review over financial reporting and logical access to financial reporting systems. For more information about these material weaknesses, see Part II, Item 9A (Controls and Procedures) of this report. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

We are a "smaller reporting company", as defined in the Exchange Act. For as long as we continue to be an smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies", including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), only being required to provide two years of audited financial statements in annual reports and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements If our public float is above $75 million as of the last business day of our most recently completed second fiscal quarter or, if before such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

We currently lease space in Boston, Massachusetts. Effective January 2022, we entered into an amendment to our lease agreement for approximately 40 square feet of office space, which, including subsequent amendments, is due to expire in March 2023. We previously leased approximately 574 square feet of lab and office space in Seoul, South Korea until April 30, 2022. We believe that our leased properties are adequate for our purposes and to pursue our strategy.

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

Common Stock

Our common stock is listed on Nasdaq under the symbol “NRBO.”

Stockholders

On March 24, 2023, we had 27,176,685 shares of common stock outstanding and 73 holders of record of our common stock. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, LLC.

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

Overview

We are a clinical-stage biotechnology company focused on developing and commercializing novel pharmaceuticals to treat cardiometabolic disorders. For more information on our business and product candidates, see “Business-Overview” in Part I, Item 1 of this report.

Recent Developments

Dong-A ST License Agreement

On September 14, 2022, we entered into the 2022 License Agreement with Dong-A, pursuant to which, we ultimately received an exclusive global license (other than in the Republic of Korea) to two proprietary compounds for specified indications upon meeting certain financing milestones. The 2022 License Agreement covers the rights to DA-1241 for treatment of NASH and DA-1726 for treatment of obesity and NASH. We may also develop DA-1241 for the treatment of T2D. Under the terms of the 2022 License Agreement, we agreed to pay Dong-A an upfront payment to be settled with 2,200 shares of Series A Preferred Stock upon completion of a private placement.

In addition, Dong-A will be eligible to receive (i) regulatory milestone payments of up to $178 million for DA-1726 and $138 million for DA-1241, dependent upon the achievement of specific regulatory developments; (ii) commercial-based milestone payments, dependent upon the achievement of specific commercial developments; and (iii) single digit royalties on net sales received by us from the commercial sale of products covering DA-1241 or DA-1726.

The term of the 2022 License Agreement continues on a product-by-product and country-by country basis until the later of (i) the fifth anniversary of the first commercial sale of such product in such country, (ii) the expiration or termination of the last valid patent claim that covers a product in such country and (iii) the loss of regulatory exclusivity for such product in such jurisdiction. Either Dong-A or the Company may terminate the 2022 License Agreement (i) if the other party is in material breach of the agreement and has not cured or started to cure the breach within 60 days of notice of such breach; provided that if the breach cannot be cured within the 60-day period and the breaching party started to remedy the breach, if such breach is not cured within 90 days of receipt of written notice, (ii) if the other party is subject to a bankruptcy or insolvency event (subject to a 30-day cure period in the case of a petition for bankruptcy), or (iii) in the event we had failed to complete the Public Offering as further described below by December 31, 2022 (or January 31, 2023 under specified circumstances set forth in the License Agreement).

None of the milestone or royalty payments under the 2022 License Agreement were triggered as of the issuance of this report.

Shared Services Agreement

On September 14, 2022, in conjunction with the 2022 License Agreement, we entered into a shared services agreement with Dong-A (the “Shared Services Agreement”). The Shared Services Agreement provides that Dong-A will provide technical support, pre-clinical development, and clinical trials support services in exchange for payment to Dong-A on a cost plus margin basis. In addition, the Shared Services Agreement provides that Dong-A will manufacture all of the Company’s clinical requirements of DA-1241 and DA-1726 on a cost plus margin basis.

Either party may terminate the Shared Services Agreement for the other party’s material breach that is not cured within 30 days of notice. Dong-A may also terminate the Shared Services Agreement in part on a service-by-service or product-by-product basis upon a breach by us which is not cured within 30 days.

The Company did not incur any research and development expenses under the Shared Services Agreement as of the issuance of this report.

Current Scientific Activity

Following consummation of the 2022 License Agreement, we have two primary programs focused on treatment of NASH, obesity and T2D:

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

Our Board of Directors has determined to focus our financial resources and management attention on development of DA-1241 for NASH and T2D and DA-1726 for NASH and obesity. We will continue to consider licensing and acquisition opportunities with respect to our legacy programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases:

●	ANA001 is a proprietary oral niclosamide formulation being developed as a treatment for patients with moderate COVID-19. Niclosamide is a potential oral antiviral and anti-inflammatory agent with a long history of use and well-understood safety in humans..

●	NB-01 was being developed as a treatment for painful diabetic neuropathy (PDN) as a first-line pain management therapy for PDN.
●	NB-02 was being developed to treat the symptoms of cognitive impairment and modify the progression of neurodegenerative diseases associated with the misfunction of a protein called tau, and with amyloid beta plaque deposition.
●	Gemcabene was being developed for the treatment of dyslipidemia, a serious medical condition that increases the risk of life-threatening cardiovascular disease, and was focused on orphan indications such as homozygous familial hypercholesterolemia (HoFH), as well as severe hypertriglyceridemia (SHTG) and we are currently exploring various acute therapeutic indications.

Key operating data

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $14.0 million and $15.3 million for the years ended December 31, 2022 and 2021, respectively. To date, we have not generated any revenue from product sales, collaborations with other companies, government grants or any other source, and do not expect to generate any revenue in the foreseeable future.

As of December 31, 2022, we had an accumulated deficit of $95.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	pursue clinical development for our current product candidates;
●	initiate preclinical studies and clinical trials with respect to our current product candidates and indications and any future product candidates or indications that we may pursue;
●	acquire or in-license other product candidates and/or technologies;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific and commercial personnel;
●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure and/or enter into partnership arrangements to commercialize any products for which we may obtain regulatory approval; or
●	add administrative, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and to support our being a public reporting company.

Components of Results of Operations

Revenue

To date, we have not generated any revenue from product sales, collaborations with other companies, government grants or any other source, and do not expect to generate any revenue in the foreseeable future. If our product development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

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

Fair Value Change in Warrant Liabilities

The fair value change in warrant liabilities is attributed to the change in fair value of Series A Warrants and the Series B Warrants (as defined further below).

Other Expense

Other expense primarily reflects losses on sale of fixed assets and translations of foreign currency.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the NOLs we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOL carryforwards and tax credits will not be realized. As of December 31, 2022, we had federal, state and foreign NOLs carryforwards of $1.4 million, $0.8 million, and $0.7 million, respectively, which may be available to offset future income tax liabilities and begin to expire, in 2043 for state carryforwards and in 2028 for the foreign carryforwards. As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $24,000 and $2,000, respectively, which may be available to offset future tax liabilities and each begin to expire in 2043. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2022 and December 31, 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and December 31, 2021 (in thousands):

	For the Year Ended
	December 31,
	2022	2021	Change

Operating expenses:
Research and development	$2,778	$6,546	$(3,768)
Acquired in-process research and development	8,210	—	8,210
General and administrative	8,640	8,752	(112)
Total operating expenses	19,628	15,298	4,330
Loss from operations	(19,628)	(15,298)	(4,330)
Interest income	—	14	(14)
Financing expense	(2,191)	—	(2,191)
Change in fair value of warrant liabilities	7,935	—	7,935
Other expense	(83)	—	(83)
Loss before income taxes	(13,967)	(15,284)	1,317
Provision for income taxes	—	—	—
Net loss	$(13,967)	$(15,284)	$1,317

Research and Development Expenses

Research and development expenses were $2.8 million for the year ended December 31, 2022 as compared to $6.5 million for the year ended December 31, 2021. The $3.8 million decrease was primarily related to reduced clinical trial activity and drug manufacturing costs of approximately $2.7 as we completed our ANA 001 clinical trial and reduced payroll, consulting and overhead costs of approximately $1.1 million.

Acquired In-process Research and Development (IPR&D)

IPR&D for the year ended December 31, 2022 amounted to $8.2 million and was attributable to the acquisition of intellectual property rights under the 2022 License Agreement. Given that no processes or activities constituting a “business” were acquired and since none of the rights underlying the 2022 License Agreement had alternative future uses or had reached a stage of technological feasibility, the acquisition was recorded as IPR&D and was based on the fair value of the 2,200 shares of Series A Preferred Stock issued to Dong-A pursuant to the terms and conditions of the 2022 License Agreement. There was no IPR&D for the year ended December 31, 2021.

General and Administrative Expenses

General and administrative expenses were $8.6 million for the year ended December 31, 2022, compared to approximately $8.7 million for the year ended December 31, 2021. The decrease of $0.1 million was primarily due to decreases in payroll, insurance and overhead of $0.5 million, $0.4 million and $0.1 million, respectively, offset by increases in legal and professional fees of $0.7 million, attributed mostly to the pursuit of business opportunities, and by an increase in stock compensation of $0.2 million.

Interest Income

Interest income for the year ended December 31, 2022 was nominal. Interest income for the year ended December 31, 2021 was $14,000 related to our cash deposits.

Financing Expense

We incurred approximately $2.2 million in financing expense during the year ended December 31, 2022 representing the portion of the transaction costs allocated to the issuance of the Series A Warrants and Series B Warrants described further below. We did not incur financing expense during the year ended December 31, 2021.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities resulted in a gain of $7.9 million for the year ended December 31, 2022, primarily resulting from the fluctuation of the underlying stock price of our common stock at issuance compared to December 31, 2022.

Other Expense

During year ended December 31, 2022, we recorded approximately $0.1 million of other expense primarily related to the loss on sale of fixed assets and losses on translations of foreign currency. Other expense for the year ended December 31, 2022 was nominal.

Liquidity and Capital Resources

Recent Financing

On September 14, 2022, we entered into the Securities Purchase Agreement with Dong-A. Pursuant to the Securities Purchase Agreement, Dong-A agreed to purchase shares of our Series A Preferred Stock and warrants to purchase shares of our common stock (collectively, the “Dong-A Financing”) concurrent to a qualified financing resulting in gross proceeds of at least $15 million exclusive of the Dong-A Financing.

On November 8, 2022, we closed on an underwritten public offering (the “2022 Public Offering”) of units with gross proceeds of approximately $17.3 million. The underwritten public offering was comprised of (1) 3,147,003 Class A Units, priced at a public offering price of $3.00 per Class A Unit, with each Class A Unit consisting of one share of common stock, a Series A Warrant (the “Series A Warrants”) to purchase one share of common stock for no additional consideration that expires on the one year anniversary following the initial exercise date and a Series B Warrant (the “Series B Warrants”) to purchase one share of common stock for no additional consideration that expires on the five year anniversary following the initial exercise date, and (2) 2,602,997 Class B Units, priced at a public offering price of $3.00 per Class B Unit, with each Class B Unit consisting of one share of Series B convertible preferred stock (the “Series B Preferred Stock”), convertible into one share of common stock, one Series A Warrant and one Series B Warrant.

The 2022 Public Offering satisfied the definition of a Qualified Financing as defined by the Securities Purchase Agreement and on November 8, 2022, we closed on the Dong-A Financing, and issued an additional 1,500 shares of Series A Preferred Stock, 5,000,000 Series A Warrants and 5,000,000 Series B Warrants. The Company received gross proceeds in the amount of $15.0 million from Dong-A in connection with the Dong-A Financing.

Net proceeds, of the 2022 Public Offering and Dong-A Financing, after deducting underwriter’s fees and related offering expenses were $28.6 million.

On October 1, 2021, we entered into a securities purchase agreement (the “October 2021 Securities Purchase Agreement”) with several institutional investors for the purchase and sale in a registered direct offering (“Registered Offering”) of 4,307,693 shares of our common stock, at a purchase price of $3.25 per share for gross proceeds of approximately $14.0 million.  The October 2021 Securities Purchase Agreement also provides for a concurrent private placement of warrants to purchase our common stock (the “October 2021 Warrants”) with the purchasers in the October 2021 Registered Offering. Net proceeds, after deducting placement agent fees and expenses, related offering expenses, was $12.8 million.

On January 18, 2021, we entered into a Securities Purchase Agreement (the “2021 Purchase Agreement”) with certain institutional and accredited investors, pursuant to which we, in a private placement (the “2021 Private Placement”), agreed to issue and sell an aggregate of 2,500,000 shares (the “2021 Shares”) of our common stock, par value $0.001 per share at a purchase price of $4.00 per share, and warrants to purchase an aggregate of 2,500,000 shares of common stock (the “2021 Warrants”), resulting in total gross proceeds to us in the amount of $10.0 million. Net proceeds, after deducting placement agent fees and relating offering expenses, were $9.1 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year Ended
	December 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(11,712)	$(15,134)
Net cash provided by (used in) investing activities	8	(586)
Net cash provided by financing activities	28,681	22,026
Net increase in cash	$16,977	$6,306

Operating Activities

During the year ended December 31, 2022, cash used from operating activities was approximately $11.7 million, consisting of our net loss of approximately $14.0 million, offset by non-cash expenses in the aggregate of $1.2 million and by $2.2 million in financing expense related to financing costs attributed to the issuance of the Series A and Series B Warrants reclassified to Financing Activities, and consisting of our working capital cash usage in the amount of approximately $1.1 million. The non-cash expenses related primarily to IPR&D in the amount of $8.2 million from the 2022 License Agreement, and $0.9 million in stock offset by a $7.9 million fair value change in the warrant liabilities. Lastly, the change in working capital consisted primarily of decreases in our accrued liabilities associated with fluctuations of our operating expenses under the normal course of business.

During the year ended December 31, 2021 operating activities used $15.1 million of cash, primarily consisting of our net loss of $15.3 million and a net decrease of accounts payable and accrued expenses of $1.0 million, offset by stock-based compensation and other non-cash charges of $0.7 million and $0.4 from a decrease in prepaid expenses and other current assets.

Investing Activities

Cash provided by investing activities was approximately $8,000 during the year ended December 31, 2022 related to the sale of equipment.

During the year ended December 31, 2021, net cash used in investing activities was $0.6 million. Investing activities during the period consisted mainly of cash paid for transaction costs associated with the 2020 merger with ANA. Purchases of property and equipment in the amount of $3,000 comprised the balance of investing activities during the period.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $28.7 million, consisting of gross proceeds from the Dong-A Financing and the 2022 Public Offering of $32.3 million, offset by $3.6 million of issuance costs.

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

As of December 31, 2022, we had an accumulated deficit of $95.8 million. Our net losses were $14.0 million and $15.3 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	pursue clinical development for any of our current product candidates;
●	initiate preclinical studies and clinical trials with respect to any of our current product candidates and indications and any future product candidates or indications that we may pursue;
●	acquire or in-license other product candidates and/or technologies;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific and commercial personnel;
●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure and/or enter into partnership arrangements to commercialize any products for which we may obtain regulatory approval; or
●	add administrative, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and to support our being a public reporting company

As of December 31, 2022, we had cash of $33.4 million. We expect that our cash will be adequate to fund our operations into 2024.  We will need to continue to raise additional funds until we are able to commercialize our products which would generate sufficient revenues to fund our operations.  Our future operating activities, coupled with our plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within our control and we are unable to predict the ultimate outcome of these actions to generate the liquidity ultimately required.

Contractual and Other Obligations

Lease Commitments

Boston Leases:

On May 14, 2021, we entered into a non-cancelable operating lease for its corporate headquarters located in Boston Massachusetts. The agreement, effective August 1, 2021, had a six month term, and rental costs of approximately $3,000 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $2,000 over the term of the lease. We’ve since entered into amendments to this lease which reduced the size of our office space and extend the term to expire in March 2023 for rental costs of approximately $1,000-$2,000 per month.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs, and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, our management evaluates its estimates, including those related to accounting for clinical trials, income taxes including the valuation allowance for deferred tax assets, accrued expenses, warrant liabilities, contingencies and stock-based compensation. We base our estimates on historical experience, known trends and events, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

While our significant accounting estimates are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Warrant Liabilities

As part of the Dong-A Financing and the 2022 Public Offering, we issued the Series A Warrants and Series B Warrants.  We accounted for the Series A and Series B warrants as liabilities at fair value as certain provisions excluded equity accounting treatment for these instruments.  Additionally, issuance costs allocated to the Series A Warrants and Series B Warrants classified as liabilities are expensed as incurred and reflected as financing expense in the accompanying consolidated statements of comprehensive loss.

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

Shareholders and Board of Directors

NeuroBo Pharmaceuticals, Inc.

Boston, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NeuroBo Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, mezzanine equity and stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrual for Research and Development Costs Related to Clinical Trial Activities

As described in Note 3 to the consolidated financial statements, the Company’s accrued external research and development expenses balance was $109,000 at December 31, 2022. This accrual includes liabilities for clinical trial activities such as clinical studies and certain manufacturing costs. Clinical studies are primarily managed internally, with the assistance of contract research organizations. The accrual for clinical trial activities is based on an estimate of the percentage of activities completed to date, contractual rates, and amounts invoiced and paid to date.

We identified the determination of the accrual for research and development costs related to clinical trial activities as a critical audit matter. When estimating clinical trial expenses, the Company considers several factors including clinical trial budgets, contract amendments and the progress toward completion. Auditing these elements involves especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address the critical audit matter included:

●	Obtaining an understanding of management’s process for estimating the accrual for clinical trial activities.
●	For certain contract research organizations, testing the completeness and accuracy of the underlying billing information received from the contract research organizations used in determining the clinical trial accrual.
●	For certain clinical trial studies, assessing the Company's estimates of the activities completed to date by (i) inspecting original contract terms, change orders and the expected timeline for the related study, (ii) discussing the status of the clinical trials with certain members of management and project teams and (iii) evaluating the payments made and the invoices received after December 31, 2022 for proper application in the determination of the accrual.
●	Testing the completeness of the Company’s clinical trial accruals by evaluating i) publicly available information (such as press releases and public databases that track clinical trials) ii) board of directors’ materials regarding the status of clinical trials and inquiring of clinical staff to gain an understanding of the status of certain on-going clinical trials.

Accounting for 2022 Private Placement and Public Offering

As discussed in Note 7, the Company entered into two financing transactions during the year that included the issuance of equity securities and warrants.

We identified the accounting for the 2022 Private Placement and Public Offering, including the evaluation for potential embedded derivatives, classification of the preferred stock, and the treatment of the warrants as a critical audit matter. The application of the accounting guidance applicable to the 2022 Private Placement and Public Offering transaction are complex, and therefore, applying such guidance to the contract terms requires significant management judgment. Auditing these elements involved especially complex auditor judgment due to the nature of the terms of the financing transactions and the effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Inspecting the agreements associated with each financing transaction and evaluating the completeness and accuracy of the Company’s technical accounting analysis and application of the relevant accounting literature.
●	Utilizing personnel with specialized knowledge and skills in technical accounting to assist in assessing management’s analysis of the financing transactions, including the evaluation for potential embedded derivatives and classification of the related warrants including: (i) evaluating the contracts to identify relevant terms that affect the recognition in the financial statements, and (ii) assessing the appropriateness of conclusions reached by management.

We have served as the Company's auditor since 2019.

/s/ BDO USA, LLP

Boston, Massachusetts

March 30, 2023

NeuroBo Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash	$33,364	$16,387
Prepaid expenses	168	197
Total current assets	33,532	16,584
Right-of-use assets and other	—	105
Property and equipment, net	2	110
Total assets	$33,534	$16,799
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$708	$830
Accrued liabilities	280	1,301
Warrant liabilities	10,796	—
Lease liability, short-term	—	26
Total current liabilities	11,784	2,157
Lease liability, long-term	—	45
Total liabilities	11,784	2,202
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of December 31, 2022 and December 31, 2021; no shares issued or outstanding as of December 31, 2022 and December 31, 2021.	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 25,436,019 and 888,693 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	25	1
Additional paid–in capital	117,520	96,420
Accumulated other comprehensive income	—	4
Accumulated deficit	(95,795)	(81,828)
Total stockholders’ equity	21,750	14,597
Total liabilities and stockholders’ equity	$33,534	$16,799

See accompanying notes.

NeuroBo Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	For the Year Ended
	December 31,
	2022	2021
Operating expenses:
Research and development	$2,778	$6,546
Acquired in-process research and development	8,210	—
General and administrative	8,640	8,752
Total operating expenses	19,628	15,298
Loss from operations	(19,628)	(15,298)
Other income (expense)
Interest income	—	14
Financing expense	(2,191)	—
Change in fair value of warrant liabilities	7,935	—
Other expense	(83)	—
Total other income	5,661	14
Loss before income taxes	(13,967)	(15,284)
Provision for income taxes	—	—
Net loss	(13,967)	(15,284)
Other comprehensive loss, net of tax	(4)	(10)
Comprehensive loss	$(13,971)	$(15,294)
Loss per share:
Net loss per share, basic and diluted	$(5.43)	$(19.81)
Weighted average shares of common stock outstanding:
Basic and diluted	2,573,624	771,422

See accompanying notes.

NeuroBo Pharmaceuticals, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

(in thousands, except share amounts)

							Additional	Accumulated
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2021	—	$—	—	$—	655,662	$1	$73,732	$14	$(66,544)	$7,203
Issuance of common stock and warrants in connection with public offering	—	—	—	—	226,935	—	24,000	—	—	24,000
Transaction costs in connection with public offering	—	—	—	—	—	—	(2,089)	—	—	(2,089)
Exercise of stock options	—	—	—	—	6,096	—	115	—	—	115
Stock–based compensation	—	—	—	—	—	—	662	—	—	662
Foreign currency translation adjustment	—	—	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	—	—	(15,284)	(15,284)
Balance at December 31, 2021	—	—	—	—	888,693	1	96,420	4	(81,828)	14,597
Issuance of Series A Preferred Stock in Private Offering and License Agreement	3,700	10,630	—	—	—	—	—	—	—	—
Issuance of common stock and Series B preferred stock in connection with public offering	—	—	2,602,997	3	3,147,003	3	5,528	—	—	5,534
Transaction costs in connection with private offering and public offering	—	(959)	—	—	—	—	(499)	—	—	(499)
Conversion of Series A preferred stock to common stock	(3,700)	(9,671)	—	—	12,333,333	12	9,659	—	—	9,671
Conversion of Series B preferred stock to common stock	—	—	(2,602,997)	(3)	2,602,997	3	—	—	—	—
Issuance of stock from exercise of warrants	—	—	—	—	6,463,993	6	5,558	—	—	5,564
Stock–based compensation	—	—	—	—	—	—	854	—	—	854
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—		—	(13,967)	(13,967)
Balance at December 31, 2022	—	$—	—	$—	25,436,019	$25	$117,520	$—	$(95,795)	$21,750

See accompanying notes.

NeuroBo Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended
	December 31,
	2022	2021
Operating activities
Net loss	$(13,967)	$(15,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	854	662
Non-cash lease expense	8	24
Depreciation	20	48
Loss on sale of property and equipment	75	—
Acquired in-process research and development	8,210	—
Transaction costs allocated to issuance of warrants	2,191	—
Change in fair value of warrant liabilities	(7,935)	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	64	396
Accounts payable	(202)	(1,162)
Accrued and other liabilities	(1,030)	182
Net cash used in operating activities	(11,712)	(15,134)
Investing activities
Transaction costs in connection with asset acquisitions	—	(583)
Purchases of property and equipment	—	(3)
Sale of property and equipment	8	—
Net cash provided by (used in) investing activities	8	(586)
Financing activities
Proceeds from issuance of common shares, preferred shares and warrants	32,250	24,000
Payment of issuance costs	(3,569)	(2,089)
Exercise of stock options	—	115
Net cash provided by financing activities	28,681	22,026
Net increase in cash	16,977	6,306
Net foreign exchange difference	—	(8)
Cash at beginning of period	16,387	10,089
Cash at end of period	$33,364	$16,387
Supplemental non-cash investing and financing transactions:
Modification of right-of-use asset and associated lease liability	$62	$—
Unpaid issuance costs	$80	$—
Reclass of warrant liabilities upon exercise of warrants	$5,564	$—

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

The Company had previously focused its efforts on four therapeutic programs: ANA001, NB-01, NB-02 and gemcabene.

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

Reverse Stock Split

The Company’s Board of Directors approved a one-for-thirty reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on September 12, 2022.

All issued and outstanding common stock and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock. A proportionate adjustment was also made to the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans to reflect the Reverse Stock Split. Any fraction of a share of common stock that was created as a result of the Reverse Stock Split was rounded down to the next whole share and the stockholder received cash equal to the market value of the fractional share, determined by multiplying such fraction by the closing sales price of the Company’s common stock as reported on Nasdaq on the last trading day before the Reverse Stock Split becomes effective (on a split-adjusted basis). The authorized shares and par value per share of the common stock and preferred stock were not adjusted as a result of the Reverse Stock Split.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

Liquidity

From its inception through December 31, 2022, the Company has devoted substantially all of its efforts to drug discovery and development and conducting clinical trials. The Company has a limited operating history and the sales and income potential of the Company's business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $95.8 million as of December 31, 2022. These conditions previously raised substantial doubt about the Company's ability to continue as a going concern.

To date, the Company has raised capital principally through private placements and public offerings of convertible preferred stock, common stock and warrants The Company will need to continue to raise a substantial amount of funds until it is able to generate revenues to fund its development activities.

As of December 31, 2022, the Company had $33.4 million in cash. The Company believes that its existing cash will be sufficient to fund its operations for at least the next 12 months from the date these financial statements are issued. The Company will need to continue to raise additional funds until it is able to generate sufficient revenues to fund its development activities. The Company’s future operating activities, coupled with its plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within the control of the Company and the Company is unable to predict the ultimate outcome of these actions to generate the liquidity ultimately required.

2. Summary of Significant Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company's consolidated financial statements relate to accrued expenses and the fair value of stock-based compensation and warrant issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Concentrations

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is principally held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of December 31, 2022, the Company had deposits in excess of federally insured amounts by $32.9 million.

Supplier Risk

On September 14, 2022, the Company entered into an exclusive license agreement (the “2022 License Agreement”) with Dong-A ST Co., Ltd. (“Dong-A”), which requires Dong-A to be the sole manufacturer for the production of DA-1241 and DA-1726. If any issues arise in the manufacturing and the Company is unable to arrange for alternative third-party manufacturing sources, or unable to find an alternative third party capable of reproducing the existing manufacturing method or unable to do so on commercially reasonable terms or in a timely manner, the Company may not be able to complete development of DA-1241 or DA-1726.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

Fair Value of Financial Instruments

The Company’s financial instruments principally include cash, prepaid expenses, right of use assets, accounts payable, accrued liabilities, lease liabilities and warrant liabilities. The carrying amounts of cash, prepaid expenses and other current assets, accounts payable, and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. See Note 10 - Fair Value Measurements.

Warrant Liabilities

The Company accounts for its warrants as liabilities at fair value if equity accounting treatment is precluded due to provisions existing within the warrant agreements. The change in fair value of the warrant liabilities are recognized as a fair value change in warrant liabilities in the consolidated statements of operations and comprehensive loss and as an operating item in the statement of cash flows.  Additionally, issuance costs associated with warrants initially classified as liabilities are expensed as incurred and reflected as financing costs in the accompanying consolidated statements of operations and comprehensive loss.

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

Foreign Currency Translation

The foreign subsidiary uses the South Korean Won (KRW) as its functional currency. The Company translates the assets and liabilities of its foreign operation into U.S. dollars based on the rates of exchange in effect as of the transaction date. The resulting adjustments from the translation process are included in accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for calendar year 2023 for smaller reporting companies. The Company adopted this new guidance on January 1, 2023, and the adoption did not have a material impact on the Company's consolidated financial statements.

3. Balance Sheet Detail

Property and Equipment

Property and equipment consist of the following:

	December 31	December 31,
	2022	2021
Research and development equipment	$-	$158
Office equipment	30	63
Total property and equipment	30	221
Less accumulated depreciation	(28)	(111)
Property and equipment, net	$2	$110

Accrued liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2022	2021
External research and development expenses	$109	$854
Payroll related	100	376
Professional services	23	59
Other	48	12
Total	$280	$1,301

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

4. Commitments and Contingencies

Operating Leases

Boston Leases

Effective August 1, 2021, the Company entered into a non-cancelable operating lease for its corporate headquarters located in Boston Massachusetts. This agreement had a six month term, and rental costs of approximately $3 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $2 over the term of the lease. In December 2021, the Company signed an amendment to its corporate headquarters lease to extend the term until March 31, 2022 for rental costs of approximately $1 per month. In February 2022, April 2022, August, 2022 and December, 2022 the Company signed amendments to extend the lease term until June 30, 2022, September 30, 2022, December 31, 2022 and March 31, 2023, respectively.

Prior to February 1, 2021, a non-cancelable operating lease was in effect as of February 1, 2020 which had a one-year term and rental costs of $21 per month prior to the application of certain rent concessions granted by the landlord in the amount of $32. Effective February 1, 2021, the Company was party to a non-cancelable operating lease for its corporate headquarters which had a six month term, and rental costs of approximately $3 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $1 over the term of the lease.

No assets and liabilities were recognized for the corporate headquarters leases at December 31, 2022 and 2021. Due to the short-term nature of the leases, the Company recognized lease payments as an expense on a straight-line basis over the remaining lease term. For the years ended December 31, 2022 and 2021, expense under the corporate headquarters leases in the aggregate was $16 and $48, respectively.

Lease in Korea:

In May 2019, the Company entered into an operating lease for its new facility in Korea (the “Korea Lease”). The initial lease term was five years with an option to renew for an additional five-year term. The lease commenced on July 2, 2019 and was to expire on July 1, 2024. On April 19, 2022, the Company terminated its Korea Lease effective April 30, 2022, at which time, the Company’s unamortized right-of-use asset and lease liabilities were fully amortized and extinguished with no gain or loss.

The operating lease was subject to a deposit, base rent payments and additional charges for utilities and other common costs. For the years ended December 31, 2022 and 2021, the Company recorded non-cash expense of $8 and $24, respectively, related to the Korea Lease. During the year ended December 31, 2022 and 2021, the Company made cash payments of $11 and $32, for amounts included in the measurement of lease liabilities.

License Agreement with Dong-A ST

On September 14, 2022, the Company and Dong-A, a related party, and greater than 5% shareholder, entered into the 2022 License Agreement, pursuant to which, subject to the conditions set forth therein, the Company ultimately received an exclusive global license (other than in the Republic of Korea) to two proprietary compounds for specified indications. The 2022 License Agreement covers the rights to DA-1241 for treatment of NASH and DA-1726 for treatment of obesity and NASH. Under the 2022 License Agreement, Dong-A will be eligible to receive (i) regulatory milestone payments of up to $178 million for DA-1726 and $138 million for DA-1241, dependent upon the achievement of specific regulatory developments; (ii) commercial-based milestone payments, dependent upon the achievement of specific commercial developments; and (iii) single digit royalties on net sales received by the Company from the commercial sale of products covering DA-1241 or DA-1726. See Note 5, 2022 License Agreement.

As of December 31, 2022, no milestone or royalty payments had been accrued as there were no potential milestones yet considered probable.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

Gemphire Contingent Value Rights Agreement

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

As of the December 31, 2022 and 2021, no milestones had been accrued as there were no potential payments under the CVR Agreement or the CVR Amendment that were yet considered probable.

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

As of December 31, 2022 and 2021, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the license agreement, and as such, no liabilities were recorded related to the Pfizer Agreement.

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

As of the December 31, 2022 and 2021, no Royalty Payments had been accrued as there were no potential milestones yet considered probable.

YourChoice License Agreement

In connection with the 2020 Merger, the Company assumed the license agreement between ANA and Your Choice Therapeutics, Inc. (the “YourChoice Agreement”). Prior to the 2020 Merger, YourChoice Therapeutics, Inc. granted to ANA, during the term of the YourChoice Agreement, an exclusive, worldwide, fee-bearing license derived from the licensed intellectual property throughout the world. The fees due under the YourChoice Agreement include royalty payments of 0.5% of annual worldwide net sales of each Niclosamide Product (as defined in the 2020 Merger Agreement) and milestone payments in the aggregate of $19.5 million. The first milestone payment due is $5 million upon first receipt of Marketing Approval (as defined in the 2020 Merger Agreement) for the FDA for any Nicolsamide Product (as defined by the 2020 Merger Agreement), followed by sales milestones of $1 million, $1.5 million, $4 million, and $8 million if worldwide cumulative net sales of a Nicolsamide Product are equal or greater than $500 million, $1 billion, $3 billion, and $5 billion, respectively. The term of the YourChoice Agreement will expire on the

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

expiration or invalidation of the last of the licensed patents under the YourChoice Agreement. As of December 31 2022 and 2021, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the YourChoice Agreement, and as such, no liabilities were recorded related to the YourChoice Agreement.

Contingencies

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

5. Dong-A License Agreement

On September 14, 2022, the Company and Dong-A entered into the 2022 License Agreement, pursuant to which, the Company received an exclusive global license (except for the territory of the Republic of Korea and certain other jurisdictions) to two proprietary compounds for specified indications upon meeting certain financing milestones. The 2022 License Agreement covers the rights to DA-1241 for treatment of NASH and DA-1726 for treatment of obesity and NASH. The 2022 License Agreement also provides that the Company may develop DA-1241 for the treatment of T2D. Under the terms of the 2022 License Agreement, (i), the Company agreed to pay Dong-A an upfront payment to be settled with 2,200 shares of a new series of preferred stock designated as “Series A Convertible Preferred Stock”, par value $0.001 per share (the “Series A Preferred Stock”), upon completion of a financing (see Note 7 – Stockholder’s Equity). The Series A Preferred Stock issued in connection with the 2022 License Agreement was recorded as IPR&D expense in the amount of $8.2 million based on the fair market value of the Series A Preferred Stock. The 2022 License Agreement did not include any processes or activities constituting a “business” were acquired and since none of the rights underlying the Dong-A License Agreement had alternative future uses or had reached a stage of technological feasibility.

The term of the 2022 License Agreement continues on a product-by-product and country-by country basis until the later of (i) the fifth anniversary of the first commercial sale of such product in such country, (ii) the expiration or termination of the last valid patent claim that covers a product in such country and (iii) the loss of regulatory exclusivity for such product in such jurisdiction. Either Dong-A or the Company may terminate the 2022 License Agreement (i) if the other party is in material breach of the agreement and has not cured or started to cure the breach within 60 days of notice of such breach; provided that if the breach cannot be cured within the 60-day period and the breaching party started to remedy the breach, if such breach is not cured within 90 days of receipt of written notice, (ii) if the other party is subject to a bankruptcy or insolvency event (subject to a 30-day cure period in the case of a petition for bankruptcy), or (iii) in the event the Company had failed to complete the public offering as further described in Note 7 -Stockholders’ Equity by December 31, 2022 (or January 31, 2023 under specified circumstances set forth in the 2022 License Agreement).

None of the milestone or royalty payments under the 2022 License Agreement were triggered as of December 31, 2022.

Shared Services Agreement

On September 14, 2022, in conjunction with the Dong-A License Agreement, the Company entered into a shared services agreement with Dong-A (the “Shared Services Agreement”). The Shared Services Agreement provides that Dong-A may provide technical support, pre-clinical development, and clinical trial support services on terms and conditions acceptable to both parties. In addition, the Shared Services Agreement provides that Dong-A will manufacture all of the Company’s clinical requirements of DA-1241 and DA-1726.

Either party may terminate the Shared Services Agreement for the other party’s material breach that is not cured within 30 days of notice. Dong-A may also terminate the Shared Services Agreement in part on a service-by-service or product-by-product basis upon a breach by the Company which is not cured within 30 days.

As of December 31, 2022, the Company did not incur any research and development expenses under the Shared Services Agreement.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

6. Beijing SL License Agreement

Beijing SL License and Collaboration Agreement

Upon the close of the 2019 Merger, the License and Collaboration Agreement (the “Beijing SL Agreement”) with Beijing SL Pharmaceutical Co., Ltd. (“Beijing SL”)(the “Beijing SL Agreement”) was assumed by the Company, pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, Gemcabene in mainland China, Hong Kong, Macau and Taiwan (each, a “region”, and collectively, the “Territory”). The terms of the Beijing SL Agreement include payments based upon achievement of milestones and royalties on net product sales. Under the Beijing SL Agreement, the Company has variable consideration in the form of milestone payments. As of December 31, 2022, no revenue under the Beijing SL Agreement has been recognized.

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

7. Stockholders’ Equity

Common Stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock when outstanding. The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Common stockholders are entitled to receive dividends at the sole discretion of the board of directors of the Company. There have been no dividends declared on common stock to date as of December 31, 2022. In the event of any liquidation, dissolution, or winding-up of the Company, the holders of common stock shall be entitled to share in the remaining assets of the Company available for distribution post preferential distributions made to holders of the Company’s preferred stock.

Preferred Stock

The rights of the Series A Preferred Stock and Series B Preferred Stock (as defined further below), collectively, the “Preferred Stock”, while outstanding were as follows:

Dividends. Holders of the Preferred Stock were entitled to receive dividends on shares of the Preferred Stock equal (on an as-if-converted-to common-stock basis) to the amount paid on shares of the common stock.

Voting Rights. The Preferred Stock had no voting rights. However, as long as any shares of Preferred Stock were outstanding, the Company could not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or amend its Certificate of Designation, (b) amend other charter documents in any manner that could have adversely affected any rights of the holders, (c) increase the number of authorized shares of Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.  In addition, the Series A Preferred Stock could have voted on any matter that authorized, created and/or issued any funded indebtedness (other than indebtedness already incurred);  sold or transferred, other than in the ordinary course of its business, mortgaged, assigned, pledged, leased, granted a security interest in, or encumbered any of the Company’s assets.

Liquidation. The Preferred Stock while outstanding in the event of a liquidation, dissolution or winding-up of the Company, collectively a “Liquidation”, had the following rights:

Series A Preferred Stock: Upon any Liquidation of the Company, whether voluntary or involuntary, after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of capital stock of the Company ranking senior to the Series A Preferred Stock upon liquidation, but before any distribution or payment out of the assets of the Company shall be made to the holders of any junior

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

securities, including common stock, an amount in cash per share equal to the amount per share in cash payable to the holder if the shares of Series A Preferred Stock were converted immediately prior to the Liquidation into shares of common stock.

Series B Preferred Stock: Upon any Liquidation of the Company, whether voluntary or involuntary, the holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series B Preferred Stock were fully converted (disregarding for such purposes any conversion limitations hereunder) to common stock which amounts shall be paid pari passu with all holders of common stock.

Conversion.

Series A Preferred Stock:

●	Automatic Conversion. On the first Trading Day after the Company obtains the stockholder approval, all outstanding shares of the Series A Preferred Stock would, without any further action by holders and whether or not any certificates representing such shares are surrendered to the Company or the Transfer Agent, automatically be converted into such number of shares of common stock as determined by dividing the stated value of $10,000 per share by the conversion price then in effect (the “Automatic Conversion”). The conversion price upon an Automatic Conversion for the Series A Preferred Stock was equal to $3.00 per share.

●	Special Cash Payout Provisions: Unless and until stockholder approval was obtained, the holder did not have the right to acquire shares of common stock issuable upon conversion of the Series A Preferred Stock, and the Company was not required to issue shares of common stock issuable upon conversion of the Series A Preferred Stock in excess of the Share Cap as defined (the "Conversion Restriction"). Notwithstanding the foregoing, if the Automatic Conversion had not occurred by the nine (9)-month anniversary of the original issuance date, the holder would have been entitled to submit a request to the Company for the conversion of all, but not less than all, of holder's shares of Series A Preferred Stock that were subject to the Conversion Restriction that would have exceeded the Share Cap; provided, that, in lieu of the Conversion Shares that would have otherwise been deliverable upon conversion but for the Conversion Restriction, the Company would have instead delivered to such holder for each share of common stock that would have been so otherwise delivered an amount of cash equal to the volume weighted average price (“VWAP”) per share of common stock on the trading day immediately preceding the date such request is made. If the Company failed to make any required cash payment by the required deadline on any share of Series A Preferred Stock, then the holder thereof would have been entitled to receive cumulative cash dividends on each such share at a rate per annum of 5.00% on the stated value ( "Default Cash Dividends''). Default Cash Dividends, if any, would have accumulated on a daily basis.

Series B Preferred Stock

●	Conversions at Option of Holder. Each share of Series B Preferred Stock was convertible, at any time at the option of the holder thereof, into that number of shares of common stock (subject to certain limitations) determined by dividing the stated value of $3.00 per share by the conversion price in effect. The conversion price for the Series B Preferred Stock was equal $3.00 per share.

Fundamental Transaction. If, at any time while shares of the Preferred Stock were outstanding, the Company, directly or indirectly, in one or more related transactions effected any merger or consolidation of the Company, the holder of the Preferred Stock would have had the right to receive, for each conversion share that would have been issuable upon such conversion immediately prior to the occurrence of such Fundamental Transaction as defined, the number of shares of common stock of the successor or acquiring Company or of the Company, if it is the surviving Company, and any additional consideration (the "Alternate Consideration'') receivable as a result of such Fundamental Transaction by a holder of the number of shares of the common stock for which shares of the Preferred Stock would have been

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

convertible immediately prior to such Fundamental Transaction. If holders of the common stock were given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the holder of the Preferred Stock would have been given the same choice as to the Alternate Consideration it would have received upon any conversion of shares of the Preferred Stock following such Fundamental Transaction.

2022 Private Placement and Public Offering

On September 14, 2022, the Company entered into a Securities Purchase Agreement with Dong-A (the “Dong-A Securities Purchase Agreement”). Pursuant to the Dong-A Securities Purchase Agreement, Dong-A agreed to purchase from the Company shares of its Series A Preferred Stock and warrants to purchase shares of its common stock, equivalent to those to be issued in the Qualified Financing (as hereafter defined), (collectively, the “Dong-A Financing”) concurrent with and contingent upon a qualified financing resulting in gross proceeds of at least $15 million exclusive of the Dong-A Financing (the “Qualified Financing”).

On November 8, 2022, the Company closed on an underwritten public offering (the “2022 Public Offering”) of units with gross proceeds of approximately $17.3 million. The underwritten public offering was comprised of (1) 3,147,003 Class A Units, priced at a public offering price of $3.00 per Class A Unit, with each Class A Unit consisting of one share of common stock, a Series A Warrant (the “Series A Warrants”) to purchase one share of common stock for a purchase price of $3.00 per share that expires on the one year anniversary following the initial exercise date and a Series B Warrant (the “Series B Warrants”) to purchase one share of common stock, for a purchase price of $3.00 per share that expires on the five year anniversary following the initial exercise date, and (2) 2,602,997 Class B Units, priced at a public offering price of $3.00 per Class B Unit, with each Class B Unit consisting of one share of Series B convertible preferred stock (the “Series B Preferred Stock”), convertible into one share of common stock, one Series A Warrant and one Series B Warrant. The Series A Warrants and the Series B Warrants, (collectively, the “ Public Warrants”) were to only be exercisable upon stockholder approval, and each Warrant was to be exchangeable for one share of common stock for no additional consideration.

The 2022 Public Offering met the definition of a Qualified Financing as defined by the Dong-A Securities Purchase Agreement; therefore, on November 8, 2022, the license under the Dong-A License Agreement became effective, and the Company issued to Dong-A 2,200 shares of Series A Preferred Stock. In addition, the Company closed on the Dong-A Financing, and issued an additional 1,500 shares of Series A Preferred Stock, 5,000,000 warrants substantially similar to the Series A Warrants and 5,000,000 warrants substantially similar to the Series B Warrants (the “Dong-A Warrants”). The Company received gross proceeds in the amount of $15.0 million in connection with the Dong-A Financing.

The Series A Preferred Stock was initially classified outside of stockholders’ equity due to a contingent redemption feature if stockholder approval of the Series A Preferred Stock had not been secured within nine months from the date of issuance. Stockholder approval was secured on December 22, 2022, at which time, all of the Series A Preferred Stock was automatically converted into 12,333,333 shares of common stock.

The Series B Convertible Preferred Stock was classified in permanent equity upon issuance as there were no other provisions precluding equity treatment. As of December 31, 2022, all of the 2,602,997 shares of the Series B Preferred Stock had been converted into 2,602,997 shares of common stock.

The public Warrants and the Dong-A Warrants (together, the “2022 Warrants”), upon their issuance were not exercisable unless and until stockholder approval was granted as required under Nasdaq rules. The Company accounts for these warrants as a liability at fair value as certain provisions precluded equity accounting treatment for these instruments.

As the 2022 License Agreement and Dong-A Financing were both contingent and based on the terms of a Qualified Financing, the Company combined these two transactions along with the 2022 Public Offering (collectively, the “2022

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

Transaction”) when allocating gross consideration and issuance costs. The table below lists the aggregate consideration received by the Company in the 2022 Transaction:

	Consideration received	Classification
Dong-A License Agreement	$8,210	Acquired in-process research and development
Dong-A Financing	15,000	Cash
2022 Public Offering	17,250	Cash

Total	$40,460

The consideration received was first allocated to the 2022 Warrants at their fair value on the date of issuance. The remainder of the consideration from the 2022 Transaction was allocated to the Series A Preferred Stock and Series B Preferred Stock (collectively the “Preferred Stock”), and to the common stock based on their relative fair values on the date of issuance. Issuance costs in connection with 2022 Transaction in the amount of $3.6 million were allocated to each instrument based on the amount of consideration allocated to each instrument. Issuance costs attributed to the Warrants in the amount of $2.2 million were recorded as financing expense in the accompanying consolidated statements of operations and comprehensive loss. The remainder of the issuance costs were recorded in additional paid-in capital.

The fair value of the Series A Preferred Stock was probability weighted for stockholder approval to convert to common stock. In the approval scenario, the fair value was calculated using the underlying stock price multiplied by the number of common shares to be issued on conversion as adjusted for a 90% probability factor, a volatility rate of 101%, a discount for a lack of marketability of 11%, a risk free rate of 3.7% and a remaining term of 0.1 years. In the non-approval scenario, the fair value was calculated using the underlying share price as adjusted for a 10% probability factor, a volatility rate of 107%, a risk free rate of 4.6% and a remaining term of 0.8 years. A credit risk factor was also used to discount the future value of the Series A Preferred Stock as applicable. The concluded fair value of the Series A Preferred Stock upon issuance was approximately $3,732 per share.

The fair value of the Series B Preferred Stock was equal to the underlying common stock fair value as the shares were readily convertible at the time of issuance on a one-for-one basis.

The fair value of the 2022 Warrants was determined using a Monte Carlo simulation. However, due to the cashless exercise provision of the 2022 Warrants rendering the exercise price effectively at zero, the calculated price per share of the Warrants was equal to that of a share of common stock prior to taking into account the probability factor of stockholder approval factor at 90%. The concluded fair value of the 2022 Warrants was $24.3 million in the aggregate on their issuance date.

October 2021 Registered Direct Offering

On October 1, 2021, the Company entered into a Securities Purchase Agreement (the “October 2021 Securities Purchase Agreement”) with several institutional investors for the purchase and sale in a registered direct offering of 4,307,693 shares of the Company’s common stock, at a purchase price of $3.25 per share for gross proceeds of approximately $14.0 million (the “October 2021 Registered Offering”).

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

Warrants

The following warrants were outstanding as of December 31, 2022 and 2021:

	Number of Warrants:
Warrant Issuance	December 31, 2022	December 31, 2021	Exercise Price	Expiration Date
March 2017	-	1,315	$7,800.00	March 2022
July 2018	48	48	$5,602.50	July 2028
April 2020	1,252	1,252	$375.00	April 2025
January 2021	83,338	83,338	$180.90	July 2026
October 2021	143,597	143,597	$112.50	April 2025
November 2022 Series A	6,768,837	-	$0.00	December 2023
November 2022 Series B	8,267,170	-	$0.00	December 2027
Total	15,264,242	229,550

The warrants outstanding as of December 31, 2022 are all exercisable. In addition, the 2022 Warrants have a cashless exercise provision whereby one warrant can be exchanged for one share of common stock for no additional consideration, which renders the $3.00 per share exercise price to be $0.00. During the year ended December 31, 2022, 3,981,163 Series A Warrants and 2,482,830 Series B Warrants were exchanged for shares of the Company’s common stock.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

8. Stock-Based Compensation

Stock-based compensation expense was included in general and administrative as follows in the accompanying statements of comprehensive loss:

	Year Ended
	December 31,
	2022	2021
General and administrative	$854	$662

Stock Options

In December 2019, in connection with the 2019 Merger, the Company assumed a previously adopted stock option plan (the “2018 Plan”) and adopted the 2019 Equity Incentive Plan (the “2019 Plan”). In addition, in November 2021, the Company adopted the 2021 Inducement Plan, and in December 2022, the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”). The 2018 Plan, 2019 Plan, 2021 Inducement Plan and 2022 Plan provide for the grant of stock options, restricted stock and other equity awards of the Company's common stock to employees, officers, consultants, and directors. On May 11, 2022, the Company terminated the 2018 Plan. As of the date of termination, there were no outstanding awards under the 2018 Plan.

Evergreen provision

Under the 2022 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than five years commencing on January 1, 2023 and ending on (and including) January 1, 2027, to an amount equal to the lesser of 5% of the common shares outstanding as of January 1, or a lesser amount as determined by the Board.

On January 1, 2022, 35,549 shares were added to the 2019 Plan as a result of the evergreen provision associated with the 2019 Plan. With the adoption of the 2022 Plan, no additional shares may be added to or grants awarded from the 2019 Plan.

As of December 31, 2022, 5,078,721, 33,333 and 15,938 shares were authorized under the 2022 Plan, the 2021 Inducement Plan, and 2019 Plan, respectively, prior to the issuance of any shares under these plans.

Options expire within a period of not more than ten years from the date of grant. During the years ended December 31, 2022 and 2021, 5,995 and 22,555 stock options were granted, respectively, to employees and directors with service conditions. The options granted with service conditions vest over a period between one year and three years.

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

The following table summarizes the Company’s stock option plan activity for the years ended December 31, 2022 and 2021 as follows:

			Weighted‑
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at January 1, 2021	30,676	$108.32	8.5	$—
Granted	22,555	$67.80	—	$—
Exercised	(6,096)	$17.90	—	$364
Forfeited/Cancelled	(14,637)	$57.89	—	$—
Outstanding at December 31, 2021	32,498	$119.72	9.3	$—
Granted	5,995	$17.83	—	$—
Exercised	-	$—	—	$—
Forfeited/Cancelled	(2,000)	$181.20	—	$—
Outstanding at December 31, 2022	36,493	$99.62	8.5	$-
Vested and expected to vest at December 31, 2022	36,493	$99.62	8.5	$-
Options exercisable at December 31, 2022	17,903	$146.70	8.1	$-

The weighted average fair value per share of options granted during the year ended December 31, 2022 and 2021 was $12.43 and $43.55, respectively.

The following table summarizes the Company’s unvested stock options as of and for the year ended December 31, 2022:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Nonvested at January 1, 2022	25,725	$59.09
Granted	5,995	$12.43
Vested	(12,018)	$64.90
Forfeited/Cancelled	(1,112)	$117.26
Nonvested as of December 31, 2022	18,590	$36.81

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

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended
	December 31,
	2022	2021

Expected stock price volatility	80.7-85.2%	79.0-80.4%
Expected life of options (years)	5.5-5.8	5.8
Expected dividend yield	—%	—%
Risk free interest rate	1.72-3.08%	0.93-1.33%

During the years ended December 31, 2022 and 2021, 12,018 and 3,164 stock options vested, respectively. The weighted average fair value per share of options vesting during the years ended December 31, 2022 and 2021 was $64.90 and $163.64, respectively During the years ended December 31, 2022 and 2021, 2,000 and 14,637 stock options were forfeited, respectively. During the year ended December 31, 2021, $364 was recognized in income by option holders as a result of stock option exercises.  As of December 31, 2022, 5,091,500 shares in the aggregate were available for future issuance under the 2022 Plan and the 2021 Inducement Plan.

Unrecognized stock-based compensation cost for the stock options issued under the 2019 Plan, the 2021 Inducement Plan, and the 2022 Plan was $0.5 million as of December 31, 2022. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 0.8 years.

9. Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities if their effect is antidilutive. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, options outstanding under the Company's stock option plan and warrants during the periods that these instruments are outstanding. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

The basic net loss per share calculation includes the 2022 Warrants given that these instruments are exchangeable into common stock for which no additional consideration is required from the holder. The following potential shares of common stock were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Year Ended
	December 31
	2022	2021
Stock options	36,493	32,498
Warrants	228,235	229,550

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

There were no financial instruments measured on a recurring basis as of December 31, 2021.

The fair value of financial instruments measured on a recurring basis as of December 31, 2022 are as follows:

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$10,796	$—	$—	$10,796
Total liabilities at Fair Value	$10,796	$—	$—	$10,796

The fair value of the 2022 Warrants was determined using a Monte Carlo simulation. This valuation technique involves a significant amount of estimation and judgment. In general, the assumptions used in calculating the fair value of the common stock warrant liability represent management’s best estimate, but the estimate involves inherent uncertainties and the application of significant management judgment.

Input assumptions were as follows:

As of
December 31,
2022
Stock Price	$0.72
Exercise Price	—
Risk free interest rate	3.9-4.6%
Volatility	94-103%
Remaining term (years)	1.0-5.0

Due to the cashless exercise provision of the 2022 Warrants rendering the exercise price effectively at zero, the calculated price per share of the 2022 Warrants was equal to that of a share of common stock

The following table provides a roll-forward of the warrant liabilities measured at fair value for the year ended December 31, 2022:

Year Ended
December 31
2022
Balance at beginning of period	$—
Issuance of 2022 warrants	24,295
Change in fair value of warrant liabilities	(7,935)
Reclass of warrant liabilities upon exercise of warrants	(5,564)
Balance at end of period	$10,796

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

11. Income Taxes

The effective tax rate for the years ended December 31, 2022 and 2021 was zero percent. A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	For the Year Ended December 31,
	2022	2021
Income tax (benefit) provision at federal statutory rate	21.0%	21.0%
State income tax, net of federal benefit	7.2	3.5
Valuation allowance	188.6	(26.2)
Research credits	1.2	2.5
Provision to tax return	-	(1.0)
Transaction costs	(3.3)	-
Change in fair value of warrant liabilities	11.9	-
Section 382 limitation adjustment attributes	(225.1)	-
Other	(1.5)	0.2
Effective tax rate	-%	-%

Loss before provision for taxes for the years ended December 31, 2022 and 2021 consisted of the following:

	Year Ended December 31,
	2022	2021

Loss before Income taxes:
Domestic	$(14,559)	$(14,954)
Foreign	592	(330)
	$(13,967)	$(15,284)

The components of income tax provision (benefit) consisted of the following for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

Tax Provision (Benefit):
Current
Domestic	$—	$—
Foreign	—	—
Total current tax provision (benefit)	—	—

Deferred
Domestic	26,183	(3,932)
Foreign	148	(81)
Total deferred tax provision (benefit)	26,331	(4,013)

Change in valuation allowance - Domestic	(26,183)	3,932
Change in valuation allowance - Foreign	(148)	81

Total tax provision (benefit)	$—	$—

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

Significant components of the Company’s deferred tax assets and liabilities are summarized in the tables below as of (in thousands):

	Year Ended December 31,
	2022	2021

Deferred tax assets:
Federal and state operating loss carryforwards	$370	$19,904
Foreign operating loss carryforwards	176	324
Acquired intangibles	3,095	1,683
Stock-based compensation	467	276
Lease liability	-	17
Capitalized R&D Costs	278	7,023
Other	16	44
Research and development credit carryforwards	26	1,483
	4,428	30,754
Valuation allowance - Domestic	(4,252)	(30,410)
Valuation allowance - Foreign	(176)	(324)
Total deferred tax assets, net of valuation allowance	-	20

Deferred tax liabilities:
ROU asset	-	(18)
Other	-	(2)
Net deferred tax assets	$—	$—

As of December 31, 2022 and 2021, the Company had deferred tax assets of approximately $4.4 million and $30.8 million, respectively. Realization of the deferred tax assets is primarily dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has had significant pre-tax losses since its inception. The Company has not yet generated revenues and faces significant challenges to becoming profitable. Accordingly, the deferred tax assets have been fully offset by a valuation allowance of $4.4 million and $30.8 million as of December 31, 2022 and 2021, respectively. U.S. deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability or another source of income.

As of December 31, 2022 and 2021, the Company’s federal net operating loss carryforwards were approximately $1.5 million and $81.8 million, respectively. The Company had federal research credit carryforwards as of December 31, 2022 and 2021 of approximately $24 thousand and $1.0 million, respectively. The Federal net operating losses were incurred after December 31, 2017 and therefore, will not expire. As of December 31, 2022 and 2021, the Company had state net operating loss carryforwards of approximately $65 thousand and $42.6 million, respectively. The Company had state research credit carryforwards of $2 thousand and $0.6 million as of December 31, 2022 and 2021, respectively. The state net operating loss carryforwards and state research credit carryforwards will begin to expire in 2043, if not utilized. Lastly, the Company had foreign net operating loss carryforwards of approximately $0.7 million and $1.3 million as of December 31, 2022 and 2021, respectively. The foreign net operating loss carryforwards will begin to expire in 2028.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more “5-percent shareholders” increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month testing period, or beginning the day after the most recent ownership change, if shorter. The annual limitation may result in the expiration of net operating losses and credits before utilization. As a result of the public stock offering and private placement offering during the fourth quarter of 2022, a Section 382 ownership change occurred with an annual limitation of $0. Because of the 2022 ownership change and corresponding limitation, approximately $99.0 million and $48.5 million of federal and state net operating loss carryforwards, respectively, were written off, with a corresponding offset to the Company's full valuation allowance. Additionally, approximately $1.2 million and $0.6 million of federal and

NeuroBo Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements – continued

(Dollar Amounts in Thousands, Except Per Share Amounts)

state research credit carryforwards, respectively, were written off, with a corresponding offset to the Company's full valuation allowance.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2022 and 2021, and as such, no interest or penalties were recorded to income tax expense.

The Company’s corporate returns are subject to examination beginning with the 2018 tax year for federal and state jurisdictions, and beginning with the 2019 tax year for one foreign jurisdiction.

12. Related Party Transactions

Agreements with Dong-A

On September 28, 2018, NeuroBo entered into a five year manufacturing and supply agreement with Dong-A, a greater than 5% shareholder, for the manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials (the “Manufacturing Agreement”). There were no manufacturing related costs under the Manufacturing Agreement for the years ended December 31, 2022 or 2021.

The Manufacturing Agreement will automatically terminate in the event that the license agreement with Dong-A is terminated for any reason. In addition, each of Dong-A and NeuroBo may terminate the Manufacturing Agreement (1) upon the material breach by the other party, if the breach is not cured within a specified number of days after receiving notice from the terminating party, or if the breach cannot reasonably be cured within such period and the breaching party has not started to remedy the breach within such period and diligently endeavored to cure the breach within a reasonable time thereafter, or (2) in the event that (i) the other party is the subject of a petition for bankruptcy, reorganization, or arrangement and the same is not dismissed within thirty days thereof, (ii) a receiver or trustee is appointed for all or a substantial portion of the assets of the other party, or (iii) the other party makes an assignment for the benefit of its creditors.

On June 7, 2020, the Company entered into a manufacturing and supply agreement (the “Manufacturing and Supply Agreement”) with Dong-A for the manufacturing and supply of NB-02 drug product and placebo for the purpose of research and development of NB-02, including but not limited to, the use in the first NB-02 human clinical trial to be conducted by the Company. Under the terms of the Manufacturing and Supply Agreement, upon receipt of a purchase order from the Company no later than 270 days prior to the requested delivery date, Dong-A has agreed to produce for the Company tablets of the NB-02 drug substance and placebos at a specified supply price. The Company is obligated to manufacture, or have manufactured, and supply to Dong-A the active pharmaceutical ingredients which are necessary to manufacture the NB-02 drug product. The Manufacturing and Supply Agreement has a five year term, subject to earlier termination under certain circumstances.

13. Defined Contribution Plan

The Company adopted a 401(k) defined contribution plan in November 2018, effective as of January 1, 2019, for all employees over age 21. Employees can defer up to 90% of their compensation through payroll withholdings into the plan subject to federal law limits. Discretionary employer matches vest over a six-year period beginning on the second anniversary of an employee’s date of hire. Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. No matching contributions were made during the years ended December 31, 2022 and 2021.

14. Subsequent Events

Since December 31, 2022, 345,333 Series A Warrants and 1,395,333 Series B Warrants were exchanged for shares of the Company’s common stock.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report for the Company. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report, as a result of material weaknesses in our internal control over financial reporting, which is discussed further below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. The scope of management’s assessment regarding the Company’s internal control over financial reporting includes the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of The Treadway Commission. As a result of material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022.

In connection with the preparation of the audited financial statements included elsewhere in this report, management has identified a material weakness resulting from a lack of segregation of duties over cash disbursements and financial reporting, a material weakness related to logical access over computer applications, and a material weakness due to lack of supervision and review over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, there was a lack of segregation of duties involved in the execution of wire transfers, preparing journal entries, and review over clinical trial accruals, and certain individuals in the accounting department have administrative access to the financial reporting systems. See “Remediation Efforts to Address the Material Weaknesses” below for steps we are taking to correct these material weaknesses.

Remediation Efforts to Address the Material Weaknesses

We are in the process of remediating, but have not yet remediated, the material weaknesses related to lack of segregation of duties, logical access and lack of supervision and review over financial reporting as described above. Under the oversight of the audit committee, management is developing a detailed plan and timetable for the implementation of appropriate remedial measures to address the material weaknesses. As of the date of this report, we are taking or intend to take the following actions:

•	we will enhance the controls over disbursements, separating the functions of initiating and approving to two separate individuals;
•	we will implement enhanced controls relative to the review and oversight of the accounting for review of journal entries, cash disbursements and financial reporting.
•	we will restrict administrator rights to only those individuals who require access.

Management may decide to take additional measures to remediate these material weaknesses as necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation activities listed above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

On March 29, 2023, Dr. Richard Kang provided notice of his resignation from the Board of Directors of the Company, effective immediately due to time constraints related to his other positions. Dr. Kang’s resignation was not the result of any disagreement with the Company regarding the Company’s operations, policies or practices.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Board is divided into three classes. Members of each class serve staggered three-year terms. The terms of office of directors in Class I, Class II and Class III expire at the annual meetings of stockholders to be held in 2023, 2024 and 2025, respectively. The following table provides information as to each person who is, as of the filing hereof, a director and/or executive officer of the Company.

Name	Position(s)	Age
Andrew Koven	Class II Director and Chair of the Board	65
Hyung Heon Kim	Class II Director	47
Jason L. Groves	Class II Director	52
Na Yeon (Irene) Kim	Class I Director	47
D. Gordon Strickland	Class I Director	76
Michael Salsbury	Class III Director	73
Joseph Hooker	Interim Chief Executive Officer and President	70

Business Experience and Background of Directors and Executive Officer

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

Mr. Jason L. Groves, Esq. has served a member of our Board since December 2019. Since July 2022, he has served as the Chief Legal Officer and Corporate Secretary of Medifast, Inc. (NYSE: MED), a publicly held leading manufacturer and distributor of clinically-proven, healthy-living products and programs.  After joining Medifast in 2009, Mr. Groves has held several executive management positions, most recently serving as Executive Vice President and General Counsel of Medifast, Inc. from 2011 to July 2022. Mr. Groves was a Medifast, Inc. director from 2009 to 2015, serving on the Audit Committee from 2009 to 2011. Prior to joining Medifast, Mr. Groves was Assistant Vice President of Government Affairs for Verizon Maryland, where he was responsible for the company’s legislative policy and government affairs. A United States Army veteran, Mr. Groves was a direct-commissioned Judge Advocate in the United States Army Judge Advocate General’s (JAG) Corps. As a JAG officer, he practiced law and had the distinction of prosecuting criminal cases in the District Court of Maryland as a Special Assistant United States Attorney. Over the course of three years, he received two Army Achievement Medals and one Army Commendation Medal.  Mr. Groves completed nine years with the Anne Arundel Medical Center Board of Trustees, chairing their international captive insurance company board for eight years. Mr. Groves received his Bachelor of Science degree, cum laude, in Hospitality Management from Bethune-Cookman University, and obtained his Juris Doctor from North Carolina Central University School of Law. Our Board believes that Mr. Grove’s experience serving as an independent director, audit committee member, and chief legal officer of a large public corporation while assisting with the initial international introduction of such corporation’s products qualify him to serve as a director.

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

Mr. D. Gordon Strickland- has served a member of our Board since January 2022. He served as Chairman of Ampex Corporation, a publicly traded technology company, from March 2012 until June 2019. He also served as Ampex’s Chief Executive Officer from February 2007 to March 2012. Prior to Ampex, he served as President and Chief Executive Officer of Cardiff Holdings, a privately held producer of credit, debit, loyalty and other cards by Brookside

Equity Partners from March 2012 to August 2013. Prior to Cardiff Holdings, Mr. Strickland was the chairman of Medical Resources, a public operator of diagnostic imaging centers. Mr. Strickland was also president and CEO of MCSi, Inc, a technical integrator of audio visual products, from March 2003 until March 2004. Prior to MCSi, Mr. Strickland was the president and CEO of Capitol Wire, Inc, an internet based news and information service provider from September 1999 until August 2002 and had leadership roles with Kerr Group, a manufacturer of glass containers and plastic packaging, from June 1986 until August 1997, including serving as the president and CEO, and as Senior Vice President, Finance and Chief Financial Officer. Mr. Strickland has over 35 years of experience as a senior executive and board member with public and private companies. Mr. Strickland received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A from Yale University. Our Board believes that Mr. Strickland’s experience serving as Chairman and Chief Executive Officer of a publicly traded company, Ampex, qualifies him to serve as a director.

Mr. Michael Salsbury has served a member of our Board since December 2019. He has served as Counsel to Current Health Inc., a provider of remote care management products and services, since May 2021. Current Health was acquired by Best Buy Co., Inc. (BBY) in November 2021. From September 2017 to May 2022, Mr. Salsbury has served as Counsel to Verisma Systems, Inc., a provider of cloud-based automated disclosure management systems; and from February 2013 to July 2017, he served as Secretary and General Counsel to Best Doctors, Inc., a provider of expert medical opinions. Best Doctors was acquired by Teladoc Health, Inc. (TDOC) in July 2017. Mr. Salsbury has more than 25 years’ experience as a senior executive with public and private companies and private law practice. Mr. Salsbury received a J.D. and M.B.A. from University of Virginia and a B.A. from Dartmouth College. Our Board believes that Mr. Salsbury’s legal expertise and his experience serving as general counsel and secretary of a Fortune 100 corporation qualifies him to serve as a director.

Mr. Joseph Hooker has served as our Interim Chief Executive Officer and President since January 2023. Prior to joining NeuroBo, Mr. Hooker was an independent consultant and advised on an ad hoc basis for leading management consultancies and various pharmaceutical companies with respect to clinical trials, CROs and program management. From May 2019 through October 2020, Mr. Hooker was Sr. Director of Clinical Operations/Program Leader Rare Disease, Oncology for X4 Pharmaceuticals, Inc., where he led a cross functional global program team pre-clinical through development and commercialization including strategic planning, oversight, execution of clinical operations and the management of staff. From March 2018 to March 2019, Mr. Hooker served as Director, Program Leadership at Biogen, where he led programs and clinical development for gene therapy, ALS, ophthalmology, rare orphan disease and CNS. From September 2017 through February 2018 he served as Senior Director, Clinical Operations at Pierian Bioscience, where he built, developed and led clinical operations for an oncology device program. He also served as chief operating officer of MedAvante-ProPhase from March 2017 to August 2017. Mr. Hooker served as Head, Clinical Operations for Sandoz Biopharmaceuticals, division of Novartis, from February 2014 to May 2015. Mr. Hooker began his pharmaceutical career as Senior Clinical Trial Manager and project leader at DuPont-Merck Pharmaceuticals, and also served at various times in clinical trial management roles at Shire Pharmaceuticals, Cephalon Pharmaceuticals, Quintiles and Novo Nordisk. Mr. Hooker received a BA from Rutgers University and an MBA from Rider University.

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

Audit Committee

Our Board has established an audit committee, which is comprised of Mr. Strickland, Mr. Koven and Mr. Groves, with Mr. Strickland serving as chair of the committee. Each member of our audit committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations and is financially literate. In addition, our Board has determined that Mr. Strickland qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act based on his serving as chief executive officer of multiple companies as described above. This designation does not impose on either of them any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our Board.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who beneficially own more than 10% of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on the Company's review of such filed forms and representations from our directors and executive officers that no other forms were required, to our knowledge, other than a Form 4 filed by D. Gordon Strickland on February 2, 2022, which was filed two days after the required filing date, all of the Company's Directors and executive officers, and other persons who owned more than 10% of the Company's outstanding common stock, fully complied with the reporting requirements of Section 16(a) during fiscal year 2022.

ITEM 11.EXECUTIVE COMPENSATION

Executive Officer Compensation

The following tables and accompanying narrative disclosure discuss the compensation awarded to, earned by, or paid to:

•	Dr. Ben Gil Price, our former President, and Chief Executive Officer

Dr. Price was our sole executive officer for the year ended December 31, 2022.

Summary Compensation Table for 2022

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our named executive officer during the fiscal years ended December 31, 2022 and 2021.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($) (4)	BONUS ($)	OPTION AWARDS ($)(1)	TOTAL ($)
Gil Price (2)	2022	400,000	100,000	—	500,000
Former President, and Chief Executive Officer	2021	66,154	—	854,122	920,276

(1)	Reflects the aggregate grant date fair value of options granted during the fiscal year ended December 31, 2021, as computed in accordance with ASC 718. The assumptions applicable to the determination of grant date fair value of the stock options granted to Dr. Price in 2022 can be found in Note 8 of the Notes to Consolidated Financial Statements – Stock-Based Compensation in this Annual Report on Form 10-K.
(2)	Dr. Price was appointed as our President and Chief Executive Officer effective November 15, 2021. Dr. Price resigned as our Chief Executive Officer effective January 12, 2023.

Narrative Disclosure to Summary Compensation Table

Agreements with Our Named Executive Officer

We have entered into written agreements with our named executive officer.

On November 3, 2021, the Company and Dr. Price entered into an employment agreement (the “Price Employment Agreement”). The Price Employment Agreement has an initial term (the “Initial Term”) of one year beginning on

November 3, 2021 and automatically renews for an additional one year period at the end of the Initial Term a (a “Renewal Term”) provided that at least 60 days prior to the expiration of the Initial Term or any Renewal Term the Board does not notify Dr. Price of its intention not to renew. Dr. Price resigned from the Company effective January 12, 2023.

In connection with Dr. Price’s departure, on January 16, 2023, the Company and Dr. Price entered into a Separation and Release Agreement (the “Separation Agreement”). Pursuant to the terms and conditions of the Separation Agreement, in exchange for granting and not revoking a release agreement, Dr. Price will be entitled to receive from the Company (i) severance pay in an amount equal to $100,000, payable in substantially equal installments in accordance with the Company’s payroll practice over three months, beginning on the first payroll date after Dr. Price’s release of the Company becomes effective and irrevocable and (ii) an amount equal to $100,000 as Dr. Price’s annual bonus for 2022, payable on the first payroll date after Dr. Price’s release of the Company becomes effective and irrevocable.

Pursuant to the terms of the Employment Agreement, and as approved by the independent members of the Board on November 3, 2021, Dr. Price was granted, effective as of his first day of full-time employment with the Company (the “Grant Date”), a non-qualified stock option to purchase 20,555 shares of the Company’s common stock pursuant to the terms of a stock option award agreement (the “New Hire Option”) under the Inducement Plan as an inducement material to Dr. Price becoming an employee of the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The New Hire Option has a ten-year term and vests as to 8,888 of the shares underlying the stock option on the first anniversary of the Grant Date and as to the remaining 11,667 of the shares on the second anniversary of the Grant Date. The New Hire Option granted to Dr. Price has an exercise price per share equal to the closing price of the Company’s common stock on the Grant Date.

Outstanding Equity Awards at Fiscal Year-End 2022

The following table sets forth information regarding outstanding stock options held by our executive officer as of December 31, 2022:

NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Dr. Gil Price	8,888	11,667 (2)	61.20	November 3, 2031

(1) All of the outstanding stock option awards were granted under the NeuroBo 2021 Inducement Plan.

(2) Subject to continued service: options were to vest on the second anniversary of the vesting commencement date.

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

The following table provides compensation information for the fiscal year ended December 31, 2022 for each member of our Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (5)	Total ($)

Ms. Na Yeon (Irene) Kim	45,784	6,663	52,447
Jason Groves	134,131	6,663	140,794
Michael Salsbury	136,989	6,663	143,652
Andrew Koven	200,267	6,663	206,930
D. Gordon Strickland (1)(4)	123,539	34,574	158,113
Richard Kang (2)	38,556	6,663	45,219
Hyung Heon Kim	54,217	6,663	60,880
Douglas Swirsky (3)	3,611	—	3,611

(1) Mr. Strickland was appointed to the Board effective January 27, 2022

(2) Dr. Kang resigned from the Board effective March 29, 2023.

(3) Mr. Swirsky resigned from the Board effective January 14, 2022

(4) Mr. Strickland was granted an option to purchase 1,333 shares at an exercise price of $30.60 in January 2022. Each option vests, subject to continuing service, in 36 monthly installments beginning February 28, 2022. The amount reported reflects the aggregate grant date fair value of the option granted to Mr. Strickland during the fiscal year ended December 31, 2022, as computed in accordance with ASC 718.

(5) All current board members were granted an option to purchase 666 shares at an exercise price of $14.18 per share in June 2022. Each option vests, subject to continuing service in June 2023. The amount reported reflects the aggregate grant date fair value of the options granted during the fiscal year ended December 31, 2022, as computed in accordance with ASC 718.

(6) As of December 31, 2022, Ms. Kim, Mr. Groves, Mr. Salsbury and Mr. Koven have 2,666 options outstanding, Mr. Strickland has 1,999 options outstanding, and Mr. Kim and Dr. Kang have 666 options outstanding.

In January 2022, the compensation committee recommended and our Board approved the Company’s Amended and Restated Non-Employee Director Compensation Policy (the “Amended Non-Employee Director Compensation Policy”). Under the Amended Non-Employee Director Compensation Policy, all of our non-employee directors receive an annual cash retainer of $40,000 for Board service except for the Chair of the Board who will receive an annual cash retainer of $75,000. A lead independent director, if applicable, would receive a total of $60,000. In addition, directors receive an additional cash retainer for serving as a committee chair or member as follows:

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Committee Chair	$18,000	$12,000	$8,000
Committee Member (other than the Chair)	9,000	6,000	4,000

In addition, non-employee directors are entitled to an initial grant for a nonstatutory stock option to acquire 1,333 shares of the Company’s common stock pursuant to the terms and conditions of the Company’s 2022 Equity Incentive Plan (the “Plan”), which will vest in a series of three successive equal annual installments over the three-year period measured from the date of grant, subject to the director’s service to the Company through each applicable vesting date. In accordance with the Amended Non-Employee Director Compensation Policy, each non-employee director will also be eligible to be granted, immediately following the Company’s annual meeting of stockholders, a nonstatutory stock option to purchase 666 shares of Company common stock (the “Annual Grant”). Each Annual Grant will vest upon the earlier of the one (1) year anniversary of the grant date or the day prior to the Company’s next annual meeting occurring after the grant date, subject to such non-employee director’s service to the Company through the vesting date. Vesting will be accelerated upon a Corporate Transaction (as defined in the Plan) The nonstatutory stock options are subject to the terms and conditions of the Plan and its related agreements. Additionally, pursuant to the Restated Non-Employee Director Compensation Policy, non-employee directors may elect to receive a restricted stock unit award in lieu of the cash compensation payable.

Under the Company’s prior Non-Employee Director Compensation Policy, which was in effect prior to the amendment, director compensation was as follows:

●	Annual cash compensation of $20,000 per year;
●	$20,000 per year for service on a committee, irrespective of the number of committees;
●	$35,000 additional per year of service for the Chair of the Board;
●	$20,000 additional per year for service for each of the Chair of the Nomination Committee and the Compensation Committee; and
●	$40,000 per year additional for service for each of the Chair of the Audit Committee; and
●	Option to purchase 2,000 shares, vested monthly over 36 months upon election as a director;

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

The following table sets forth information regarding beneficial ownership of our common stock, as of March 25, 2023 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 27,176,685 shares of common stock outstanding as of March 25, 2023. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of March 25, 2023. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

	SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER	NUMBER	PERCENT
Greater than 5% stockholders
Dong-A ST Co., Ltd. (1)	12,429,353	45.7%
Directors and Named Executive Officers
Andrew Koven, Chair of the Board of Directors (3)	1,111	*
Na Yeon (Irene) Kim, Director (2)(3)	204,013	*
Jason Groves, Director (3)	2,000	*
Michael Salsbury, Director (3)	2,000	*
Hyung Heon Kim, Director	—	—
Richard Kang, Former Director	—	—
D. Gordon Strickland, Director (3)	592	*
Joseph Hooker, Interim Chief Executive Officer and President	—	—
Gil Price, Former President and Chief Executive Officer	8,888	—
All current executive officers and directors as a group (7 persons)	218,604	*

*    Represents beneficial ownership of less than one percent.

(1)	Based solely on the Company's review of a filing made on an amendment to Schedule 13D on December 30, 2022 with the SEC. Dong-A ST Co., Ltd. is a South Korean corporation. The address of Dong-A ST Co., Ltd. Is 64, Cheonho-daero, Dongdaemun-gu, Seoul, Republic of Korea.
(2)	Based solely on the Company’s review of a filing made on an amendment to Schedule 13D on July 25, 2022 with the SEC. The amendment to the Schedule 13D was filed by The E&Healthcare Investment Fund II (“Fund II”), The E&Healthcare Investment Fund No. 6 (“Fund 6”), The E&Healthcare Investment Fund No. 7 (“Fund 7”), E&Investment, Inc. (“GP”), and Na Yeon Kim. Fund II beneficially owns 96,351 shares of common stock, Fund 6 beneficially owns 37,373 shares of common stock, Fund 7 beneficially owns 62,159 shares of common stock and GP, as the general partner of each of Fund II, Fund 6 and Fund 7, owns 1,459 shares of common stock and may be deemed to beneficially own 200,554 shares of common stock. Ms. Kim has been granted stock options to purchase up to 2,000 shares of common stock in respect of her service on the Board, all of which are exercisable of March 25, 2023. Ms. Kim, as the Chief Executive Officer of GP, may be deemed to hold shared voting and dispositive power over a total of 204,013 shares of Common Stock. The business address of Ms. Kim and the address of the principal office of the person and entities noted in this footnote is 16th floor, Yeoksam I-Tower, 326, Teheran-ro, Gangnam-gu, Seoul, Republic of Korea 06211.
(3)	Represents shares underlying outstanding stock options that are vested or will become vested within 60 days of March 25, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2022 with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)(c)
Equity compensation plans approved by security holders	15,938	149.16	5,078,721	(1)(2)
Equity compensation plans not approved by security holders	20,555	61.20	12,778	(3)

Total	36,493	99.62	5,091,500
(1)	The number of shares of common stock remaining available for future issuance represent shares available for issuance under the 2022 Plan.
(2)	The 2022 Plan provides that the number of shares that may be issued under the 2022 Plan shall be increased on the first day of each fiscal year by an amount equal to the lesser of (i) 5% of the number of outstanding shares of Common Stock on such date and (ii) an amount determined by the Administrator.
(3)	Our only equity compensation plan not approved by our security holders is our 2021 Inducement Plan. A total of 33,333 shares of common stock of the Company have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in the Company’s common stock or capital structure. The Inducement Plan was approved by the Compensation Committee without stockholder approval pursuant to Nasdaq Stock Market Listing Rule 5635(c)(4), and is to be utilized exclusively for the grant of stock awards to individuals who were not previously an employee or non-employee director of the Company (or following a bona fide period of non-employment with the Company) as an inducement material to such individual’s entry into employment with the Company, within the meaning of Nasdaq Listing Rule 5635(c)(4). The Inducement Plan is administered by the Board. Stock awards under the Inducement Plan may only be granted by: (i) the Compensation Committee or (ii) another committee of the Board composed solely of at least two members of the Board who meet the requirements for independence under the Nasdaq Stock Market Listing Rules (the foregoing subsections (i) and (ii) are collectively referred to as the “Committee”). Under the 2021 Inducement Plan, the Committee may choose to grant (i) nonstatutory stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock unit awards, (v) performance stock awards, (vi) performance cash awards, and (vii) other stock awards to eligible recipients, with each grant to be evidenced by an award agreement setting forth the terms and conditions of the grant as determined by the Committee in accordance with the terms of the Inducement Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The following includes a summary of transactions since January 1, 2021 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Recent Transactions with Dong-A ST Co., Ltd.

License Agreement

On September 14, 2022, we entered into a License Agreement with Dong-A pursuant to which, subject to the conditions set forth therein, we would receive an exclusive global license (other than in the Republic of Korea) to two proprietary compounds for specified indications (the “2022 License Agreement”). The 2022 License Agreement covers the rights to a compound referred to as DA-1241 for treatment of NASH and a compound referred to as DA-1726 for treatment of obesity and NASH. We may also develop DA-1241 for the treatment of T2D. The 2022 License Agreement became effective on November 8, 2022. As of March 24, 2023, Dong-A ST was the beneficial owner of more than 5% of our capital stock.

Under the terms of the 2022 License Agreement, Dong-A (i) received an upfront payment of 2,200 shares of Series A Preferred Stock under the terms of the Securities Purchase Agreement (as defined below); (ii) is eligible to receive single digit royalties on net sales received by us from the commercial sale of products covering DA-1241 or DA-1726; (iii) is eligible to receive commercial-based milestone payments, dependent upon the achievement of specific commercial developments; and (iv) is eligible to receive regulatory milestone payments of up to $178 million for DA-1726 and $138 million for DA-1241, dependent upon the achievement of specific regulatory developments.

Securities Purchase Agreement

On September 14, 2022, in connection with the 2022 License Agreement, we entered into the Securities Purchase Agreement with Dong-A. Pursuant to the Securities Purchase Agreement, upon the consummation of the 2022 License Agreement and a Qualified Financing (as defined in the Securities Purchase Agreement), which occurred on November 8, 2022, (i) Dong-A received the Upfront License Payment and (ii) Dong-A purchased 1,500 shares of Series A Preferred Stock and the Dong-A Warrants.

On December 22, 2022, our stockholders approved the conversion of the Series A Preferred Stock and the exercise of the Dong-A Warrants and all of the Series A Preferred Stock converted into 12,333,333 shares of our common stock.

Shared Services Agreement

On September 14, 2022, in connection with the 2022 License Agreement, we and Dong-A entered into the Shared Services Agreement. The Shared Services Agreement provides that Dong-A will provide technical support, pre-clinical development, and clinical trials support services in exchange for payment to Dong-A as set forth therein. In addition, the Shared Services Agreement provides that Dong-A will manufacture all of our clinical requirements of DA-1241 and DA-1726 under the terms provided in the Shared Services Agreement.

 Either party may terminate the Shared Services Agreement for the other party’s material breach that is not cured within 30 days of notice. Dong-A may also terminate the Shared Services Agreement in part on a service-by-service or product-by-product basis upon a breach by us which is not cured within 30 days.

Registration Rights Agreement

In connection with the Securities Purchase Agreement, on September 14, 2022, we entered into a registration rights agreement with Dong-A and the other selling stockholders (the “Registration Rights Agreement”). The Registration Rights Agreement provides Dong-A with demand and piggyback registration rights, including the right to two long-form registration statements. In addition, we agreed to file, within 30 days following the stockholder approval of the conversion of the Series A Preferred Stock (“Stockholder Approval”), which occurred on December 22, 2022, a registration statement to (i) register the shares of common stock issuable upon the conversion of the Series A Preferred Stock; (ii) shares of our common stock issuable upon the exercise of the warrants; and (iii) any other common stock held by the parties to the Registration Rights Agreement (the “Registrable Securities”); and to use commercially reasonable efforts to cause each registration statement to be declared effective under the Securities Act of 1933, as amended (the

“Securities Act”), as promptly as possible after the filing thereof, but in any event no later than the 60th day after Stockholder Approval (or in case the SEC reviews the registration statement, the 90th date after Stockholder Approval); provided that if we are notified that the registration statement is not being reviewed or is no longer subject to comment, we are required to make the registration statement effective by the fourth trading day after such date. We agreed to use our commercially reasonable efforts to keep such registration statement continuously effective under the Securities Act until the date that all Registrable Securities covered by such registration statement have been sold or are otherwise able to be sold pursuant to Rule 144.

Investor Rights Agreement

On September 14, 2022, we entered into an investor rights agreement with Dong-A (the “Investor Rights Agreement”) pursuant to which, following the conversion of the Series A Preferred Stock into common stock, Dong-A will have the right, subject to the terms thereof, to designate for appointment to our Board that number of directors commensurate with Dong-A’s and its affiliates’ beneficial ownership of our common stock, with the number of directors that Dong-A is entitled to designate rounded up to the nearest whole number (the “DA Designees”). To the extent necessary to permit the designation of the DA Designees, the size of our Board of Directors shall be increased to that number of directors that would permit Dong-A to designate a number of directors to fill the vacancies created thereby that is commensurate with Dong-A’s and its affiliates’ collective beneficial ownership of the common stock outstanding at such time (taking into account any DA Designees already serving on our Board of Directors at such time). The compensation (including equity-based compensation) and rights to indemnity of, and reimbursement of expenses incurred by, the DA Designees that are members of our Board will be the same as those provided to other non-employee directors generally. When evaluating a prospective DA Designee for membership on our Board, our Board and the Nominating and Corporate Governance Committee shall apply the same review processes and standards as each of them, respectively, applies to other prospective non-employee directors generally.

In addition, the Investor Rights Agreement provides for a customary standstill for nine months following the conversion of the Series A Preferred Stock to common stock. Furthermore, for so long as Dong-A has the right to designate any DA Designee to our Board of Directors, Dong-A will vote their shares of our common stock in favor of any Company Director (as defined in the Investor Rights Agreement) or any nominee designated by the Nominating and Corporate Governance Committee of the Board and against the removal of any Director, in each case, at any meeting of the stockholders.

Manufacturing Agreement with Dong-A ST

On September 28, 2018, our predecessor entered into a five year manufacturing and supply agreement with Dong-A ST for manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials (the “Manufacturing Agreement”). Under the terms of the Manufacturing Agreement, Dong-A ST has agreed to produce for NeuroBo a specified number of tablets of the NB-01 drug substance and placebos at a supply price to be determined at the time of each individual order. In addition, prices were set for stability testing of the NB-01 drug substance and placebo. The Company incurred no such expenses for the years ended December 31, 2022 and 2021.

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

Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board affirmatively determined that Na Yeon (Irene) Kim, Jason Groves, Michael Salsbury, Andrew Koven Hyung Heon Kim, D. Gordon Strickland and Douglas Swirsky, who was a member of the board through January 2022, are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. The Board determined that Richard Kang, our former Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Treasurer, who served as a director until his resignation on March 29, 2023, was not independent. In making this determination, our Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances that our Board deemed relevant in determining each non-employee director’s independence, including the participation by our non-employee directors, or their affiliates, in certain financing transactions by the Company and the beneficial ownership of our common stock by each non-employee director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Service Fees Paid to the Independent Registered Public Accounting Firms

The Audit Committee has considered the scope and fee arrangements for all services provided by BDO USA, LLP, taking into account whether the provision of non-audit-related services is compatible with maintaining BDO USA, LLP independence. The following table presents fees for professional audit services rendered by BDO USA, LLP for the audit of the annual financial statements for the years ended December 31, 2022 and 2021.

FEE CATEGORY	FISCAL YEAR 2022	FISCAL YEAR 2021
Audit fees	$571,037	$343,034
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total fees	$571,037	$343,034

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

3. The exhibits to this Annual Report are as follows:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1

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

3.4

Certificate of Amendment (Reverse Stock Split) to the Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 12, 2022).

3.5	Second Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020).

3.6	Amendment to Second Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 4, 2022).

3.7

Certificate of Designation of Preferences, Rights and Limitations, filed with the Delaware Secretary of State on November 4, 2022, with respect to the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2022).

3.8

Certificate of Designation of Preferences, Rights and Limitations, filed with the Delaware Secretary of State on November 4, 2022, with respect to the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2022).

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

4.4	Form of Placement Agent’s Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2020).

4.5	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2021).

4.6	Form of Warrant to Purchase shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2021).

4.7	Form of Series A Warrant to purchase shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2022).

4.8	Form of Series B Warrant to purchase shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2022)

4.9

Warrant Agency Agreement, dated as of November 8, 2022, by and between the Registrant and American Stock Transfer and Trust Company LLC (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2022).

4.10	Form of Dong-A Series A Warrant to purchase shares of common stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2022)

4.11		Form of Dong-A Series B Warrant to purchase shares of common stock (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2022)

4.12		Description of Securities , filed herewith

10.1	#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, filed on April 18, 2016).

10.9	+

Amended and Restated License Agreement, effective as of August 2, 2018, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2018).

10.10	#	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2019).

10.11	+++

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

10.13	+++

Manufacturing and Supply Agreement, dated as of September 28, 2018, between Dong-A ST Co., Lt. and the Registrant (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-4, filed on September 3, 2019).

10.14

Lease Agreement, dated as of May 2, 2019, by and between Gyeonggi Urban Innovation Corporation and NeuroBo Co., Ltd. (incorporated by reference to Exhibit 10.40 to the Registrant's Registration Statement on Form S-4, filed on September 3, 2019).

10.15	+++

License Agreement, dated as of January 18, 2018, as amended on April 18, 2018 and July 24, 2019, by and between Dong-A ST Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-4, filed on September 3, 2019).

10.16	+++

Acquisition Agreement, dated January 18, 2018, as amended on April 18, 2018 and July 24, 2019, by and between Dong-A ST Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-4, filed on September 3, 2019).

10.17	++

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

10.19	#	Form of Incentive Stock Option Agreement for 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020).

10.20	#	Form of Restricted Stock Agreement for 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020).

10.21	#	Form of Non-Qualified Stock Option Agreement for 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020).

10.22		Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 15, 2020).

10.23

Manufacturing and Supply Agreement (NB-02 formerly DA-9803), dated as of June 7, 2020, by and between Dong-A ST Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 11, 2020).

10.24		Form of Support Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2021).

10.25		Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2021).

10.26

Form of Securities Purchase Agreement, dated as of October 1, 2021, by and among NeuroBo Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2021).

10.27	#	NeuroBo Pharmaceuticals, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.28	#

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the NeuroBo Pharmaceuticals, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.29	#

Employment Agreement entered into on November 3, 2021 by and between NeuroBo Pharmaceuticals, Inc. and Ben Gil Price (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

10.30	#

Amended and Restated Non-Employee Director Compensation Policy, dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on January 28, 2022).

10.31

Amendment to Membership Agreement, dated December 23, 2021, by and between WeWork and the Registrant (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2022).

10.32

Amendment to Membership Agreement, dated February 9, 2022, by and between WeWork and the Registrant (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2022).

10.33

Amendment to Membership Agreement, dated April 19, 2022, by and between WeWork and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed on May 13, 2022).

10.34

Amendment to Membership Agreement, dated August 30, 2022, by and between WeWork and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 14, 2022).

10.35

License Agreement, dated September 14, 2022, by and between Dong-A ST Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on September 14, 2022).

10.36

Shared Services Agreement, , dated September 14, 2022, by and between Dong-A ST Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on September 14, 2022).

10.37

Securities Purchase Agreement, dated September 14, 2022, by and between Dong-A ST Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed on September 14, 2022).

10.38

Registration Rights Agreement, dated September 14, 2022, by and among Dong-A ST Co., Ltd., The E&Healthcare Investment Fund II, The E&Healthcare Investment Fund No. 6, The E&Healthcare Investment Fund No. 7 and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed on September 14, 2022).

10.39

Investor Rights Agreement, , dated September 14, 2022, by and between Dong-A ST Co. Ltd. and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed on September 14, 2022).

10.40

NeuroBo Pharmaceuticals, Inc. 2022 Equity Incentive Plan, effective as of December 22, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on December 22, 2022)

10.41

NeuroBo Pharmaceuticals, Inc. 2022 Equity Incentive Plan Forms of Restricted Stock Unit Agreement and Option Grant Agreements (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on December 22, 2022)

10.42		Amendment to Membership Agreement, dated December 14, 2022 by and between WeWork and the Registrant, filed herewith.

10.43

Separation and Release Agreement, dated January 16, 2023, by and between the Registrant and Gil Price (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on January 18, 2023.)

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

ITEM 16.FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2023	NEUROBO PHARMACEUTICALS, INC.

	By:	/s/ Joseph Hooker
Joseph Hooker
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3
SIGNATURE	TITLE	DATE

/s/ Joseph Hooker
Joseph Hooker	Interim President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 30, 2023

/s/ Andrew Koven
Andrew Koven	Chair of the Board of Directors	March 30, 2023

/s/ Jason L. Groves
Jason L. Groves	Director	March 30, 2023

/s/ Hyung Heon Kim
Hyung Heon Kim	Director	March 30. 2023

/s/ Na Yeon (Irene) Kim
Na Yeon (Irene) Kim	Director	March 30, 2023

/s/ Michael Salsbury
Michael Salsbury	Director	March 30, 2023

/s/ D. Gordon Strickland
D. Gordon Strickland	Director	March 30, 2023