Form 10-Q
period 2023-03-31
NeuroBo Pharmaceuticals, Inc.
filed 2023-05-12
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of May 11, 2023 was 27,241,685

NeuroBo Pharmaceuticals, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	March 31,
	2023	December 31,
	(unaudited)	2022
Assets
Current assets:
Cash	$30,813	$33,364
Prepaid expenses	670	168
Total current assets	31,483	33,532
Property and equipment, net	5	2
Total assets	$31,488	$33,534
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,119	$708
Accrued liabilities	417	280
Warrant liabilities	9,444	10,796
Total current liabilities	10,980	11,784
Total liabilities	10,980	11,784
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued or outstanding as of March 31, 2023 and December 31, 2022.	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 27,176,685 and 25,436,019 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	27	25
Additional paid–in capital	118,880	117,520
Accumulated deficit	(98,399)	(95,795)
Total stockholders’ equity	20,508	21,750
Total liabilities and stockholders’ equity	$31,488	$33,534

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Operating expenses:
Research and development	$637	$920
General and administrative	1,883	1,955
Total operating expenses	2,520	2,875
Loss from operations	(2,520)	(2,875)
Other expense
Change in fair value of warrant liabilities	(84)	—
Loss before income taxes	(2,604)	(2,875)
Provision for income taxes	—	—
Net loss	(2,604)	(2,875)
Other comprehensive loss, net of tax	—	(1)
Comprehensive loss	$(2,604)	$(2,876)
Loss per share:
Net loss per share, basic and diluted	$(0.06)	$(3.24)
Weighted average shares of common stock outstanding:
Basic and diluted	40,472,026	888,693

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

			Additional	Accumulated
	Common Stock		Paid–In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2021	888,693	$1	$96,420	$4	$(81,828)	$14,597
Stock–based compensation	—	—	207	—	—	207
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(2,875)	(2,875)
Balance at March 31, 2022	888,693	$1	$96,627	$3	$(84,703)	$11,928

Balance at December 31, 2022	25,436,019	$25	$117,520	$—	$(95,795)	$21,750
Issuance of stock from exercise of warrants	1,740,666	2	1,434	—	—	1,436
Stock–based compensation	—	—	(74)	—	—	(74)
Net loss	—	—	—	—	(2,604)	(2,604)
Balance at March 31, 2023	27,176,685	$27	$118,880	$—	$(98,399)	$20,508

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Operating activities
Net loss	$(2,604)	$(2,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	(74)	207
Non-cash lease expense	—	6
Depreciation	1	12
Change in fair value of warrant liabilities	84	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(502)	(1,510)
Accounts payable	411	(54)
Accrued and other liabilities	137	(615)
Net cash used in operating activities	(2,547)	(4,829)
Investing activities
Purchases of property and equipment	(4)	—
Net cash used in investing activities	(4)	—
Financing activities
Net cash provided by financing activities	—	—
Net decrease in cash	(2,551)	(4,829)
Net foreign exchange difference	—	(1)
Cash at beginning of period	33,364	16,387
Cash at end of period	$30,813	$11,557
Supplemental non-cash investing and financing transactions:
Unpaid issuance costs	$80	$—
Reclassification of warrant liabilities upon exercise of warrants	$1,436	$—

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts) (unaudited)

1. The Company and Basis of Presentation

NeuroBo Pharmaceuticals, Inc. (together with its subsidiaries, the “Company” or “NeuroBo”), is a clinical-stage biotechnology company with two primary programs focused on treatment of nonalcoholic steatohepatitis (“NASH”) obesity, and type 2 diabetes mellitus (“T2D”):

●	DA-1241 is a novel G-Protein-Coupled Receptor 119 (GPR119) agonist that in preclinical studies demonstrated therapeutic potential for both NASH and T2D. Furthermore, in Phase 1a and 1b trials, DA-1241 was well tolerated in both healthy volunteers as well as in T2D patients. We submitted to the U.S Food and Drug Administration (“FDA”), and FDA cleared, an Investigational New Drug (“IND”) application to support a Phase 2a clinical trial of DA-1241 in NASH patients. In the third quarter of 2023, the Company intends to initiate the Phase 2a study with the goal of establishing efficacy of DA-1241 in NASH patients with confirmed pre-diabetes or T2D.
●	DA-1726 is a novel oxyntomodulin (“OXM”) analogue that acts as a glucagon-like peptide-1 receptor (GLP1R) and glucagon receptor (GCGR) dual agonist, currently in development for the treatment of obesity, with the potential to address NASH. In the second half of 2023, the Company intends to file an IND application for DA-1726 and initiate Phase 1 clinical trials, with the goal of establishing the safety of DA-1726 in human subjects.

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

Basis of presentation and consolidation principles

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements.

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

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. From its inception, the Company has devoted substantially all of its efforts to drug discovery and development and conducting clinical trials.

As of March 31, 2023, the Company had $30.8 million in cash. The Company believes that its existing cash will be sufficient to fund its operations for at least the next 12 months from the date these financial statements are issued. The Company will need to continue to raise additional funds until it is able to generate sufficient revenues to fund its development activities. The Company’s future operating activities, coupled with its plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within the control of the Company and the Company is unable to predict the ultimate outcome of these actions to generate the liquidity ultimately required.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, fees and stock-based compensation costs, for personnel in functions not directly associated with research and development activities. Other significant costs include legal fees related to intellectual property and corporate matters and professional fees for accounting and other services.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

Research and Development Costs

Research and development (“R&D”) costs are charged to expense as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with Accounting Standards Codification (“ASC”) 730, Research and Development.

Fair Value of Financial Instruments

The Company’s financial instruments principally include cash, prepaid expenses, right of use assets, accounts payable, accrued liabilities, lease liabilities and warrant liabilities. The carrying amounts of cash, prepaid expenses and other current assets, accounts payable, and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. See Note 9 - Fair Value Measurements.

Warrant Liabilities

The Company accounts for its warrants as liabilities at fair value if equity accounting treatment is precluded due to provisions existing within the warrants. The change in fair value of the warrant liabilities are recognized as a fair value change in warrant liabilities in the consolidated statements of operations and comprehensive loss and as an operating item in the statement of cash flows.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

3. Balance Sheet Detail

Property and Equipment

Property and equipment consist of the following as of:

	March 31, 2023	December 31, 2022
Office equipment	$34	$30
Less accumulated depreciation	(29)	(28)
Property and equipment, net	$5	$2

Accrued liabilities

Accrued liabilities consist of the following as of:

	March 31, 2023	December 31, 2022
External research and development expenses	$326	$109
Payroll related	49	100
Professional services	23	23
Other	19	48
Total	$417	$280

4. Commitments and Contingencies

Operating Lease

On May 14, 2021, the Company entered into a non-cancelable operating lease for its corporate headquarters located in Boston Massachusetts. The agreement, effective August 1, 2021, had a six month term, and rental costs of approximately $3 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $2 over the term of the lease. The Company has since entered into amendments to the lease which reduced the size of the office space and extended the lease term, which expired in March 2023, for rental costs of approximately $2 per month. Subsequent to March 2023, the Company is on a month-to-month term for the lease.

No assets and liabilities were recognized for the corporate headquarters leases at March 31, 2023 and December 31, 2022. Due to the short-term nature of the leases, the Company recognized lease payments as an expense on a straight-line basis over the remaining lease term. For the three months ended March 31, 2023 and 2022, expense under the corporate headquarters lease was in the aggregate $5 and $4, respectively.

License Agreement with Dong-A ST

On September 14, 2022, the Company and Dong-A ST Co., Ltd. (“Dong-A”), a related party and greater than 5% shareholder, entered into a license Agreement, pursuant to which the Company received an exclusive global license (other than in the Republic of Korea) to two proprietary compounds for specified indications (the “2022 License Agreement”).  The 2022 License Agreement covers the rights to DA-1241 for treatment of NASH and T2D and DA-1726 for treatment of obesity and NASH. Under the 2022 License Agreement, Dong-A will be eligible to receive (i) regulatory milestone payments of up to $178 million for DA-1726 and $138 million for DA-1241, dependent upon the achievement of specific

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

regulatory developments; (ii) commercial-based milestone payments, dependent upon the achievement of specific commercial developments; and (iii) single digit royalties on net sales received by the Company from the commercial sale of products covering DA-1241 or DA-1726.

As of March 31, 2023, no milestone or royalty payments had been accrued as there were no potential milestones yet considered probable.

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

As of March 31 2023, no Royalty Payments had been accrued as there were no potential milestones yet considered probable.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

YourChoice License Agreement

In connection with the 2020 Merger, the Company assumed the license agreement between ANA and Your Choice Therapeutics, Inc. (the “YourChoice Agreement”). Prior to the 2020 Merger, YourChoice Therapeutics, Inc. granted to ANA, during the term of the YourChoice Agreement, an exclusive, worldwide, fee-bearing license derived from the licensed intellectual property throughout the world. The fees due under the YourChoice Agreement include royalty payments of 0.5% of annual worldwide net sales of each Niclosamide Product (as defined in the 2020 Merger Agreement) and milestone payments in the aggregate of $19.5 million. The first milestone payment due is $5 million upon first receipt of Marketing Approval (as defined in the 2020 Merger Agreement) from the U.S. Food and Drug Administration (“FDA”) for any Niclosamide Product (as defined by the 2020 Merger Agreement), followed by sales milestones of $1 million, $1.5 million, $4 million, and $8 million if worldwide cumulative net sales of a Niclosamide Product are equal to or greater than $500 million, $1, billion, $3, billion, and $5 billion, respectively. The term of the YourChoice Agreement will expire on the expiration or invalidation of the last of the licensed patents under the YourChoice Agreement. As of March 31, 2023, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments under the YourChoice Agreement, and as such, no liabilities were recorded.

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

As of March 31, 2023, no obligations had been accrued as there were no potential payments under the CVR Agreement or the CVR Amendment that were yet considered probable.

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

As of March 31, 2023, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments, and as such, no liabilities were recorded related to the Pfizer Agreement.

Contingencies

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

5. License and Collaboration Agreement

Beijing SL License and Collaboration Agreement

Upon the close of the 2019 Merger, the License and Collaboration Agreement (the “Beijing SL Agreement”) with Beijing SL Pharmaceutical Co., Ltd. (“Beijing SL”) was assumed by the Company, pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, Gemcabene in mainland China, Hong Kong, Macau and Taiwan. The terms of the Beijing SL Agreement include payments based upon achievement of milestones and royalties on net product sales. Under the Beijing SL Agreement, the Company has variable consideration in the form of milestone payments. As of March 31, 2023, no revenue under the Beijing SL Agreement has been recognized.

6. Stockholders’ Equity

Warrants

The following warrants were outstanding as of March 31, 2023 and December 31, 2022:

Warrant Issuance	March 31, 2023	December 31, 2022	Exercise Price
July 2018	48	48	$5,602.50
April 2020	1,252	1,252	$375.00
January 2021	83,338	83,338	$180.90
October 2021	143,597	143,597	$112.50
November 2022 Series A	6,423,504	6,768,837	$0.00
November 2022 Series B	6,871,837	8,267,170	$0.00
Total	13,523,576	15,264,242

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

The November 2022 Series A Warrants and November 2022 Series B Warrants have a cashless exercise provision whereby one warrant can be exchanged for one share of common stock for no additional consideration, which renders the $3.00 per share stated exercise price to be $0.00. During the three months ended March 31, 2023, 345,333 Series A Warrants and 1,395,333 Series B Warrants were exchanged for shares of the Company’s common stock.

7. Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying statements of comprehensive loss:

	Three Months Ended
	March 31,
	2023	2022
General and administrative	$(85)	$207
Research and development	11	-
Total stock-based compensation	$(74)	$207

Stock Options

In December 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”), and in November 2021 and December 2022, the Company adopted the 2021 Inducement Plan and 2022 Equity Incentive Plan (“the 2022 Plan”), respectively. The stock option plans provide for the grant of stock options, restricted stock and other equity awards of the Company's common stock to employees, officers, consultants, and directors. Options expire within a period of not more than ten years from the date of grant.

The following table summarizes the Company’s activity related to its stock options for the three months ended March 31, 2023:

			Weighted‑
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at December 31, 2022	36,493	$99.62	8.5	$—
Granted	25,000	$0.67	—	$—
Exercised	-	$—	—	$—
Forfeited/Cancelled	(12,333)	$75.38	—	$—
Outstanding at March 31, 2023	49,160	$59.57	9.1	$1
Vested and expected to vest at March 31, 2023	49,160	$59.57	9.1	$1
Options exercisable at March 31, 2023	43,349	$62.55	9.1	$1

During the three months ended March 31, 2023, 25,000 stock options were granted to non-employee consultant that vested in March 2023 upon the Company’s filing of an IND with the FDA for DA-1241. During the three months ended March 31, 2022, there were 1,333 stock options granted to a non-employee director that vest over a three year period. The weighted average fair value per share of options granted during the three months ended March 31, 2023 and March 31, 2022 was $0.45 and $20.93, respectively.

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

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended
	March 31,
	2023	2022

Expected stock price volatility	82.9%	80.7%
Expected life of options (years)	5.0	5.8
Expected dividend yield	—%	—%
Risk free interest rate	3.54%	1.72%

During the three months ended March 31, 2023 and 2022, 25,446 and 797 stock options vested, respectively.  During the three months ended March 31, 2023 and 2022, 12,333 and 1,111 stock options were forfeited, respectively.

As of March 31, 2023, 5,078,833 shares in the aggregate were available for future issuance under the 2021 Inducement Plan, and the 2022 Plan. Unrecognized stock-based compensation cost for the stock options issued under all stock incentive plans was $0.1 million as of March 31, 2023. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 0.6 years.

8. Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities if their effect is antidilutive. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Dilutive common stock equivalents are comprised of options outstanding under the Company's stock incentive plans and warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

The basic net loss per share calculation includes the 2022 Series A Warrants and 2022 Series B Warrants given that these instruments are exchangeable into common stock for which no additional consideration is required from the holder. The following potential shares of common stock were not considered in the computation of diluted net loss per share as

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

their effect would have been anti-dilutive.

	Three Months Ended
	March 31
	2023	2022
Stock options	49,160	32,719
Warrants (excluding 2022 Series A Warrants and 2022 Series B Warrants)	228,235	228,235

9. Fair Value Measurements

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

The fair value of financial instruments measured on a recurring basis as of March 31, 2023 and December 31, 2022 are as follows:

	As of March 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$9,444	$—	$9,444	$—
Total liabilities at Fair Value	$9,444	$—	$9,444	$—

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$10,796	$—	$—	$10,796
Total liabilities at Fair Value	$10,796	$—	$—	$10,796

The fair value of the 2022 Series A Warrants and 2022 Series B Warrants (collectively, the “2022 Warrants”) was determined using a Monte Carlo simulation at December 31, 2022. This valuation technique involved a significant amount of estimation and judgment. In general, the assumptions used in calculating the fair value of the common stock warrant liability represent management’s best estimate, but the estimate involves inherent uncertainties and the application of significant management judgment. At December 31, 2022, these warrant liabilities fell within Level 3 of the fair value hierarchy.

However, due to the cashless exercise provision of the 2022 Warrants rendering the exercise price effectively at zero, the calculated price per share of the 2022 Warrants was equal to that of a share of common stock. Based on this result, the Company changed its valuation methodology during the three months ended March 31, 2023 and determined that the fair value of the warrants are equal to the underlying stock price at March 31, 2023. Therefore, as of March 31, 2023, these

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

warrant liabilities fell within Level 2 of the fair value hierarchy.

The following table provides a roll-forward of the warrant liabilities measured at fair value for the three months ended March 31, 2023:

Three Months Ended
March 31,
2023
Balance at beginning of period	$10,796
Change in fair value of warrant liabilities	84
Reclass of warrant liabilities upon exercise of warrants	(1,436)
Balance at end of period	$9,444

10. Income Taxes

The effective tax rate for the three months ended March 31, 2023 and 2022 was zero percent. As a result of the analysis of all available evidence as of March 31, 2023 and December 31, 2022, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three months ended March 31, 2023 and 2022. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense. If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

11. Related Party Transactions

Manufacturing Agreement with Dong-A ST

On September 28, 2018, the Company entered into a five year manufacturing and supply agreement with Dong-A for manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials (the “Manufacturing Agreement”). There were no manufacturing related costs under the Manufacturing Agreement for the three months ended March 31, 2023 and 2022. The product manufacturing related costs, when incurred, are reflected as research and development expenses.

On June 7, 2020, the Company entered into a manufacturing and supply agreement (the “Manufacturing and Supply Agreement”) with Dong-A for the manufacturing and supply of NB-02 drug product and placebo for the purpose of research and development of NB-02, including but not limited to, the use in the first NB-02 human clinical trial to be conducted by the Company. Under the terms of the Manufacturing and Supply Agreement, upon receipt of a purchase order from the Company no later than 270 days prior to the requested delivery date, Dong-A has agreed to produce for the Company tablets of the NB-02 drug substance and placebos at a specified supply price. The Company is obligated to manufacture, or have manufactured, and supply to Dong-A the active pharmaceutical ingredients which are necessary to manufacture the NB-02 drug product. The Manufacturing and Supply Agreement has a five year term, subject to earlier termination under certain circumstances. The Company recognized no product manufacturing related costs under the Manufacturing and Supply Agreement for during the three months ended March 31, 2023 and 2022. None of the costs incurred under the Manufacturing Agreement remained unpaid as of March 31, 2023 or December 31, 2022.

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

As of March 31, 2023, the table below summarizes the statements of work (the “SOW”s) executed between the Company and Dong-A pursuant to the Shared Services Agreement:

SOW	Description	SOW amount (1)	R&D expense for the three months ended March 31, 2023	Accrued research and development as of March 31, 2023
SOW 3	Manufacture of DA-1241 and DA-1726	$-	$-	$-
SOW 4	Preclinical and Research Overhead for DA-1241 and DA-1726	1,105	326	326

Total		$1,105	$326	$326

(1)	SOW 3 does not reflect the cost to manufacture DA-1241 and DA-1726, which is to be provided by Dong-A closer to completion. The Company has determined that the SOW amount and R&D expense for the three months ended March 31, 2023 are not currently estimable due to uncertainty within the terms of the SOW.

12. Subsequent Events

Since March 31, 2023, 65,000 2022 Series B Warrants were exchanged for shares of the Company’s common stock.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements and related notes for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K (“2022 Form 10-K”) filed by the Company with the SEC on March 30, 2023.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on management’s beliefs, assumptions and expectations and information currently available to management. All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding our ability to execute on our commercial strategy, the timeline for regulatory submissions, regulatory steps and potential regulatory approval of our current and future product candidates, the ability to realize the benefits of the license agreement with Dong-A ST Co. Ltd., including the impact on future financial and operating results of NeuroBo; the ability to integrate the new product candidates into our business in a timely and cost-efficient manner; the cooperation of our contract manufacturers, clinical study partners and others involved in the development of our current and future product candidates; our ability to initiate clinical trials on a timely basis; our ability to recruit subjects for our clinical trials; costs related to the license agreement, known and unknown, including costs of any litigation or regulatory actions relating to the license agreement; changes in applicable laws or regulations; effects of changes to our stock price on the terms of the license agreement and any future fundraising and other risks and uncertainties described in our filings with the SEC.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual events to adversely differ from the expectations indicated in these forward-looking statements, including without limitation, the risks and uncertainties described in our 2022 Form 10-K. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.

Overview

NeuroBo Pharmaceuticals, Inc. (the “Company,” “NeuroBo,” “we,” “us” or “our”) is a clinical-stage biotechnology company focused primarily on developing and commercializing novel pharmaceuticals to treat cardiometabolic diseases. NeuroBo has two primary programs focused on treatment of nonalcoholic

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

steatohepatitis (“NASH”), obesity and type 2 diabetes mellitus (“T2D”):

●	DA-1241 is a novel G-Protein-Coupled Receptor 119 (GPR119) agonist that has demonstrated therapeutic potential for both NASH and T2D. In preclinical studies, DA-1241 demonstrated that GPR-119 agonism promotes release of the key gut peptides GLP-1, GIP, and PYY, which have a beneficial effect on liver inflammation, lipid metabolism, weight loss, and glucose metabolism. The therapeutic potential of DA-1241 has been demonstrated in multiple pre-clinical animal models of NASH and T2D whereby DA-1241 reduced hepatic steatosis, hepatic inflammation, and liver fibrosis, while also improving glucose control. Furthermore, in Phase 1a and 1b trials, DA-1241 was well tolerated in both healthy volunteers and those with T2D. We submitted to the U.S Food and Drug Administration (“FDA”), and FDA cleared, an Investigational New Drug (“IND”) application to support a Phase 2a clinical trial of DA-1241 in NASH patients with T2D. In the third quarter of 2023, we intend to initiate the Phase 2a study with the goal of establishing efficacy of DA-1241 in NASH patients with confirmed T2D.
●	DA-1726 is a novel oxyntomodulin (“OXM”) analogue that acts as a glucagon-like peptide-1 receptor (GLP1R) and glucagon receptor (GCGR) dual agonist. The once-weekly, subcutaneous drug candidate is in development for the treatment of obesity, with the potential to address other co-morbidities, including NASH. DA-1726 has demonstrated superior body weight loss in preclinical studies compared with other selective GLP1R agonists. OXM is a naturally-occurring gut hormone that activates GLP1R and GCGR, which decrease food intake while increasing energy expenditure, thus potentially resulting in superior body weight loss compared to selective GLP1R agonists. In the second half of 2023, we intend to file an IND application for DA-1726 and initiate Phase 1 clinical trials, with the goal of establishing the safety of DA-1726 in human subjects.

While we are primarily focused on development of DA-1241 and DA-1726, we also have four legacy therapeutics programs

●	ANA001 is a proprietary oral niclosamide formulation being developed as a treatment for patients with moderate COVID-19. Niclosamide is a potential oral antiviral and anti-inflammatory agent with a long history of use and well-understood safety in humans.
●	NB-01 was being developed as a treatment for painful diabetic neuropathy (PDN) as a first-line pain management therapy for PDN.
●	NB-02 was being developed to treat the symptoms of cognitive impairment and modify the progression of neurodegenerative diseases associated with the misfunction of a protein called tau, and with amyloid beta plaque deposition.
●	Gemcabene was being developed for the treatment of dyslipidemia, a serious medical condition that increases the risk of life-threatening cardiovascular disease, and was focused on orphan indications such as homozygous familial hypercholesterolemia (HoFH), as well as severe hypertriglyceridemia (SHTG) and we are currently exploring various acute therapeutic indications.

For more information on our business and our product candidates, see “Business-Overview” in Part I, Item 1 of our Annual Report on Form 10-K filed on March 30, 2023.

Our Board of Directors has determined to focus our financial resources and management attention on development of DA-1241 for NASH and T2D and DA-1726 for NASH and obesity. We will continue to consider licensing and acquisition opportunities with respect to our legacy programs designed to impact a range of indications in

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

viral, neurodegenerative and cardiometabolic diseases:

Current Scientific Activity

Following consummation of the License Agreement between Dong-A ST Co, Ltd, and us, dated September 14, 2022, we have two primary programs focused on treatment of NASH, obesity and T2D:

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

Phase 2 Study

In March, 2023, we submitted an Investigational New Drug (IND) application to the FDA to support a Phase 2a clinical trial of DA-1241 in NASH patients with pre-diabetes or T2D. The FDA cleared the IND application in May, 2023, and we plan to initiate the study in the third quarter of 2023.

The two-part, Phase 2a trial is designed to be a 16-week, multicenter, randomized, double-blind, placebo-controlled, parallel clinical study to evaluate the efficacy and safety of DA-1241 in subjects with presumed NASH and confirmed pre-diabetes or T2D.

Part 1 will explore the efficacy of DA-1241 versus placebo, and is expected to enroll 49 subjects, with a planned maximum of 55 subjects to account for early discontinuations. Subjects will be randomized in a 1:2:1 ratio into 3 treatment groups: DA-1241 50 mg, DA-1241 100 mg, or placebo.

Part 2 will explore the efficacy of DA-1241 in combination with sitagliptin, versus placebo, and will begin after completion of a confirmatory preclinical safety study of DA-1241 in combination with sitagliptin. It is expected to enroll 37 subjects, with a planned maximum of 43 subjects to account for early discontinuations, and subjects will be randomized in 2:1 ratio into 2 treatment groups: DA-1241 100 mg/sitagliptin 100 mg or placebo.

Randomization of both Part 1 and Part 2 will be stratified by T2D status at baseline.

The primary endpoint for both part 1 and part 2 is the change from baseline in alanine transaminase (ALT) levels at Week 16. Secondary efficacy endpoints include the proportion of subjects with normalization of ALT, relative percent change in liver fat fraction from baseline, absolute change in liver fat from baseline, and proportion of subjects with a 30% or more reduction in liver fat from baseline, among others. Safety will be evaluated by monitoring adverse

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

events (AEs), serious adverse events (SAEs) and AEs leading to discontinuation and laboratory abnormalities.

DA-1726

DA-1726 is a novel OXM analogue functioning as a GLP1R/GCGR dual agonist for the treatment of NASH and obesity. Activation of GLP-1R contributes to central anorexic effect (appetite suppression) and activation of GCGR peripherally enhances basal metabolic rate. Accordingly, non-clinical studies have shown DA-1726 not only reduces food intake but also increases energy expenditure even at the basal resting state, leading to persistent weight loss in diet-induced obese animals. In preclinical mice models administration of DA-1726 resulted in improved weight loss, as well as reduced hepatic steatosis, inflammation, and fibrosis compared to semaglutide as well as another OXM analogue in development. Having stabilized the fragile peptide through several unique modifications, DA-1726 is predicted to be available as a once-weekly regimen to humans. We intend to advance DA-1726 through an IND application and initiation of human clinical trials.

Results of Operations

The following table summarizes our operating results for the periods indicated:

	For the Three Months Ended
	March 31,
	2023	2022	Change

Operating expenses:
Research and development	$637	$920	$(283)
General and administrative	1,883	1,955	(72)
Total operating expenses	2,520	2,875	(355)
Loss from operations	(2,520)	(2,875)	355
Change in fair value of warrant liabilities	(84)	—	(84)
Loss before income taxes	(2,604)	(2,875)	271
Provision for income taxes	—	—	—
Net loss	$(2,604)	$(2,875)	$271

Comparison of Three Months Ended March 31, 2023 and 2022

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs to operations as incurred.

Research and development expenses were approximately $0.6 million for the three months ended March 31, 2023 as compared to approximately $0.9 million for the three months ended March 31, 2022. The approximate $0.3 million decrease was primarily related to reduced clinical trial activity and drug manufacturing costs of approximately $0.5 as we completed enrollment of our ANA 001 clinical trial and reduced payroll, consulting and overhead costs of approximately $0.2 million, offset by increased professional fee costs related to the filing of our IND for DA-1241 of $0.1 million, and increases in toxicology and research studies incurred pursuant to the shared services agreement related to the DA-1241 and DA-1726 of $0.3 million.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services.

General and administrative expenses were approximately $1.9 million for the three months ended March 31, 2023, compared to approximately $2.0 million for the three months ended March 31, 2022. The decrease of approximately $0.1 million in the current period was primarily due to a decrease in insurance costs of approximately $0.2 million, and a decrease in stock-based compensation of $0.3 million, offset largely by an increase in legal and professional fees of approximately $0.2 million, and by increases in payroll, and executive consultants in the aggregate of $0.2 million.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities resulted in a loss of $0.1 million for the three months ended March 31, 2023, primarily resulting from the fluctuation of the underlying stock price of our common stock at issuance at March 31, 2023 compared to December 31, 2022.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(2,547)	$(4,829)
Net cash used in investing activities	(4)	—
Net cash provided by financing activities	—	—
Net decrease in cash	$(2,551)	$(4,829)

Operating Activities

During the three months ended March 31, 2023, cash used from operating activities was approximately $2.5 million, consisting of our net loss of approximately $2.6 million, offset by net changes in working capital cash usage and non-cash expenses in the amount of approximately $0.1 million.

During the three months ended March 31, 2022, cash used in operating activities was approximately $4.8 million, consisting of our net loss of $2.9 million, changes in working capital cash usage in the amount of approximately $2.2 million, offset by non-cash expenses related primarily to stock-based compensation of $0.2 million,

Investing Activities

Cash used in investing activities during the three months ended March 31, 2023 was approximately $4,000 related to the purchase of equipment. There was no cash used in investing activities during the three months ended March 31, 2022.

Financing Activities

There was no cash provided by or used in financing activities during the three months ended March 31, 2023 or

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

2022.

Sources of Liquidity and Funding Requirements

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. To date, we have not generated any revenue from product sales, collaborations with other companies, government grants or any other source, and do not expect to generate any revenue in the foreseeable future, and have been dependent on funding operations through the public and private sale of equity securities.

We have devoted substantially all of our resources to the development of our product candidates, including the conduct of our clinical trials, and general and administrative operations, including the protection of our intellectual property.

As of March 31, 2023, we had an accumulated deficit of $98.4 million. Our net losses were $2.6 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

We are currently developing DA-1241 and DA-1726 through various stages of clinical and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. As part of our longer-term strategy, we anticipate that we will incur significant expenses in connection with our research and development efforts and the maintenance of our general and administrative infrastructure. We may also engage in business development activities that involve potential in- or out-licensing of products or technologies or acquisitions of other products, technologies or businesses. If DA-1241 or DA-1726 or any of our other product candidates fails in clinical trials or does not gain or maintain regulatory approval, or if DA-1241 or DA-1726 or any of our other product candidates does not achieve market acceptance, we may never become profitable.

As of March 31, 2023, we had cash of $30.8 million. We expect to continue to incur significant operating expenses in the fiscal year ending December 31, 2023 and beyond to support our planned continued clinical development of DA-1241 and DA-1726. We expect that our cash will be adequate to fund operations into 2024 and for at least 12 months following the issuance of the financial statements contained in this Quarterly Report. We will need to continue to raise additional funds until we are able to generate sufficient revenues to fund our development activities. Our future operating activities, coupled with our plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within our control and we are unable to predict the ultimate outcome of these actions to generate the liquidity ultimately required.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future funding requirements, both near and long-term, will depend on a variety of factors, many of which are outside of our control. Such factors include, but are not limited to, those factors listed above under “Forward-Looking Statements”.

Critical Accounting Estimates

Our financial statements are prepared in accordance with GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2022 Form 10-K filed on March 30, 2023.

During the three months ended March 31, 2023, there were no material changes to our critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K filed on March 30, 2023.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of March 31, 2023. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses described below.

In connection with the preparation of the financial statements included in our 2022 Form 10-K, management identified material weaknesses resulting from a lack of segregation of duties over cash disbursements and financial reporting, a material weakness related to logical access over computer applications, and a material weakness due to lack of supervision and review over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, there was a lack of segregation of duties involved in the execution of wire transfers, preparing journal entries, and review over clinical trial accruals, and certain individuals in the accounting department have administrative access to the financial reporting systems. See “Remediation Efforts to Address the Material Weaknesses” below for steps we are taking to correct these material weaknesses.

Changes in Internal Control Over Financial Reporting

Except as provided below under “Remediation Efforts to Address Material Weaknesses,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Registrant: NeuroBo Pharmaceuticals, Inc.

SIGNATURE	DATE

/s/ Joseph Hooker	May 12, 2023
Joseph Hooker
Interim President and Chief Executive Officer
(Principal Financial Officer and duly authorized to sign on behalf of the registrant)