Form 10-Q
period 2023-06-30
NeuroBo Pharmaceuticals, Inc.
filed 2023-08-09
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of August 4, 2023 was 38,429,185

NeuroBo Pharmaceuticals, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	June 30,
	2023	December 31,
	(unaudited)	2022
Assets
Current assets:
Cash	$28,688	$33,364
Prepaid expenses	486	168
Total current assets	29,174	33,532
Property and equipment, net	5	2
Total assets	$29,179	$33,534
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$967	$708
Accrued liabilities	2,041	280
Warrant liabilities	975	10,796
Total current liabilities	3,983	11,784
Total liabilities	3,983	11,784
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued or outstanding as of June 30, 2023 and December 31, 2022.	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 38,241,685 and 25,436,019 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	38	25
Additional paid–in capital	124,291	117,520
Accumulated deficit	(99,133)	(95,795)
Total stockholders’ equity	25,196	21,750
Total liabilities and stockholders’ equity	$29,179	$33,534

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$2,364	$982	$3,001	$1,902
General and administrative	1,442	2,237	3,325	4,192
Total operating expenses	3,806	3,219	6,326	6,094
Loss from operations	(3,806)	(3,219)	(6,326)	(6,094)
Other income (expense):
Change in fair value of warrant liabilities	3,072	—	2,988	—
Other expense	—	(84)	—	(84)
Loss before income taxes	(734)	(3,303)	(3,338)	(6,178)
Provision for income taxes	—	—	—	—
Net loss	(734)	(3,303)	(3,338)	(6,178)
Other comprehensive loss, net of tax	—	(3)	—	(4)
Comprehensive loss	$(734)	$(3,306)	$(3,338)	$(6,182)
Loss per share:
Net loss per share, basic and diluted	$(0.02)	$(3.72)	$(0.08)	$(6.95)
Weighted average shares of common stock outstanding:
Basic and diluted	40,472,026	888,693	40,472,026	888,693

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

			Additional	Accumulated
	Common Stock		Paid–In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2021	888,693	$1	$96,420	$4	$(81,828)	$14,597
Stock–based compensation	—	—	207	—	—	207
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(2,875)	(2,875)
Balance at March 31, 2022	888,693	1	96,627	3	(84,703)	11,928
Stock–based compensation	—	—	211	—	—	211
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(3,303)	(3,303)
Balance at June 30, 2022	888,693	$1	$96,838	$—	$(88,006)	$8,833

Balance at December 31, 2022	25,436,019	$25	$117,520	$—	$(95,795)	$21,750
Issuance of stock from exercise of warrants	1,740,666	2	1,434	—	—	1,436
Stock–based compensation	—	—	(74)	—	—	(74)
Net loss	—	—	—	—	(2,604)	(2,604)
Balance at March 31, 2023	27,176,685	27	118,880	—	(98,399)	20,508
Issuance of stock from exercise of warrants	11,065,000	11	5,387	—	—	5,398
Stock–based compensation	—	—	24	—	—	24
Net loss	—	—	—	—	(734)	(734)
Balance at June 30, 2023	38,241,685	$38	$124,291	$—	$(99,133)	$25,196

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Operating activities
Net loss	$(3,338)	$(6,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	(50)	418
Non-cash lease expense	—	8
Depreciation	1	17
Loss on sale of property and equipment		75
Change in fair value of warrant liabilities	(2,988)	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(318)	(997)
Accounts payable	260	(165)
Accrued and other liabilities	1,841	(724)
Net cash used in operating activities	(4,592)	(7,546)
Investing activities
Sale of property and equipment	—	8
Purchases of property and equipment	(4)	—
Net cash used in (provided by) investing activities	(4)	8
Financing activities
Payment of issuance costs	(80)	—
Net cash used in financing activities	(80)	—
Net decrease in cash	(4,676)	(7,538)
Cash at beginning of period	33,364	16,387
Cash at end of period	$28,688	$8,849
Supplemental non-cash investing and financing transactions:
Modification of right-of-use asset and associated liability	$—	$62
Reclassification of warrant liabilities upon exercise of warrants	$6,833	$—

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

The Company had previously focused its efforts on four therapeutic programs: ANA001, NB-01, NB-02 and gemcabene. In June 2023, the Company determined to discontinue its clinical development of ANA001 (niclosamide) and clinical development of gemcabene for the treatment of COVID-19.

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

The condensed consolidated financial statements of the Company include a former South Korean subsidiary, NeuroBo Co., LTD., which was fully owned by the Company until its liquidation in June 2023. All significant intercompany accounts and transactions have been eliminated in the preparation of the financial statements.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

Reverse Stock Split

The Company’s Board of Directors previously approved a one-for-thirty reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on September 12, 2022.

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

Going Concern

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

As of June 30, 2023, the Company had $28.7 million in cash. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $99.1 million as of June 30, 2023. The Company’s net losses were $0.7 million and $3.3 million for the three months ended June 30, 2023 and 2022, respectively, and $3.3 million and $6.2 million for the six months ended June 30, 2023 and 2022, respectively, and expects to continue to incur net losses for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its existing cash will be sufficient to fund its operations into the third quarter of 2024. The Company plans to continue to fund its operations and capital funding needs through a combination of equity offerings, debt financings, or other sources, potentially including collaborations, licenses and other similar arrangements. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company's stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company's ability to conduct its business. If the Company is unable to raise additional capital, it may have a material adverse effect on the Company.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for calendar year 2023 for smaller reporting companies. The Company adopted this new guidance on January 1, 2023, and the adoption did not have a material impact on the Company's consolidated financial statements.

3. Balance Sheet Detail

Property and Equipment

Property and equipment consist of the following as of:

	June 30, 2023	December 31, 2022
Office equipment	$34	$30
Less accumulated depreciation	(29)	(28)
Property and equipment, net	$5	$2

Accrued liabilities

Accrued liabilities consist of the following as of:

	June 30, 2023	December 31, 2022
External research and development expenses	$2,005	$109
Payroll related	—	100
Professional services	36	23
Other	—	48
Total	$2,041	$280

4. Commitments and Contingencies

Operating Lease

On May 14, 2021, the Company entered into a non-cancelable operating lease for its corporate headquarters located in Boston Massachusetts. The agreement, effective August 1, 2021, had a six month term, and rental costs of approximately $3 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $2 over the term of the lease. The Company has since entered into amendments to the lease which reduced the size of the office space and extended the lease term, which expired in March 2023, for rental costs of approximately $2 per month. Subsequent to March 2023, the lease is month-to-month.

No assets and liabilities were recognized for the corporate headquarters leases at June 30, 2023 and December 31, 2022. Due to the short-term nature of the leases, the Company recognized lease payments as an expense on a straight-line basis over the remaining lease term. For the three months ended June 30, 2023 and 2022, expense under the corporate

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

headquarters lease was in the aggregate $6 and $4, respectively. For the six months ended June 30, 2023 and 2022, expense under the corporate headquarters lease was in the aggregate $11 and $8, respectively.

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

As of June 30, 2023, no milestone or royalty payments had been accrued as there were no potential milestones yet considered probable.

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

On June 1, 2023, the Company discontinued its clinical development of ANA001 and therefore, believes the likelihood of achieving future milestones and royalty payments payable pursuant to the Merger Agreement is remote.  As of June 30,

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

2023, no milestone or royalty payments had been accrued.

YourChoice License Agreement

In connection with the 2020 Merger, the Company assumed the license agreement between ANA and Your Choice Therapeutics, Inc. (the “YourChoice Agreement”). Prior to the 2020 Merger, YourChoice Therapeutics, Inc. granted to ANA, during the term of the YourChoice Agreement, an exclusive, worldwide, fee-bearing license derived from the licensed intellectual property throughout the world. The fees due under the YourChoice Agreement include royalty payments of 0.5% of annual worldwide net sales of each Niclosamide Product (as defined in the 2020 Merger Agreement) and milestone payments in the aggregate of $19.5 million. The first milestone payment due is $5 million upon first receipt of Marketing Approval (as defined in the 2020 Merger Agreement) from the U.S. Food and Drug Administration (“FDA”) for any Niclosamide Product (as defined by the 2020 Merger Agreement), followed by sales milestones of $1 million, $1.5 million, $4 million, and $8 million if worldwide cumulative net sales of a Niclosamide Product are equal to or greater than $500 million, $1, billion, $3, billion, and $5 billion, respectively. The term of the YourChoice Agreement will expire on the expiration or invalidation of the last of the licensed patents under the YourChoice Agreement. On June 2, 2023, the Company notified YourChoice Therapeutics, Inc. that the YourChoice Agreement will terminate on August 31, 2023. As of June 30, 2023, no milestone or royalty payments were accrued for the YourChoice Agreement as no potential milestones were considered probable.

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

As of June 30, 2023, no obligations had been accrued as there were no potential payments under the CVR Agreement or the CVR Amendment that were yet considered probable.

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

As of June 30, 2023, there was sufficient uncertainty with regard to both the outcome of the clinical trials and the ability to obtain sufficient funding to support any of the cash milestone payments, and as such, no liabilities were recorded related to the Pfizer Agreement.

Contingencies

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

5. License and Collaboration Agreement

Beijing SL License and Collaboration Agreement

Upon the close of the 2019 Merger, the License and Collaboration Agreement (the “Beijing SL Agreement”) with Beijing SL Pharmaceutical Co., Ltd. (“Beijing SL”) was assumed by the Company, pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, Gemcabene in mainland China, Hong Kong, Macau and Taiwan. The terms of the Beijing SL Agreement include payments based upon achievement of milestones and royalties on net product sales. Under the Beijing SL Agreement, the Company has variable consideration in the form of milestone payments. As of June 30, 2023, no revenue under the Beijing SL Agreement has been recognized.

6. Stockholders’ Equity

Warrants

The following warrants were outstanding as of June 30, 2023 and December 31, 2022:

Warrant Issuance	June 30, 2023	December 31, 2022	Exercise Price	Expiration Date
July 2018	48	48	$5,602.50	July 2028
April 2020	1,252	1,252	$375.00	April 2025
January 2021	83,338	83,338	$180.90	July 2026
October 2021	143,597	143,597	$112.50	April 2025
November 2022 Series A	423,504	6,768,837	$0.00	December 2023
November 2022 Series B	1,806,837	8,267,170	$0.00	December 2027
Total	2,458,576	15,264,242

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

The November 2022 Series A Warrants and November 2022 Series B Warrants have a cashless exercise provision whereby one warrant can be exchanged for one share of common stock for no additional consideration, which renders the $3.00 per share stated exercise price to be $0.00. During the six months ended June 30, 2023, 6,345,333 Series A Warrants and 6,460,333 Series B Warrants were exchanged for shares of the Company’s common stock.

7. Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative	$24	$211	$(61)	$418
Research and development	-	-	11	-
Total stock-based compensation	$24	$211	$(50)	$418

Stock Options

In December 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”), and in November 2021 and December 2022, the Company adopted the 2021 Inducement Plan and 2022 Equity Incentive Plan (the “2022 Plan”), respectively. The stock option plans provide for the grant of stock options, restricted stock and other equity awards of the Company's common stock to employees, officers, consultants, and directors. Options expire within a period of not more than ten years from the date of grant.

The following table summarizes the Company’s activity related to its stock options for the six months ended June 30, 2023:

			Weighted‑
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at December 31, 2022	36,493	$99.62	8.5	$—
Granted	25,000	$0.67	—	$—
Exercised	-	$—	—	$—
Forfeited/Cancelled	(21,221)	$59.72	—	$—
Outstanding at June 30, 2023	40,272	$59.21	8.9	$-
Vested and expected to vest at June 30, 2023	40,272	$59.21	8.9	$-
Options exercisable at June 30, 2023	38,734	$58.09	8.9	$-

There were no stock options granted for the three months ended June 30, 2023. During the six months ended June 30, 2023, 25,000 stock options were granted to a non-employee consultant that vested in March 2023 upon the Company’s filing of an IND with the FDA for DA-1241. During the three and six months ended June 30, 2022, there were 4,662 and 5,995 stock options granted to non-employee directors that vested over a period of one to three years,. The weighted average fair value per share of options granted during the six months ended June 30, 2023 and 2022 was $0.45 and

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

$12.43, respectively. The weighted average fair value per share of the options granted during the six months ended June 2022 was $9.99.

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

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Six Months Ended
	June 30,
	2023	2022

Expected stock price volatility	82.9%	80.7-85.2%
Expected life of options (years)	5.0	5.5-5.8
Expected dividend yield	—%	—%
Risk free interest rate	3.54%	1.72-3.08%

During the three months ended June 30, 2023 and 2022, 4,273 and 779 stock options vested respectively. During the six months ended June 30, 2023 and 2022, 29,719 and 1,576 stock options vested, respectively.  During the three months ended June 30, 2023 and 2022, 8,888 and 889 stock options were forfeited, respectively.  During the six months ended June 30, 2023 and 2022, 21,221 and 2,000 stock options were forfeited, respectively.

As of June 30, 2023, 5,087,721 shares in the aggregate were available for future issuance under the 2021 Inducement Plan and the 2022 Plan. Unrecognized stock-based compensation cost for the stock options issued under all stock incentive plans was $0.1 million as of June 30, 2023. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.4 years.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Stock options	40,272	36,493	40,272	36,493
Warrants (excluding 2022 Series A Warrants and 2022 Series B Warrants)	228,235	228,235	228,235	228,235

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

The fair value of financial instruments measured on a recurring basis as of June 30, 2023 and December 31, 2022 are as follows:

	As of June 30, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$975	$—	$975	$—
Total liabilities at Fair Value	$975	$—	$975	$—

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$10,796	$—	$—	$10,796
Total liabilities at Fair Value	$10,796	$—	$—	$10,796

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

However, due to the cashless exercise provision of the 2022 Warrants rendering the exercise price effectively at zero, the calculated price per share of the 2022 Warrants was equal to that of a share of common stock. Based on this result, the Company changed its valuation methodology during the six months ended June 30, 2023 and determined that the fair

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

value of the warrants are equal to the underlying stock price at June 30, 2023. Therefore, as of June 30, 2023, these warrant liabilities fell within Level 2 of the fair value hierarchy.

The following table provides a roll-forward of the warrant liabilities measured at fair value for the six months ended June 30, 2023:

Six Months Ended
June 30,
2023
Balance at beginning of period	$10,796
Change in fair value of warrant liabilities	(2,988)
Reclass of warrant liabilities upon exercise of warrants	(6,833)
Balance at end of period	$975

10. Income Taxes

The effective tax rate for the three and six months ended June 30, 2023 and 2022 was zero percent. As a result of the analysis of all available evidence as of June 30, 2023 and December 31, 2022, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three and six months ended June 30, 2023 and 2022. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense. If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

11. Related Party Transactions

Manufacturing Agreement with Dong-A ST

On September 28, 2018, the Company entered into a five year manufacturing and supply agreement with Dong-A for manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials (the “Manufacturing Agreement”). There were no manufacturing related costs under the Manufacturing Agreement for the three and six months ended June 30, 2023 and 2022. The product manufacturing related costs, when incurred, are reflected as research and development expenses.

On June 7, 2020, the Company entered into a manufacturing and supply agreement (the “Manufacturing and Supply Agreement”) with Dong-A for the manufacturing and supply of NB-02 drug product and placebo for the purpose of research and development of NB-02, including but not limited to, the use in the first NB-02 human clinical trial to be conducted by the Company. Under the terms of the Manufacturing and Supply Agreement, upon receipt of a purchase order from the Company no later than 270 days prior to the requested delivery date, Dong-A has agreed to produce for the Company tablets of the NB-02 drug substance and placebos at a specified supply price. The Company is obligated to manufacture, or have manufactured, and supply to Dong-A the active pharmaceutical ingredients which are necessary to manufacture the NB-02 drug product. The Manufacturing and Supply Agreement has a five year term, subject to earlier termination under certain circumstances. The Company recognized no product manufacturing related costs under the Manufacturing and Supply Agreement during the three and six months ended June 30, 2023 and 2022. None of the costs incurred under the Manufacturing Agreement remained unpaid as of June 30, 2023 or December 31, 2022.

Shared Services Agreement

On September 14, 2022, in conjunction with the Dong-A License Agreement, the Company entered into a shared services agreement with Dong-A (the “Shared Services Agreement”), relating to DA-1241 and DA-1726. The Shared Services Agreement provides that Dong-A may provide technical support, pre-clinical development, and clinical trial support

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

services on terms and conditions acceptable to both parties. In addition, the Shared Services Agreement provides that Dong-A will manufacture all of the Company’s clinical requirements of DA-1241 and DA-1726.

Either party may terminate the Shared Services Agreement for the other party’s material breach that is not cured within 30 days of notice. Dong-A may also terminate the Shared Services Agreement in part on a service-by-service or product-by-product basis upon a breach by the Company which is not cured within 30 days.

As of June 30, 2023, the table below summarizes the statements of work (the “SOW”s) executed between the Company and Dong-A pursuant to the Shared Services Agreement:

SOW	Description	SOW amount (1)	R&D expense for the three months ended June 30, 2023	R&D expense for the six months ended June 30, 2023	Accounts payable/Accrued research and development as of June 30, 2023
SOW 2	Secondment of Dong-A Personnel	$120	$30	$30	$-
SOW 3	Manufacture of DA-1241 and DA-1726	780	780	780	780
SOW 4	Preclinical and Research Overhead for DA-1241 and DA-1726	1,231	707	1,033	1,033
SOW 5	Secondment of Dong-A Personnel	18	3	3	3

Total		$2,149	$1,520	$1,846	$1,816

(1)	The SOW 3 amounts provided in the above table represents the expense incurred to manufacture DA-1241 for the three and six months ended June 30, 2023. The SOW 3 amounts in the table above do not reflect the cost to manufacture DA-1726, which is to be provided by Dong-A closer to completion.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

●	DA-1241 is a novel G-Protein-Coupled Receptor 119 (GPR119) agonist that has demonstrated therapeutic potential for both NASH and T2D. In preclinical studies, DA-1241 demonstrated that GPR-119 agonism promotes release of the key gut peptides GLP-1, GIP, and PYY, which have a beneficial effect on liver inflammation, lipid metabolism, weight loss, and glucose metabolism. The therapeutic potential of DA-1241 has been demonstrated in multiple pre-clinical animal models of NASH and T2D whereby DA-1241 reduced hepatic steatosis, hepatic inflammation, and liver fibrosis, while also improving glucose control. Furthermore, in Phase 1a and 1b trials, DA-1241 was well tolerated in both healthy volunteers and those with T2D. We submitted to the U.S Food and Drug Administration (“FDA”), and FDA cleared, an Investigational New Drug (“IND”) application to support a Phase 2a clinical trial of DA-1241 in NASH patients with T2D. In the third quarter of 2023, we intend to initiate the Phase 2a study with the goal of establishing efficacy of DA-1241 in NASH patients with confirmed T2D.
●	DA-1726 is a novel oxyntomodulin (“OXM”) analogue that acts as a glucagon-like peptide-1 receptor (GLP1R) and glucagon receptor (GCGR) dual agonist. The once-weekly, subcutaneous drug candidate is in development for the treatment of obesity, with the potential to address other co-morbidities, including NASH. DA-1726 has demonstrated superior body weight loss in preclinical studies compared with other selective GLP1R agonists. OXM is a naturally-occurring gut hormone that activates GLP1R and GCGR, which decrease food intake while increasing energy expenditure, thus potentially resulting in superior body weight loss compared to selective GLP1R agonists. In the second half of 2023, we intend to file an IND application for DA-1726 and initiate Phase 1 clinical trials, with the goal of establishing the safety of DA-1726 in human subjects.

While we are primarily focused on development of DA-1241 and DA-1726, we also had four legacy therapeutics programs

●	NB-01 was being developed as a treatment for painful diabetic neuropathy (PDN) as a first-line pain management therapy for PDN.
●	NB-02 was being developed to treat the symptoms of cognitive impairment and modify the progression of neurodegenerative diseases associated with the misfunction of a protein called tau, and with amyloid beta plaque deposition.
●	Gemcabene was being developed for the treatment of dyslipidemia, a serious medical condition that increases the risk of life-threatening cardiovascular disease, and was focused on orphan indications such as homozygous familial hypercholesterolemia (HoFH), as well as severe hypertriglyceridemia (SHTG) and for COVID-19.
●	ANA001 is a proprietary oral niclosamide formulation that was being developed as a treatment for patients with moderate COVID-19.

In June 2023, we determined to discontinue our clinical development of ANA001 (niclosamide) and clinical development of Gemcabene for the treatment of COVID-19.

For more information on our business and our product candidates, see “Business-Overview” in Part I, Item 1 of our Annual Report on Form 10-K filed on March 30, 2023.

Our Board of Directors has determined to focus our financial resources and management attention on development of DA-1241 for NASH and T2D and DA-1726 for NASH and obesity. We will continue to consider out-

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

licensing and acquisition opportunities with respect to our legacy programs.

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

Phase 2 Study

In March 2023, we submitted an Investigational New Drug (IND) application to the FDA to support a Phase 2a clinical trial of DA-1241 in NASH patients with pre-diabetes or T2D. The FDA cleared the IND application in May 2023, and we plan to initiate the study in the third quarter of 2023.

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

DA-1726

DA-1726 is a novel OXM analogue functioning as a GLP1R/GCGR dual agonist for the treatment of NASH and obesity. Activation of GLP-1R contributes to central anorexic effect (appetite suppression) and activation of GCGR peripherally enhances basal metabolic rate. Accordingly, non-clinical studies have shown DA-1726 not only reduces food intake but also increases energy expenditure even at the basal resting state, leading to persistent weight loss in diet-induced obese animals. In preclinical mice models administration of DA-1726 resulted in improved weight loss, as well as reduced hepatic steatosis, inflammation, and fibrosis compared to semaglutide as well as another OXM analogue in development. Having stabilized the fragile peptide through several unique modifications, DA-1726 is predicted to be available as a once-weekly regimen to humans. We intend to advance DA-1726 through an IND application during the second half of 2023 and thereafter through initiation of human clinical trials.

Results of Operations

The following table summarizes our operating results for the periods indicated: (dollar amount in thousands)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change

Operating expenses:
Research and development	$2,364	$982	$1,382	$3,001	$1,902	$1,099
General and administrative	1,442	2,237	(795)	3,325	4,192	(867)
Total operating expenses	3,806	3,219	587	6,326	6,094	232
Loss from operations	(3,806)	(3,219)	(587)	(6,326)	(6,094)	(232)
Other income (expense):
Change in fair value of warrant liabilities	3,072	—	3,072	2,988	—	2,988
Other expense	—	(84)	84	—	(84)	84
Loss before income taxes	(734)	(3,303)	2,569	(3,338)	(6,178)	2,840
Provision for income taxes	—	—	—	—	—	—
Net loss	$(734)	$(3,303)	$2,569	$(3,338)	$(6,178)	$2,840

Comparison of Three Months Ended June 30, 2023 and 2022

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs to operations as incurred.

Research and development expenses were approximately $2.4 million for the three months ended June 30, 2023 as compared to approximately $1.0 million for the three months ended June 30, 2022. The approximate $1.4 million increase was primarily related to costs as we prepared for the clinical trial of DA-1241 set to begin in the third quarter of 2023, including increases in drug manufacturing and toxicology studies of $0.7 million and $0.6 million, respectively. The increase is also partially attributable to related clinical study and overhead costs in the aggregate of $0.1 million.

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

General and administrative expenses were approximately $1.4 million for the three months ended June 30, 2023, compared to approximately $2.2 million for the three months ended June 30, 2022. The decrease of approximately $0.8 million in the current period was primarily due to a decrease in professional fees of $0.5 million related to the exploration of business opportunities during the three months ended June 30, 2022, as well as a decrease in insurance costs of approximately $0.2 million, and a decrease in stock-based compensation of $0.2 million, offset primarily by increases in payroll and executive consultants in the aggregate of $0.1 million.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities resulted in a gain of $3.1 million for the three months ended June 30, 2023, primarily resulting from the fluctuation of the underlying stock price of our common stock at June 30, 2023 compared to March 31, 2023. We had no warrant liabilities during the three months ended June 30, 2022.

Other expense

Other expense was $0.1 million for the three months ended June 30, 2022 and consisted primarily of a loss on the sale of fixed assets. We did not incur other expense for the three months ended June 30, 2023.

Comparison of Six Months Ended June 30, 2023 and 2022

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs to operations as incurred.

Research and development expenses were approximately $3.0 million for the six months ended June 30, 2023 as compared to approximately $1.9 million for the six months ended June 30, 2022. The approximate $1.1 million increase was primarily related to costs as we prepared for the clinical trial of DA-1241 set to begin in the third quarter of 2023, including increases in toxicology studies and related to drug manufacturing of $0.9 million and $0.6 million respectively. The increase is partially offset by a decrease in clinical trial costs as we were finishing our ANA 001 study during the six months ended June 30, 2022 of $0.4 million, and a decrease in drug manufacturing for our legacy assets of $0.1 million.

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

General and administrative expenses were approximately $3.3 million for the six months ended June 30, 2023, compared to approximately $4.2 million for the six months ended June 30, 2022. The decrease of approximately $0.9 million in the current period was primarily due to a decrease in professional fees of $0.3 million related to the exploration of business opportunities during the six months ended June 30, 2022, as well as a decrease in insurance costs of approximately $0.4 million, and a decrease in stock-based compensation of $0.5 million, offset primarily by increases in payroll and executive consultant fees in the aggregate of $0.3 million.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities resulted in a gain of $3.0 million for the six months ended June 30, 2023, primarily resulting from the fluctuation of the underlying stock price of our common stock at June 30, 2023 compared to December 31, 2023. We had no warrant liabilities during the six months ended June 30, 2022.

Other expense

Other expense was $0.1 million for the six months ended June 30, 2022 and consisted primarily of a loss on the sale of fixed assets. We did not incur other expense for the six months ended June 30, 2023.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(4,592)	$(7,546)
Net cash used in (provided by) investing activities	(4)	8
Net cash used in financing activities	(80)	—
Net decrease in cash	$(4,676)	$(7,538)

Operating Activities

During the six months ended June 30, 2023, cash used from operating activities was approximately $4.6 million, consisting of our net loss of approximately $3.3 million and a change in the fair value of warrant liabilities of $3.0 million, offset by net changes in working capital cash usage and non-cash expenses in the amount of approximately $1.7 million.

During the six months ended June 30, 2022, cash used in operating activities was approximately $7.5 million, consisting of our net loss of $6.2 million and changes in working capital cash usage in the amount of approximately $1.9 million, offset by non-cash expenses related primarily to stock-based compensation of $0.5 million,

Investing Activities

Cash used in investing activities during the six months ended June 30, 2023 was approximately $4,000 related to the purchase of equipment. Cash provided by investing activities during the six months ended June 30, 2022 was approximately $8,000 related to the sale of equipment. .

Financing Activities

Cash provided by financing activities was approximately $80,000 for the six months ended June 30, 2023 from the payment of financing costs related to a prior financing transaction. There was no cash provided by or used in financing activities during the six months ended June 30, 2022.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

As of June 30, 2023, we had an accumulated deficit of $99.1 million. Our net losses were $0.7 million and $3.3 million for the three months ended June 30, 2023 and 2022, respectively. Our net losses were $3.3 million and $6.2 million for the six months ended June 30, 2023 and 2022, respectively. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2023, we had cash of $28.7 million. We expect to continue to incur significant operating losses in the foreseeable future to support our planned continued clinical development of DA-1241 and DA-1726. We expect that our cash will be adequate to fund operations into the third quarter of 2024. We will need to continue to raise additional funds until we are able to generate sufficient revenues to fund our development activities, however these actions are not solely within our control and we are unable to predict the ultimate outcome of these actions to generate the liquidity ultimately required.

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

During the six months ended June 30, 2023, there were no material changes to our critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K filed on March 30, 2023.

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

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of June 30, 2023. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

Except as provided below under “Remediation Efforts to Address Material Weaknesses,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 1A.RISK FACTORS

Our business, results of operations, and financial condition are subject to various risks and uncertainties, including those described in Part I, Item 1A: Risk Factors in our 2022 Form 10-K. The following risk factor is being provided to supplement and update the risk factors set forth in our 2022 Form 10-K.

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

We have experienced net losses and negative cash flows from operating activities since our inception and have an accumulated deficit of $99.1 million as of June 30, 2023. It is possible we will never generate revenue or profit.

As of June 30, 2023, we had cash and cash equivalents of $28.7 million. Operating at the level of scientific activity described in “Management’s Discussion and Analysis of Financial Statements and Results of Operations – Overview - Recent Developments,” we expect that our cash and cash equivalents will be adequate to fund operations into the third quarter of 2024. Accordingly, we will need to raise additional capital to fund continued operations at the current level beyond the third quarter of 2024.

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

The foregoing factors individually and collectively raise substantial doubt about our ability to continue as a going concern for the full one-year period following the date of this report. For more information, see “Going Concern” under Note 2 to our financial statements included in Item 1 of this Quarterly Report. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, investors could lose all or part of their investment in our Company.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Rule 10b5-1 Trading Plans – Directors and Officers

During the three months ended June 30, 2023, none of the Company's directors or 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

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

Registrant: NeuroBo Pharmaceuticals, Inc.

SIGNATURE	DATE

/s/ Joseph Hooker	August 9, 2023
Joseph Hooker
Interim President and Chief Executive Officer
(Principal Financial Officer and duly authorized to sign on behalf of the registrant)