Form 10-Q
period 2023-09-30
NeuroBo Pharmaceuticals, Inc.
filed 2023-11-13
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-37809

NeuroBo Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	47-2389984
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

545 Concord Avenue, Suite 210 Cambridge, Massachusetts	02138
(Address of principal executive offices)	(Zip Code)

(857) 702-9600

(Registrant’s telephone number, including area code)

200 Berkley Street, Office 19th Floor

Boston, Massachusetts 02116

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of November 9, 2023 was 38,812,518

NeuroBo Pharmaceuticals, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	September 30,
	2023	December 31,
	(unaudited)	2022
Assets
Current assets:
Cash	$25,837	$33,364
Prepaid expenses	308	168
Total current assets	26,145	33,532
Property and equipment, net	41	2
Right-of-use asset	218	—
Other assets	21	—
Total assets	$26,425	$33,534
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,981	$708
Accrued liabilities	1,614	280
Warrant liabilities	1,062	10,796
Lease liability, short-term	65	—
Total current liabilities	4,722	11,784
Lease liability, long-term	153	—
Total liabilities	4,875	11,784
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued or outstanding as of September 30, 2023 and December 31, 2022.	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 38,429,185 and 25,436,019 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	38	25
Additional paid–in capital	124,463	117,520
Accumulated deficit	(102,951)	(95,795)
Total stockholders’ equity	21,550	21,750
Total liabilities and stockholders’ equity	$26,425	$33,534

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$2,292	$571	$5,293	$2,473
General and administrative	1,601	2,533	4,926	6,725
Total operating expenses	3,893	3,104	10,219	9,198
Loss from operations	(3,893)	(3,104)	(10,219)	(9,198)
Other income (expense):
Change in fair value of warrant liabilities	(87)	—	2,901	—
Interest income	162	—	162	—
Other expense	—	(9)	—	(93)
Loss before income taxes	(3,818)	(3,113)	(7,156)	(9,291)
Provision for income taxes	—	—	—	—
Net loss	(3,818)	(3,113)	(7,156)	(9,291)
Other comprehensive loss, net of tax	—	—	—	(4)
Comprehensive loss	$(3,818)	$(3,113)	$(7,156)	$(9,295)
Loss per share:
Net loss per share, basic and diluted	$(0.09)	$(3.50)	$(0.18)	$(10.45)
Weighted average shares of common stock outstanding:
Basic and diluted	40,606,537	888,693	40,517,356	888,693

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

			Additional	Accumulated
	Common Stock		Paid–In	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2021	888,693	$1	$96,420	$4	$(81,828)	$14,597
Stock–based compensation	—	—	207	—	—	207
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(2,875)	(2,875)
Balance at March 31, 2022	888,693	1	96,627	3	(84,703)	11,928
Stock–based compensation	—	—	211	—	—	211
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(3,303)	(3,303)
Balance at June 30, 2022	888,693	$1	$96,838	$—	$(88,006)	$8,833
Stock–based compensation	—	—	218	—	—	218
Net loss	—	—	—	—	(3,113)	(3,113)
Balance at September 30, 2022	888,693	$1	$97,056	$—	$(91,119)	$5,938

Balance at December 31, 2022	25,436,019	$25	$117,520	$—	$(95,795)	$21,750
Issuance of stock from exercise of warrants	1,740,666	2	1,434	—	—	1,436
Stock–based compensation	—	—	(74)	—	—	(74)
Net loss	—	—	—	—	(2,604)	(2,604)
Balance at March 31, 2023	27,176,685	27	118,880	—	(98,399)	20,508
Issuance of stock from exercise of warrants	11,065,000	11	5,387	—	—	5,398
Stock–based compensation	—	—	24	—	—	24
Net loss	—	—	—	—	(734)	(734)
Balance at June 30, 2023	38,241,685	$38	$124,291	$—	$(99,133)	$25,196
Issuance of stock for vested restricted stock units	187,500	—	—	—	—	—
Stock–based compensation	—	—	172	—	—	172
Net loss	—	—	—	—	(3,818)	(3,818)
Balance at September 30, 2023	38,429,185	$38	$124,463	$—	$(102,951)	$21,550

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net loss	$(7,156)	$(9,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	122	636
Non-cash lease expense	5	8
Depreciation	2	19
Loss on sale of property and equipment	—	75
Change in fair value of warrant liabilities	(2,901)	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(161)	(627)
Accounts payable	1,273	114
Accrued and other liabilities	1,410	(839)
Net cash used in operating activities	(7,406)	(9,905)
Investing activities
Sale of property and equipment	—	8
Purchases of property and equipment	(41)	—
Net cash used in (provided by) investing activities	(41)	8
Financing activities
Payment of issuance costs	(80)	(134)
Net cash used in financing activities	(80)	(134)
Net decrease in cash	(7,527)	(10,031)
Cash at beginning of period	33,364	16,387
Cash at end of period	$25,837	$6,356
Supplemental non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$223	$—
Cash paid for amounts included in the measurement of lease liability	$7	$—
Modification of right-of-use asset and associated liability	$—	$62
Unpaid deferred issuance costs	$—	$205
Reclassification of warrant liabilities upon exercise of warrants	$6,833	$—

See accompanying notes to condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts) (unaudited)

1. The Company and Basis of Presentation

NeuroBo Pharmaceuticals, Inc. (together with its subsidiaries, the “Company” or “NeuroBo”), is a clinical-stage biotechnology company with two primary programs focused on treatment of nonalcoholic steatohepatitis (“NASH”), obesity, and type 2 diabetes mellitus (“T2D”):

●	DA-1241 is a novel G-Protein-Coupled Receptor 119 (GPR119) agonist that in preclinical studies demonstrated therapeutic potential for both NASH and T2D. Furthermore, in Phase 1a and 1b trials, DA-1241 was well tolerated in both healthy volunteers as well as in T2D patients. The U.S Food and Drug Administration (“FDA”) cleared an Investigational New Drug (“IND”) application to support a Phase 2a clinical trial of DA-1241 in NASH patients. In the third quarter of 2023, the Company initiated the Phase 2a study with the goal of establishing efficacy of DA-1241 in NASH patients with confirmed pre-diabetes or T2D.
●	DA-1726 is a novel oxyntomodulin (“OXM”) analogue that acts as a glucagon-like peptide-1 receptor (GLP1R) and glucagon receptor (GCGR) dual agonist, currently in development for the treatment of obesity, with the potential to address NASH. In the fourth quarter of 2023 the Company intends to file an IND application for DA-1726 and initiate Phase 1 clinical trials, with the goal of establishing the safety of DA-1726 in human subjects.

The Company had previously focused its efforts on four therapeutic programs: ANA001, NB-01, NB-02 and gemcabene. In June 2023, the Company decided to discontinue its clinical development of ANA001 (niclosamide) and clinical development of gemcabene for the treatment of COVID-19.

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

As of September 30, 2023, the Company had $25.8 million in cash deposits. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $103.0 million as of September 30, 2023. The Company’s net losses were $3.8 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively, and $7.2 million and $9.3 million for the nine months ended September 30, 2023 and 2022, respectively.  Due to the ongoing Phase 2a study of DA-1241 and the planned Phase 1 clinical trials for DA-1726, the Company expects to continue to incur net losses for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its existing cash will be sufficient to fund its operations into the fourth quarter of 2024. The Company plans to continue to fund its operations and capital funding needs through a combination of equity offerings, debt financings, or other sources, potentially including collaborations, licenses and other similar arrangements. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company's stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company's ability to conduct its business. If the Company is unable to raise additional capital, the Company may slow down or stop its ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on the Company.

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

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

3. Balance Sheet Detail

Property and Equipment

Property and equipment consist of the following as of:

	September 30, 2023	December 31, 2022
Office equipment	$71	$30
Less accumulated depreciation	(30)	(28)
Property and equipment, net	$41	$2

Accrued liabilities

Accrued liabilities consist of the following as of:

	September 30, 2023	December 31, 2022
External research and development expenses	$1,475	$109
Payroll related	13	100
Professional services	126	23
Other	—	48
Total	$1,614	$280

4. Commitments and Contingencies

Operating Leases

New Corporate Headquarters Lease

In August 2023, the Company entered a non-cancelable operating lease for its new corporate headquarters in Boston (the “New Corporate Headquarters Lease”). The initial lease term is for three years with an option to renew for an additional two-year term. The lease commenced on September 1, 2023 and expires on August 31, 2026. The operating lease is subject to a security deposit of $21. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 11%, which corresponds to the Company’s incremental borrowing rate. As of September 30, 2023, the weighted average remaining lease term was 2.9 years. For the three and nine months ended September 30, 2023, expense under the New Corporate Headquarters Lease was $7.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of September 30, 2023:

As of
September 30,
2023 (October 1 to December 31)	21
2024	86
2025	89
2026	60
Total lease payments	256
Less effect of discounting	(38)
Total	218
Short-term portion	(65)
Long-term portion	$153

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

Former Corporate Headquarters Lease

On May 14, 2021, the Company entered into a non-cancelable operating lease for its corporate headquarters located in Boston Massachusetts. (the “Former Corporate Headquarters Lease”). The agreement, effective August 1, 2021, had a six month term, and rental costs of approximately $3 per month prior to the application of certain rent concessions granted by the landlord in the amount of approximately $2 over the term of the lease. The Company has since entered into amendments to the Former Corporate Headquarters Lease which reduced the size of the office space and extended the lease term, which expired in March 2023, for rental costs of approximately $2 per month. Subsequent to March 2023, the lease was month-to-month.

No assets and liabilities were recognized for the corporate headquarters leases at September 30, 2023 and December 31, 2022. Due to the short-term nature of the leases, the Company recognized lease payments as an expense on a straight-line basis over the remaining lease term. For the three months ended June 30, 2023 and 2022, expense under the corporate headquarters lease was in the aggregate $5 and $3, respectively. For the nine months ended September 30, 2023 and 2022, expense under the Former Corporate Headquarters Lease was $16 and $11, respectively.

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

As of September 30, 2023, no milestone or royalty payments had been accrued as there were no potential milestones yet achieved or considered probable.

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

On June 1, 2023, the Company discontinued its clinical development of ANA001 and therefore, believes the likelihood of achieving future milestones and royalty payments payable pursuant to the Merger Agreement is remote.  As of September 30, 2023, no milestones had been achieved or considered probable, therefore, no milestone payments were approved.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

YourChoice License Agreement

In connection with the 2020 Merger, the Company assumed the license agreement between ANA and Your Choice Therapeutics, Inc. (the “YourChoice Agreement”). Prior to the 2020 Merger, YourChoice Therapeutics, Inc. granted to ANA, during the term of the YourChoice Agreement, an exclusive, worldwide, fee-bearing license derived from the licensed intellectual property throughout the world. The fees due under the YourChoice Agreement include royalty payments of 0.5% of annual worldwide net sales of each Niclosamide Product (as defined in the 2020 Merger Agreement) and milestone payments in the aggregate of $19.5 million. The first milestone payment due is $5 million upon first receipt of Marketing Approval (as defined in the 2020 Merger Agreement) from the FDA for any Niclosamide Product (as defined by the 2020 Merger Agreement), followed by sales milestones of $1 million, $1.5 million, $4 million, and $8 million if worldwide cumulative net sales of a Niclosamide Product are equal to or greater than $500 million, $1, billion, $3, billion, and $5 billion, respectively. The term of the YourChoice Agreement will expire on the expiration or invalidation of the last of the licensed patents under the YourChoice Agreement. On June 2, 2023, the Company notified YourChoice Therapeutics, Inc. that the YourChoice Agreement terminated on August 31, 2023. We did not incur milestone or royalty payments pursuant to the YourChoice Agreement.

Gemphire Contingent Value Rights Agreement

On December 30, 2019, the Company entered into a definitive merger agreement (the “2019 Merger”) with Gemphire Therapeutics, Inc. (“Gemphire”). In connection with the 2019 Merger, Gemphire entered into the Contingent Value Rights Agreement (the “CVR Agreement”) with Grand Rapids Holders’ Representative, LLC, as representative of Gemphire’s stockholders prior to the 2019 Merger (the “Holders’ Representative”), and Computershare Inc. and Computershare Trust Company, N.A. as the rights agents (collectively, the “Rights Agent”). Under the CVR Agreement, which NeuroBo assumed in connection with the 2019 Merger, the holders of Gemphire shares at the time of the 2019 Merger (collectively, the “CVR Holders”) were entitled to receive 80% of the proceeds from the grant, sale, or transfer of rights to Gemcabene.

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

As of September 30, 2023, no obligations had been accrued as there were no potential payments under the CVR Agreement or the CVR Amendment that were yet achieved or considered probable.

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

As of September 30, 2023, the Company had not achieved any milestones under the Pfizer Agreement, nor were any milestones considered probable, and therefore, no liabilities were recorded.

Contingencies

From time to time, the Company may be subject to various claims and suits arising in the ordinary course of business. The Company does not expect that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

5. License and Collaboration Agreement

Beijing SL License and Collaboration Agreement

Upon the close of the 2019 Merger, the License and Collaboration Agreement (the “Beijing SL Agreement”) with Beijing SL Pharmaceutical Co., Ltd. (“Beijing SL”) was assumed by the Company, pursuant to which the Company granted Beijing SL an exclusive royalty-bearing license to research, develop, manufacture and commercialize pharmaceutical products comprising, as an active ingredient, Gemcabene in mainland China, Hong Kong, Macau and Taiwan. The terms of the Beijing SL Agreement include payments based upon achievement of milestones and royalties on net product sales. Under the Beijing SL Agreement, the Company has variable consideration in the form of milestone payments. As of September 30, 2023, no revenue under the Beijing SL Agreement had been recognized.

6. Stockholders’ Equity

Warrants

The following warrants were outstanding as of September 30, 2023 and December 31, 2022:

Warrant Issuance	September 30, 2023	December 31, 2022	Exercise Price	Expiration Date
July 2018	48	48	$5,602.50	July 2028
April 2020	1,252	1,252	$375.00	April 2025
January 2021	83,338	83,338	$180.90	July 2026
October 2021	143,597	143,597	$112.50	April 2025
November 2022 Series A	423,504	6,768,837	$0.00	December 2023
November 2022 Series B	1,806,837	8,267,170	$0.00	December 2027
Total	2,458,576	15,264,242

The November 2022 Series A Warrants and November 2022 Series B Warrants have a cashless exercise provision whereby one warrant can be exchanged for one share of common stock for no additional consideration, which renders the $3.00 per share stated exercise price to be $0.00. During the nine months ended September 30, 2023, 6,345,333 Series A Warrants and 6,460,333 Series B Warrants were exchanged for shares of the Company’s common stock.

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

7. Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative	$172	$218	$111	$636
Research and development	-	-	11	-
Total stock-based compensation	$172	$218	$122	$636

In December 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”), and in November 2021 and December 2022, the Company adopted the 2021 Inducement Plan and 2022 Equity Incentive Plan (the “2022 Plan”), respectively. These plans provide for the grant of stock options, restricted stock and other equity awards of the Company's common stock to employees, officers, consultants, and directors. Options expire within a period of not more than ten years from the date of grant.

As of September 30, 2023, 3,789,032 shares in the aggregate were available for future issuance under the 2021 Inducement Plan and the 2022 Plan. Unrecognized stock-based compensation cost for the stock options issued under all stock incentive plans was $0.6 million as of September 30, 2023. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.9 years.

Stock Options

The following table summarizes the Company’s activity related to its stock options for the nine months ended September 30, 2023:

			Weighted‑
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at December 31, 2022	36,493	$99.62	8.5	$—
Granted	25,000	$0.67	—	$—
Exercised	-	$—	—	$—
Forfeited/Cancelled	(21,221)	$59.72	—	$—
Outstanding at September 30, 2023	40,272	$59.21	8.7	$—
Vested and expected to vest at September 30, 2023	40,272	$59.21	8.7	$—
Options exercisable at September 30, 2023	39,012	$58.34	8.7	$—

There were no stock options granted for the three months ended September 30, 2023 or 2022. During the nine months ended September 30, 2023, 25,000 stock options were granted to a non-employee consultant that vested in March 2023 upon the Company’s filing of an IND with the FDA for DA-1241. During the nine months ended September 30, 2022, there were 5,995 stock options granted to non-employee directors that vested over a period of one to three years. The weighted average fair value per share of options granted during the nine months ended September 30, 2023 and 2022 was $0.45 and $12.43, respectively.

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

During the three months ended September 30, 2023 and 2022, 278 and 775 stock options vested respectively. During the nine months ended September 30, 2023 and 2022, 29,997 and 2,351 stock options vested, respectively.  During the three month periods ended September 30, 2023 and 2022, no stock options were forfeited.  During the nine months ended September 30, 2023 and 2022, 21,221 and 2,000 stock options were forfeited, respectively.

Restricted Stock Units

During the nine months ended September 30, 2023, the Company awarded restricted stock units (“RSUs”) to employees and directors. The vested restricted stock units vest through the passage of time, assuming continued service. The fair value of the RSUs, at the time of grant, is expensed on a straight-line basis over the vesting period of the RSUs as the services are provided. The following table summarizes the Company’s activity related to its restricted stock units for the nine months ended September 30, 2023:

		Weighted
		Average
	Number of	Grant Date Fair Value
	RSUs	Price
Outstanding at December 31, 2022	-
Granted	1,354,939	$0.56
Vested and released	(187,500)	$0.50
Forfeited/Cancelled	(56,250)	$0.50
Outstanding at September 30, 2023	1,111,189	$0.57

8. Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities if their effect is antidilutive. Diluted

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Dilutive common stock equivalents are comprised of options and RSUs outstanding under the Company's stock incentive plans and warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

The basic net loss per share calculation includes the 2022 Series A Warrants and 2022 Series B Warrants given that these instruments are exchangeable into common stock for which no additional consideration is required from the holder. The following potential shares of common stock were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Stock options	40,272	36,493	40,272	36,493
RSUs	1,111,189	—	1,111,189	—
Warrants (excluding 2022 Series A Warrants and 2022 Series B Warrants)	228,235	228,235	228,235	228,235

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

The fair value of financial instruments measured on a recurring basis as of September 30, 2023 and December 31, 2022 are as follows:

	As of September 30, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$1,062	$—	$1,062	$—
Total liabilities at Fair Value	$1,062	$—	$1,062	$—

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$10,796	$—	$—	$10,796
Total liabilities at Fair Value	$10,796	$—	$—	$10,796

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

However, due to the cashless exercise provision of the 2022 Warrants rendering the exercise price effectively at zero, the calculated price per share of the 2022 Warrants approximated that of a share of common stock. Based on this result, the Company changed its valuation methodology during the nine months ended September 30, 2023 and determined that the fair value of the warrants are equal to the underlying stock price at September 30, 2023. Therefore, as of September 30, 2023, these warrant liabilities fell within Level 2 of the fair value hierarchy.

The following table provides a roll-forward of the warrant liabilities measured at fair value for the nine months ended September 30, 2023:

Nine Months Ended
September 30,
2023
Balance at beginning of period	$10,796
Change in fair value of warrant liabilities	(2,901)
Reclass of warrant liabilities upon exercise of warrants	(6,833)
Balance at end of period	$1,062

10. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2023 and 2022 was zero percent. As a result of the analysis of all available evidence as of September 30, 2023 and December 31, 2022, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit for the three and nine months ended September 30, 2023 and 2022. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense. If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

11. Related Party Transactions

Manufacturing Agreement with Dong-A ST

On September 28, 2018, the Company entered into a five year manufacturing and supply agreement with Dong-A for manufacturing and supply of NB-01 drug substance and placebos for the purpose of research and development to be used in Phase 3 clinical trials (the “Manufacturing Agreement”). There were no manufacturing related costs under the Manufacturing Agreement for the three and nine months ended September 30, 2023 and 2022. The product manufacturing related costs, when incurred, are reflected as research and development expenses.

On June 7, 2020, the Company entered into a manufacturing and supply agreement (the “Manufacturing and Supply Agreement”) with Dong-A for the manufacturing and supply of NB-02 drug product and placebo for the purpose of research and development of NB-02, including but not limited to, the use in the first NB-02 human clinical trial to be conducted by the Company. Under the terms of the Manufacturing and Supply Agreement, upon receipt of a purchase order from the Company no later than 270 days prior to the requested delivery date, Dong-A has agreed to produce for the Company tablets of the NB-02 drug substance and placebos at a specified supply price. The Company is obligated to manufacture, or have manufactured, and supply to Dong-A the active pharmaceutical ingredients which are necessary to manufacture the NB-02 drug product. The Manufacturing and Supply Agreement has a five year term, subject to earlier

NeuroBo Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements -continued

(Dollar amounts in thousands, except per share amounts) (unaudited)

termination under certain circumstances. The Company recognized no product manufacturing related costs under the Manufacturing and Supply Agreement during the three and nine months ended September 30, 2023 and 2022. None of the costs incurred under the Manufacturing Agreement remained unpaid as of September 30, 2023 or December 31, 2022.

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

As of September 30, 2023, the table below summarizes the statements of work (the “SOW”s) executed between the Company and Dong-A pursuant to the Shared Services Agreement:

SOW	Description	SOW amount	R&D expense for the three months ended September 30, 2023	R&D expense for the nine months ended September 30, 2023	Accounts payable/Accrued research and development as of September 30, 2023
SOW 2	Secondment of Dong-A Personnel	$120	$30	$30	$-
SOW 3	Manufacture of DA-1241 and DA-1726(1)	789	9	789	9
SOW 4	Preclinical and Research Overhead for DA-1241 and DA-1726	1,422	372	1,405	1,275
SOW 5	Secondment of Dong-A Personnel	18	5	7	5

Total		$2,349	$416	$2,231	$1,289

(1)	The SOW 3 amounts provided in the above table represents the expense incurred to manufacture DA-1241 for the three and nine months ended September 30, 2023. The SOW 3 amounts in the table above do not reflect the entire cost to manufacture DA-1726, which is to be provided by Dong-A closer to completion.

12. Subsequent Event

Since September 30, 2023, 383,333 2022 Series B Warrants were exchanged for shares of the Company’s common stock.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on management’s beliefs, assumptions and expectations and information currently available to management. All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding our ability to execute on our commercial strategy, the timeline for regulatory submissions, regulatory steps and potential regulatory approval of our current and future product candidates, the ability to realize the benefits of the license agreement with Dong-A ST Co. Ltd., including the impact on future financial and operating results of NeuroBo; the ability to integrate the product candidates into our business in a timely and cost-efficient manner; the cooperation of our contract manufacturers, clinical study partners and others involved in the development of our current and future product candidates; our ability to initiate clinical trials on a timely basis; our ability to recruit subjects for our clinical trials; costs related to the license agreement, known and unknown, including costs of any litigation or regulatory actions relating to the license agreement; changes in applicable laws or regulations; effects of changes to our stock price on the terms of the license agreement and any future fundraising and other risks and uncertainties described in our filings with the SEC.

In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. In addition, statements that “we believe,” “we expect,” “we anticipate” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that might subsequently arise.

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

Overview

NeuroBo Pharmaceuticals, Inc. (the “Company,” “NeuroBo,” “we,” “us” or “our”) is a clinical-stage

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

biotechnology company focused primarily on developing and commercializing novel pharmaceuticals to treat cardiometabolic diseases. NeuroBo has two primary programs focused on treatment of nonalcoholic steatohepatitis (“NASH”), obesity and type 2 diabetes mellitus (“T2D”):

●	DA-1241 is a novel G-Protein-Coupled Receptor 119 (GPR119) agonist that has demonstrated therapeutic potential for both NASH and T2D. In preclinical studies, DA-1241 demonstrated that GPR-119 agonism promotes release of the key gut peptides GLP-1, GIP, and PYY, which have a beneficial effect on liver inflammation, lipid metabolism, weight loss, and glucose metabolism. The therapeutic potential of DA-1241 has been demonstrated in multiple pre-clinical animal models of NASH and T2D whereby DA-1241 reduced hepatic steatosis, hepatic inflammation, and liver fibrosis, while also improving glucose control. Furthermore, in Phase 1a and 1b trials, DA-1241 was well tolerated in both healthy volunteers and those with T2D. The U.S Food and Drug Administration (“FDA”) cleared an Investigational New Drug (“IND”) application to support a Phase 2a clinical trial of DA-1241 in NASH patients. In the third quarter of 2023, we initiated the Phase 2a study with the goal of establishing efficacy of DA-1241 in NASH patients with confirmed pre-diabetes or T2D.
●	DA-1726 is a novel oxyntomodulin (“OXM”) analogue that acts as a glucagon-like peptide-1 receptor (GLP1R) and glucagon receptor (GCGR) dual agonist. The once-weekly subcutaneous drug candidate is in development for the treatment of obesity, with the potential to address other co-morbidities, including NASH. DA-1726 has demonstrated superior body weight loss in preclinical studies compared with other selective GLP1R agonists. OXM is a naturally-occurring gut hormone that activates GLP1R and GCGR, which decrease food intake while increasing energy expenditure, thus potentially resulting in superior body weight loss compared to selective GLP1R agonists. In the fourth quarter of 2023 we intend to file an IND application for DA-1726 and initiate Phase 1 clinical trials, with the goal of establishing the safety of DA-1726 in human subjects.

While we are primarily focused on development of DA-1241 and DA-1726, we also had four legacy therapeutics programs:

●	NB-01 was being developed as a treatment for painful diabetic neuropathy (PDN) as a first-line pain management therapy for PDN.
●	NB-02 was being developed to treat the symptoms of cognitive impairment and modify the progression of neurodegenerative diseases associated with the misfunction of a protein called tau, and with amyloid beta plaque deposition.
●	Gemcabene was being developed for the treatment of dyslipidemia, a serious medical condition that increases the risk of life-threatening cardiovascular disease, and was focused on orphan indications such as homozygous familial hypercholesterolemia (HoFH), as well as severe hypertriglyceridemia (SHTG) and for COVID-19.
●	ANA001 is a proprietary oral niclosamide formulation that was being developed as a treatment for patients with moderate COVID-19.

In June 2023, we decided to discontinue our clinical development of ANA001 (niclosamide) and clinical development of Gemcabene for the treatment of COVID-19.

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

Current Scientific Activity

Following consummation of the License Agreement between Dong-A ST Co, Ltd and us, dated September 14, 2022, we have two primary programs focused on treatment of NASH, obesity and T2D:

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

Phase 2 Study

In March 2023, we submitted an Investigational New Drug (IND) application to the FDA to support a Phase 2a clinical trial of DA-1241 in NASH patients with pre-diabetes or T2D. The FDA cleared the IND application in May 2023, and we initiated the study in the third quarter of 2023.

The two-part, Phase 2a trial is designed to be a 16-week, multicenter, randomized, double-blind, placebo-controlled, parallel clinical study to evaluate the efficacy and safety of DA-1241 in subjects with presumed NASH and confirmed pre-diabetes or T2D.

Part 1 is exploring the efficacy of DA-1241 versus placebo, and is expected to enroll 49 subjects, with a planned maximum of 55 subjects to account for early discontinuations. Subjects are being randomized in a 1:2:1 ratio into 3 treatment groups: DA-1241 50 mg, DA-1241 100 mg, or placebo.

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

DA-1726

DA-1726 is a novel OXM analogue functioning as a GLP1R/GCGR dual agonist for the treatment of NASH and obesity. Activation of GLP-1R contributes to central anorexic effect (appetite suppression) and activation of GCGR peripherally enhances basal metabolic rate. Accordingly, non-clinical studies have shown DA-1726 not only reduces food intake but also increases energy expenditure even at the basal resting state, leading to persistent weight loss in diet-induced obese animals. In preclinical mice models administration of DA-1726 resulted in improved weight loss, as well as reduced hepatic steatosis, inflammation, and fibrosis compared to semaglutide as well as another OXM analogue in development. Having stabilized the fragile peptide through several unique modifications, DA-1726 is predicted to be available as a once-weekly regimen to humans. We intend to advance DA-1726 through an IND application during the fourth quarter of 2023 and thereafter through initiation of human clinical trials.

Results of Operations

The following table summarizes our operating results for the periods indicated: (dollar amounts in thousands)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change

Operating expenses:
Research and development	$2,292	$571	$1,721	$5,293	$2,473	$2,820
General and administrative	1,601	2,533	(932)	4,926	6,725	(1,799)
Total operating expenses	3,893	3,104	789	10,219	9,198	1,021
Loss from operations	(3,893)	(3,104)	(789)	(10,219)	(9,198)	(1,021)
Other income (expense):
Change in fair value of warrant liabilities	(87)	—	(87)	2,901	—	2,901
Interest income	162	—	162	162	—	162
Other expense	—	(9)	9	—	(93)	93
Loss before income taxes	(3,818)	(3,113)	(705)	(7,156)	(9,291)	2,135
Provision for income taxes	—	—	—	—	—	—
Net loss	$(3,818)	$(3,113)	$(705)	$(7,156)	$(9,291)	$2,135

Comparison of Three Months Ended September 30, 2023 and 2022

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs to operations as incurred.

Research and development expenses were approximately $2.3 million for the three months ended September 30, 2023 as compared to approximately $0.6 million for the three months ended September 30, 2022. The increase of approximately $1.7 million was primarily due to costs related to our clinical trial of DA-1241 which we initiated in the third quarter of 2023, including increases in clinical trial costs and toxicology studies of $1.3 million and $0.4 million, respectively.

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

General and administrative expenses were approximately $1.6 million for the three months ended September 30, 2023, compared to approximately $2.5 million for the three months ended September 30, 2022. The decrease of approximately $0.9 million was primarily due to a decrease in professional fees of $0.7 million primarily related to the exploration of business opportunities during the three months ended September 30, 2022, as well as a decrease in insurance costs of approximately $0.2 million.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities resulted in a loss of $0.1 million for the three months ended September 30, 2023, primarily resulting from the fluctuation of the underlying stock price of our common stock at September 30, 2023 compared to December 31, 2022. We had no warrant liabilities during the three months ended September 30, 2022.

Interest Income

Interest income for the three months ended September 30, 2023 was $0.2 million and was related to cash deposits. Interest income for the three months ended September 30, 2022 was nominal.

Other expense

We did not incur other expense for the three months ended September 30, 2023. Other expense for the three months ended September 30, 2022 was nominal.

Comparison of Nine Months Ended September 30, 2023 and 2022

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs to operations as incurred.

Research and development expenses were approximately $5.3 million for the nine months ended September 30, 2023 as compared to approximately $2.5 million for the nine months ended September 30, 2022. The increase of approximately $2.8 million was primarily due to costs related to our clinical trial of DA-1241 which we initiated in the third quarter of 2023, including increases in clinical trial costs, toxicology studies and related costs to drug manufacturing of $0.9 million, $1.6 million, and $0.5 million, respectively. The increase is partially offset by a decrease in general research and development overhead, as we were finishing our ANA001 study, during the nine months ended September 30, 2022 of $0.2 million.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

General and administrative expenses were approximately $4.9 million for the nine months ended September 30, 2023, compared to approximately $6.7 million for the nine months ended September 30, 2022. The decrease of approximately $1.8 million was primarily due to a decrease in professional fees of $1.0 million primarily related to the exploration of business opportunities during the nine months ended September 30, 2022, as well as a decrease in insurance costs of approximately $0.7 million and a decrease in stock-based compensation of $0.5 million, offset partially by increases in payroll and executive consultant fees in the aggregate of $0.4 million.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities resulted in a gain of $2.9 million for the nine months ended September 30, 2023, primarily resulting from the fluctuation of the underlying stock price of our common stock at September 30, 2023 compared to December 31, 2022. We had no warrant liabilities during the nine months ended September 30, 2022.

Interest Income

Interest income for the nine months ended September 30, 2023 was $0.2 million and was related to cash deposits. Interest income for the nine months ended September 30, 2023 was nominal.

Other expense

Other expense was $0.1 million for the nine months ended September 30, 2022 and consisted primarily of a loss on the sale of fixed assets. We did not incur other expense for the nine months ended September 30, 2023.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(7,406)	$(9,905)
Net cash (used in) provided by investing activities	(41)	8
Net cash used in financing activities	(80)	(134)
Net decrease in cash	$(7,527)	$(10,031)

Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities was approximately $7.4 million, consisting of our net loss of approximately $7.2 million and a change in the fair value of warrant liabilities of $2.9 million, offset partially by net changes in working capital and non-cash expenses in the amount of approximately $2.7 million in the aggregate. The net change in working capital was primarily due to increased accounts payable and accrued expenses related to expenses associated with our clinical trial of DA-1241.

During the nine months ended September 30, 2022, cash used in operating activities was approximately $9.9 million, consisting of our net loss of $9.3 million and changes in working capital cash usage in the amount of

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

approximately $1.3 million, offset partially by non-cash expenses related primarily to stock-based compensation of $0.7 million.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2023 was approximately $41,000 for the purchase of equipment. Cash provided by investing activities during the nine months ended September 30, 2022 was approximately $8,000 for the sale of equipment.

Financing Activities

Cash used in financing activities was approximately $80,000 for the nine months ended September 30, 2023 from the payment of financing costs related to a prior financing transaction. Cash used in financing activities was $0.1 million for the nine months ended September 30, 2022.

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

As of September 30, 2023, we had an accumulated deficit of $103.0 million. Our net losses were $3.8 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively. Our net losses were $7.2 million and $9.3 million for the nine months ended September, 2023 and 2022, respectively. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	pursue clinical development for any of our current product candidates;
●	initiate preclinical studies and clinical trials with respect to any additional indications for our current product candidates and any future product candidates that we may pursue;
●	acquire or in-license other product candidates and/or technologies;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific administrative and commercial personnel;
●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure and/or enter into partnership arrangements to commercialize any products for which we may obtain regulatory approval; or
●	add administrative, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and to support our being a public reporting company

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

As of September 30, 2023, we had cash deposits in the amount of $25.8 million. We expect to continue to incur significant operating losses in the foreseeable future to support our planned continued clinical development of DA-1241 and DA-1726. We expect that our cash will be adequate to fund operations into the fourth quarter of 2024. We will need to continue to raise additional funds until we are able to generate sufficient revenues to fund our development activities, however these actions are not solely within our control and we are unable to predict the ultimate outcome of these actions to generate the liquidity ultimately required.

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

During the nine months ended September 30, 2023, there were no material changes to our critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K filed on March 30, 2023.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of September 30, 2023. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

Except as provided below under “Remediation Efforts to Address Material Weaknesses,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Efforts to Address Material Weaknesses

We are in the process of remediating, but have not yet remediated, the material weaknesses described above. Under the oversight of the audit committee, management is developing a detailed plan and timetable for the implementation of appropriate remedial measures to address the material weaknesses. As of the date of this quarterly report, we are in the process of making the following changes in our internal control environment to help remediate the material weaknesses:

•	we have added additional accounting personnel, enabling us to alleviate the lack of segregation of duties over certain financial reporting processes;
•	we will enhance the controls over disbursements, separating the functions of initiating and approving to two separate individuals;

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

•	we will implement enhanced controls relative to the review and oversight of the accounting for review of journal entries, cash disbursements and financial reporting.
•	we will restrict administrator rights to only those individuals who require access.

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

We have experienced net losses and negative cash flows from operating activities since our inception and have an accumulated deficit of $103.0 million as of September 30, 2023. It is possible we will never generate revenue or profit.

As of September 30, 2023, we had cash deposits of $25.8 million. Operating at the level of scientific activity described in “Management’s Discussion and Analysis of Financial Statements and Results of Operations – Overview - Recent Developments,” we expect that our cash deposits will be adequate to fund operations into the fourth quarter of 2024. Accordingly, we will need to raise additional capital to fund continued operations at the current level beyond the third quarter of 2024.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

On July 31, 2023, the Company submitted a request to Nasdaq for a 180-day extension to regain compliance with the Minimum Bid Price Requirement. The Company indicated to Nasdaq that it met the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provided notice of its intention to cure the deficiency during the extended compliance period by effecting a reverse stock split, if necessary. On June 28, 2023, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio between 1-for-5 and 1-for-8, with the decision of whether to implement such split being subject to the discretion of the Company’s Board of Directors.

On August 8, 2023, the Company received a letter from Nasdaq advising that the Company had been granted a 180-day extension to February 5, 2024 to regain compliance with the Minimum Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A).We continue to monitor the closing bid price of our common stock and consider our available options to resolve our noncompliance with the minimum bid price requirement. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or we will otherwise be in compliance with other Nasdaq listing criteria. If we fail to regain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements for the Nasdaq Capital Market in the future and Nasdaq may delist our common stock.

Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by Nasdaq, the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

If we seek to implement a reverse stock split to remain listed on the NASDAQ Capital Market, the announcement or implementation of a reverse stock split could significantly negatively affect the price of our common stock. As stated above, our stockholders have approve a reverse stock split of the Company’s issued and outstanding common stock at a ratio between 1-for-5 and 1-for-8, with the decision of whether to implement such split being subject to the discretion of the Company’s Board of Directors. Additionally, in 2020, the SEC approved a previously proposed NASDAQ rule change to expedite delisting of securities with a closing bid price at or below $0.10 for 10 consecutive trading days during any bid price compliance period and that have had one or more reverse stock splits with a cumulative ratio of 1 for 250 or more shares over the prior two-year period. In addition, if a company falls out of compliance with the $1.00 minimum bid price after completing reverse stock splits over the immediately preceding two years that cumulatively result in a ratio of 1 for 250 shares, the company will not be able to avail itself of any bid price compliance periods under Rule 5810(c)(3)(A), and NASDAQ will instead require the issuance of a Staff delisting determination. The company could appeal the determination to a hearings panel, which could grant the company a 180-day exception to remain listed if it believes the company would be able to achieve and maintain compliance with the bid price requirement. Following the exception, we would be subject to the procedures applicable to a company with recurring deficiencies (NASDAQ Rule 5815(d)(4)(B)).

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

ITEM 5.OTHER INFORMATION

Rule 10b5-1 Trading Plans – Directors and Officers

During the three months ended September 30, 2023, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

ITEM 6.           EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Third Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 10, 2016).
3.2	Second Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020).
10.1

Employment Agreement entered into on August 11, 2023 by and between NeuroBo Pharmaceuticals, Inc. and Hyung Heon Kim (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 14, 2023).

10.2*	Lease Agreement, dated as of August 23, 2023, by and between Alewife Properties LLC and NeuroBo Pharmaceuticals, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
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

Registrant: NeuroBo Pharmaceuticals, Inc.

SIGNATURE	DATE

/s/ Hyung Heon Kim	November 13, 2023
Hyung Heon Kim
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Marshall H. Woodworth	November 13, 2023
Marshall H. Woodworth
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)