Form 10-Q
period 2024-03-31
NeuroBo Pharmaceuticals, Inc.
filed 2024-05-09
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 4,906,002 shares of common stock, $0.001 par value per share, outstanding.

NEUROBO PHARMACEUTICALS, INC.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this “Report”) to “we,” “us,” “the Company,” “NeuroBo” and “our” refer to NeuroBo Pharmaceuticals, Inc. (the “Company”) and its subsidiaries.

Special Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding our ability to execute on our commercial strategy, the timeline for regulatory submissions, regulatory steps and potential regulatory approval of our current and future product candidates, the ability to realize the benefits of the license agreement with Dong-A ST Co. Ltd., a related party, (“Dong-A”), including the impact on future financial and operating results of NeuroBo; the cooperation of our contract manufacturers, clinical study partners and others involved in the development of our current and future product candidates; our ability to initiate clinical trials on a timely basis; our ability to recruit subjects for our clinical trials; costs related to the license agreement, known and unknown, including costs of any litigation or regulatory actions relating to the license agreement; changes in applicable laws or regulations; effects of changes to our stock price on the terms of the license agreement and any future fundraising and other risks and uncertainties described in our filings with the SEC. Forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. In addition, statements that “we believe,” “we expect,” “we anticipate” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report and management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made.

Forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict, including without limitation, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In some instances, you can identify forward-looking statements by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. In addition, statements that “we believe,” “we expect,” “we anticipate” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report and management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations, except as required by law.

We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our application or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in this and our other filings with the SEC.

Part I - Financial Information

Item 1.Financial Statements

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	As of
	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$15,988	$22,435
Prepaid expenses and other current assets	776	77
Total current assets	16,764	22,512
Property and equipment, net	47	46
Right-of-use asset	186	202
Other assets	21	21
Total assets	$17,018	$22,781
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (including related party payable of $794 and $0 as of March 31, 2024 and December 31, 2023, respectively)	$2,079	$821
Accrued liabilities (including related party payable of $175 and $789 as of March 31, 2024 and December 31, 2023, respectively)	3,948	4,414
Warrant liabilities	728	658
Lease liability, short-term	70	67
Total current liabilities	6,825	5,960
Lease liability, long-term	117	136
Total liabilities	6,942	6,096
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share, 100,000 shares authorized as of March 31, 2024 and December 31, 2023; 4,906 shares issued and outstanding as of March 31, 2024 and December 31, 2023	5	5
Additional paid–in capital	125,050	124,945
Accumulated deficit	(114,979)	(108,265)
Total stockholders’ equity	10,076	16,685
Total liabilities and stockholders’ equity	$17,018	$22,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited - In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$4,904	$637
General and administrative	1,977	1,883
Total operating expenses	6,881	2,520
Loss from operations	(6,881)	(2,520)
Other income (expense):
Change in fair value of warrant liabilities	(70)	(84)
Interest income	237	—
Total other income	167	(84)
Loss before income taxes	(6,714)	(2,604)
Provision for income taxes	—	—
Net loss and comprehensive net loss	(6,714)	(2,604)
Loss per share of common stock, basic and diluted	$(1.32)	$(0.51)
Weighted average shares of common stock, basic and diluted	5,089,408	5,059,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited - In thousands)

			Additional
	Common Stock		Paid–In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
As of January 1, 2023	3,179	$3	$117,542	$(95,795)	$21,750
Issuance of stock from exercise of warrants	218	—	1,436	—	1,436
Stock–based compensation	—	—	(74)	—	(74)
Net loss	—	—	—	(2,604)	(2,604)
As of March 31, 2023	3,397	3	118,904	(98,399)	20,508

As of January 1, 2024	4,906	$5	$124,945	$(108,265)	$16,685
Stock–based compensation	—	—	105	—	105
Net loss	—	—	—	(6,714)	(6,714)
As of March 31, 2024	4,906	5	125,050	(114,979)	10,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(6,714)	$(2,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	105	(74)
Non-cash lease expense	1	—
Depreciation	4	1
Change in fair value of warrant liabilities	70	84
Change in operating assets and liabilities:
Prepaid expenses and other assets	(699)	(502)
Accounts payable	1,258	411
Accrued and other liabilities	(467)	137
Net cash used in operating activities	(6,442)	(2,547)
Investing activities
Purchases of property and equipment	(5)	(4)
Net cash used in investing activities	(5)	(4)
Financing activities
Net cash provided by financing activities	—	—
Net decrease in cash	(6,447)	(2,551)
Cash at beginning of period	22,435	33,364
Cash at end of period	$15,988	$30,813

Supplemental non-cash investing and financing transactions:
Reclassification of warrant liabilities upon exercise of warrants	$—	$1,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Business, basis of presentation, new accounting standards and summary of significant accounting policies

General

NeuroBo Pharmaceuticals, Inc. (the “Company), a Delaware corporation, and its subsidiaries are referred to collectively in these notes to the financial statements of the Company as “NeuroBo,” “we,” “our” and “us.” We are a clinical-stage biotechnology company focused primarily on developing and commercializing novel pharmaceuticals to treat cardiometabolic diseases. NeuroBo has two programs currently focused on treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) and obesity. MASH was formerly known as non-alcoholic steatohepatitis (“NASH”). The American Association for the Study of Liver Diseases and its European and Latin American counterparts changed the name to metabolic dysfunction-associated steatohepatitis to reflect the complexity of the disease.

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

Common stock reverse stock splits

In December 2023, we completed a one-for-eight reverse stock split of our common stock (the “2023 Reverse Stock Split”). As a result, every eight shares of our issued and outstanding common stock were combined, converted and changed into one share of our common stock. Any fraction of a share of our common stock that was created as a result of the reverse stock split was rounded down to the next whole share and our stockholders received cash equal to the market value of the fractional share, determined by multiplying such fraction by the closing sales price of our common stock as reported on Nasdaq Capital Market LLC (“Nasdaq”) on the last trading day before the reverse stock split. The 2023 Reverse Stock Split was initially approved by our stockholders at the annual meeting of stockholders in June 2023. At the annual meeting, the stockholders approved a proposal to amend our certificate of incorporation to affect a reverse split of our outstanding common stock at a ratio in the range of one-for-five to one-for-eight to be determined at the discretion of our Board of Directors (“Board”). Following the annual meeting, our Board approved a one-for-eight reverse stock split of our issued and outstanding shares of common stock.

The 2023 Reverse Stock Split did not impact the number of authorized shares of common stock of 100,000,000 shares. For the reverse stock split, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, and warrants to purchase shares of our common stock, the number of shares issuable upon vesting of restricted stock units (“RSUs”) and the number of shares reserved for issuance pursuant to our equity incentive compensation plans. Specifically, for the Series A and B warrants issued in November 2022 that were outstanding on the effective date of the 2023 Reverse Stock Split, the number of outstanding warrants did

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

not change; instead, the warrants have an exchange ratio of eight warrants for one share of our common stock.

In the accompanying condensed consolidated financial statements and these notes to the condensed consolidated financial statements, all historical numbers of shares of common stock and per share data have been adjusted to give effect to the 2023 Reverse Stock Split. Additionally, since the common stock par value was unchanged, historical amounts for common stock and additional paid-in capital have been adjusted to give effect to the 2023 Reverse Stock Split.

Going concern

The determination as to whether we can continue as a going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, we had $16.0 million in cash as of March 31, 2024. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $115.0 million as of March 31, 2024. We have incurred a net loss of $6.7 million and used cash of $6.4 million for operating activities for the three months ended March 31, 2024. Due in large part to the ongoing Phase 2a clinical trial for DA-1241 and Phase 1 clinical trial for DA-1726, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

A.Basis of presentation

We prepared the condensed consolidated financial statements included in this Report following the requirements of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the U.S. (“GAAP”) for complete financial statements can be condensed or omitted. However, except as disclosed herein, there has been no material change in the information disclosed in the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("2023 Form 10-K").

Revenues, expenses, assets, liabilities, and equities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair statement of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2023 Form 10-K. Certain amounts in the condensed consolidated financial statements and accompanying notes may not add due to rounding, and all percentages have been calculated using unrounded amounts.

B.New accounting standards

Adoption of new accounting standards

New accounting standards or accounting standards updates were assessed and determined to be either not applicable or did

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

not have a material impact on our condensed consolidated financial statements or processes.

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

Other recently issued accounting standards not yet adopted by us are not expected, upon adoption, to have a material impact on our condensed consolidated financial statements.

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

D.Significant accounting policies

Our significant accounting policies are described in “Note 1. Business, basis of presentation, new accounting standards and summary of significant accounting policies” in the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which is included in our 2023 Form 10-K.

2. Prepaid and other current assets

Prepaid and other current assets consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Clinical costs	$195	$13
Interest receivable	73	—
Other	508	64
Total	$776	$77

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Property and equipment

Property and equipment consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Office equipment	$85	$80
Less accumulated depreciation	(38)	(34)
Property and equipment, net	$47	$46

4. Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
External R&D costs (including related party payable of $175 and $789 as of March 31, 2024 and December 31, 2023, respectively)	$3,336	$3,822
Employee related costs	210	118
Professional service fees	337	308
Other	65	166
Total	$3,948	$4,414

5.Related party

We entered into a license agreement with Dong-A pursuant to which we received an exclusive global license (except for the territory of the Republic of Korea and certain other jurisdictions) to two proprietary compounds for specified indications (the “2022 License Agreement”) upon meeting certain financing milestones. The 2022 License Agreement covers the rights to DA-1241 for treatment of MASH and DA-1726 for treatment of obesity and MASH. The 2022 License Agreement also provides that we may develop DA-1241 for the treatment of type 2 diabetes mellitus.

In connection with the 2022 License Agreement, we entered into a shared services agreement with Dong-A (the “Shared Services Agreement”), relating to DA-1241 and DA-1726, pursuant to which Dong-A may provide technical support, preclinical development, and clinical trial support services on terms and conditions acceptable to both parties. In addition, the Shared Services Agreement provides that Dong-A will manufacture all of our clinical requirements of DA-1241 and DA-1726 under the terms provided in the Shared Services Agreement.

We incurred R&D expenses of $175 thousand and $326 thousand for the three months ended March 31, 2024 and 2023, respectively under the Shared Services Agreement, which are included in operating expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2024, we have an aggregate payable to Dong-A of $969 thousand under the Shared Services Agreement, of which $794 thousand is included in accounts payable and $175 thousand is included in accrued liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2023 we have a payable to Dong-A of $789 thousand under the Shared Services Agreement. which is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

For additional information on the 2022 License Agreement, the Shared Service Agreement and other agreements with Dong-A, refer to “Note 5. Related party” in the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which is included in our 2023 Form 10-K.

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Commitments and contingencies

Operating lease

In August 2023, we entered into a non-cancelable operating lease for our new corporate headquarters in Cambridge, Massachusetts. The initial lease term is for three years with an option to renew for an additional two-year term. The lease commenced in September 2023 and expires in August 2026. We recorded lease rental expense of $22 thousand for the three months ended March 31, 2024 and made cash lease payments of $21 thousand during the three months ended March 31, 2024.

Our lease liability, which represents the net present value of future lease payments, was calculated utilizing a discount rate of 11%, which corresponds to our estimated incremental borrowing rate.

Additionally, we had short-term operating leases for our former corporate headquarters located in Boston, Massachusetts and such lease was terminated in January 2024. For our former corporate headquarters, no rental expenses were recorded for the three months ended March 31, 2024 and rental expense of $5 thousand was recorded for the three months ended March 31, 2023.

7.Stockholders’ equity

Warrants

The following tables summarize our outstanding warrants:

	Shares of Common Stock Issuable
	for Outstanding Warrants
	As of		Exercise	Expiration
Warrant Issuance	March 31, 2024	December 31, 2023	Price	Date
July 2018 (1)	6	6	$44,820.00	July 2028
April 2020 (1)	159	159	$3,000.00	April 2025
January 2021 (1)	10,421	10,421	$1,447.20	July 2026
October 2021 (1)	15,390	15,390	$900.00	April 2025
November 2022 Series B (2)	177,938	177,938	$-	December 2027
Total	203,914	203,914
(1)	The number of outstanding warrants was adjusted for the impact of each of the common stock reverse stock splits completed in 2023 and 2022. Accordingly, the number of outstanding warrants is equal to the number of shares of common stock issuable for outstanding warrants.
(2)	The number of outstanding warrants was not impacted by the 2023 Reverse Stock Split. Accordingly, the number of outstanding warrants is equal to eight times the number of shares of common stock issuable for outstanding warrants.

The outstanding warrants are all exercisable as of March 31, 2024 and December 31, 2023. Additionally, the November 2022 Series B warrants have a cashless exercise provision whereby eight warrants can be exchanged for one share of common stock for no additional consideration, which results in an effective per warrant exercise price of zero rather than the $3.00 as stated in the warrants.

During the three months ended March 31, 2023, 345,333 Series A warrants issued in November 2022 and 1,395,333 Series B warrants issued in November 2022 were exchanged for 43,167 shares and 174,417 shares of our common stock, respectively. Additionally, as of December 31, 2023, the Series A warrants issued in November 2022 were fully exchanged for shares of our common stock.

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Stock-based compensation

Stock-based compensation expense was included in general and administrative and research and development as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative	$71	$(85)
Research and development	33	11
Total stock-based compensation	$104	$(74)

For stock options and RSUs granted under the 2019 Equity Incentive Plan, the 2021 Inducement Plan and the 2022 Equity Incentive Plan (the “2022 Plan”), as of March 31, 2024, unrecognized stock-based compensation cost totaled $786 thousand. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.3 years.

Stock-based award plans

As of March 31, 2024, there were (i) 2,569 outstanding stock options under the 2019 Plan, and (ii) 3,125 outstanding stock options and 194,954 outstanding RSUs under the 2022 Plan. As of March 31, 2024, we had an aggregate of 416,227 shares available for future issuance, of which 4,166 shares were available under the 2021 Inducement Plan and 412,061 shares were available under the 2022 Plan.

Stock options

The following table summarizes the status of our outstanding and exercisable options and related transactions for the period presented (in thousands, except share and per share amounts):

	Outstanding				Exercisable
	Shares of		Weighted		Shares of		Weighted
	Common	Weighted	Average		Common	Weighted	Average
	Stock	Average	Remaining	Aggregate	Stock	Average	Remaining	Aggregate
	Issuable	Exercise	Contractual	Intrinsic	Issuable	Exercise	Contractual	Intrinsic
	for Options	Price	Term (years)	Value	for Options	Price	Term (years)	Value
As of January 1, 2024	4,700	$398.30	8.6	$—	4,577	$391.04	8.6	$—
Granted	—	—	—	—
Forfeited/Cancelled	—	—	—	—
As of March 31, 2024	4,700	$398.30	8.3	$—	4,607	$392.96	8.3	$—

The weighted average fair value per share of stock options granted for three months ended March 31, 2023 was $3.63. We estimated the grant date fair value of stock options granted to employees, consultants, and directors using the Black-Scholes option pricing model. We do not have history to support a calculation of volatility and expected term; as such, we have used a weighted-average volatility considering the volatilities of several guideline companies. In identifying similar entities, we considered characteristics such as industry, length of trading history, and stage of life cycle. The assumed dividend yield was based on our expectation of not paying dividends in the foreseeable future. The average expected life of the stock options was determined based on the mid-point between the vesting date and the end of the contractual term, known as the “simplified method,” or the contractual term in cases where the “simplified method” was precluded. The risk-free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The assumptions used in the Black-Scholes option-pricing model are as follows:

Three Months Ended
March 31, 2023
Expected stock price volatility	82.9%
Expected life of stock options (years)	5.0
Expected dividend yield	—%
Risk free interest rate	3.54%

Restricted Stock Units

The following table summarizes the status of our RSUs and related transactions for the period presented (in thousands, except share and per share amounts):

	Outstanding			Vested
	Shares of	Average		Shares of	Average
	Common Stock	Grant Date	Aggregate	Common Stock	Grant Date	Aggregate
	Issuable	Fair Value	Intrinsic	Issuable	Fair Value	Intrinsic
	for RSUs	Price	Value	for RSUs	Price	Value
As of January 1, 2024	141,361	$4.55	$523	5,468	$4.02	$20
Granted	53,593	6.24
Vested				—	—
Released	—	—		—	—	—
Forfeited/Cancelled	—	—
As of March 31, 2024	194,954	$5.02	$797	5,468	$4.02	$22

We estimated the grant date fair value of restricted stock units granted to employees, consultants, and directors based on the closing sales price of our common stock as reported on Nasdaq on the date of grant.

9.Income taxes

We do not expect to pay any significant federal or state income taxes as a result of (i) the losses recorded during the three months ended March 31, 2024 and 2023, (ii) additional losses expected for the remainder of 2024 or losses recorded in 2023, or (iii) net operating loss carry forwards from prior years.

We recorded a full valuation allowance of the net operating losses for the three months ended March 31, 2024 and 2023. Accordingly, there were no benefits for income taxes recorded for the three months ended March 31, 2024 and 2023. Additionally, as of March 31, 2024 and December 31, 2023, we maintain a full valuation allowance for all deferred tax assets.

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

10. Loss per share of common stock

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(6,714)	$(2,604)
Denominator:
Weighted average shares of common stock, basic	5,089,408	5,059,003
Effect of dilutive securities	—	—
Weighted average shares of common stock, diluted	5,089,408	5,059,003
Loss per share of common stock, basic and diluted	$(1.32)	$(0.51)

Our basic weighted average shares of common stock for the three months ended March 31, 2024 include the (i) November 2022 Series B warrants since these warrants are exchangeable into common stock for which no additional consideration is required from the holder and (ii) vested RSUs in which their release was deferred in accordance with the respective award agreement. Our basic weighted average shares of common stock for the three months ended March 31, 2023 include both the November 2022 Series A and Series B warrants since these warrants were exchangeable into common stock for which no additional consideration is required from the holder.

Since we reported a net loss for the three months ended March 31, 2024 and 2023, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per share of common stock and our basic and diluted weighted average shares of common stock are the same for three months ended March 31, 2024 and 2023.

The following table sets forth the outstanding securities which were not included in the calculation of diluted earnings per share of common stock for three months ended March 31, 2024 and 2023:

	As of March 31,
	2024	2023
Stock options	4,700	6,140
RSUs	189,486	—
Warrants (excluding the November 2022 warrants)	25,976	28,529

11. Fair value of financial instruments

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

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth our financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of March 31, 2024				As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$728	$—	$728	$—	$658	$—	$658	$—
Total liabilities at fair value	$728	$—	$728	$—	$658	$—	$658	$—

The Series A and Series B warrants, issued in November 2022, are considered to be derivative instruments; accordingly, we recorded their estimated fair value as warrant liabilities. We estimated the fair value of these warrants using the trading market price of our common stock due to the cashless exercise provision of these warrants, which results in an effective per warrant exercise price of zero rather than $3.00 as stated in the warrants.

12. Subsequent events

Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Report require adjustment to or disclosure in the condensed consolidated financial statements. There were no events that require adjustment to or disclosure in the condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Report and the audited financial statements and related notes for the fiscal year ended December 31, 2023 included in our 2023 Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including, but not limited to, the risks and uncertainties described under Part II, Item 1A. Risk Factors, elsewhere in this Report.

Certain amounts in the following discussion and analysis may not add due to rounding, and all percentages have been calculated using unrounded amounts.

Overview

We are a clinical-stage biotechnology company focused primarily on developing and commercializing novel pharmaceuticals to treat cardiometabolic diseases. NeuroBo has two programs currently focused on treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) and obesity. MASH was formerly known as non-alcoholic steatohepatitis (“NASH”). The American Association for the Study of Liver Diseases and its European and Latin American counterparts changed the name to metabolic dysfunction-associated steatohepatitis to reflect the complexity of the disease.

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

Our operations have consisted principally of performing research and development (“R&D”) activities, clinical development and raising capital. Our activities are subject to significant risks and uncertainties, such as failing to secure additional funding before sustainable revenues and profit from operations are achieved. For more information on our business and product candidates, see “Part I, Item 1. Business” in our 2023 Form 10-K.

DA-1241

We are currently conducting a Phase 2a trial of DA-1241 for the treatment of MASH in the U.S. The Phase 2a trial has two parts and each of the parts is designed to be a 16-week, multicenter, randomized, double-blind, placebo-controlled, parallel clinical study to evaluate the efficacy and safety of DA-1241 in subjects with presumed MASH while we follow the trend for type 2 diabetes mellitus. Part 2 of the Phase 2a trial will also explore the efficacy of DA-1241 in combination with sitagliptin versus placebo. The Phase 2a trial opened enrollment in August 2023 and is expected to enroll a total of 87 subjects, with a planned maximum of 98 subjects to account for early discontinuations, who will be randomized into 4 treatment groups and will be dosed with: DA-1241 50 mg, DA-1241 100 mg, DA-1241 100 mg/Sitagliptin 100 mg, or Placebo in a 1:2:2:2 ratio.

In April 2024, we completed enrollment of Part 1 of the Phase 2a trial in which approximately 49 patients with presumed MASH were randomized into Part 1 with a 1:2:1 ratio into 3 treatment groups: DA-1241 50 mg, DA-1241 100 mg, or placebo. Part 2 of the Phase 2a trial is currently enrolling and is expected to enroll approximately 37 subjects who will be randomized in a 2:1 ratio into 2 treatment groups: DA-1241 100 mg/sitagliptin 100 mg or placebo. Currently, we are expecting to report the full trial data in the second half of this year.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

For additional information on DA-1241, see “Part I, Item 1. Business, Our Pipeline, DA-1241 Treatment of MASH” in our 2023 Form 10-K.

DA-1726

We are currently conducting a Phase 1 trial of DA-1726 for the treatment of obesity in the U.S. The Phase 1 trial is designed to be a randomized, placebo-controlled, double-blind, two-part study to investigate the safety, tolerability, pharmacokinetics (PK), and pharmacodynamics (PD) of single and multiple ascending doses of DA-1726 in obese, otherwise healthy subjects. Part 1 of the Phase 1 trial opened is a single ascending dose (“SAD “) study and is expected to enroll approximately 45 participants, randomized into one of 5 planned cohorts. Each cohort will be randomized in a 6:3 ratio of DA-1726 or placebo. Part 2 of Phase 1 is designed as a multiple ascending dose (“MAD “) study and is expected to enroll approximately 36 participants, who will be randomized at the same 6:3 ratio into 4 planned cohorts, each to receive 4 weekly administrations of DA-1726 or placebo.

Part 1 of Phase 1 opened enrollment in March 2024 and dosed its first patient in April 2024. Currently, we are expecting to report top-line data from the SAD Part 1 study in the third quarter of 2024 and the MAD Part 2 study in the first quarter of 2025.

For additional information on DA-1726, see “Part I, Item 1. Business, Our Pipeline, DA-1726 Treatment of Obesity” in our 2023 Form 10-K.

Recent developments

●	April 2024: Dosed the first patient in the SAD Part 1 of our two-part Phase 1 clinical trial of DA-1726 for the treatment of obesity.
●	April 2024: Completed enrollment of Part 1 of our two-part Phase 2a trial evaluating the efficacy and safety of DA-1241 in MASH. Approximately 49 patients with presumed MASH were randomized into Part 1 with a 1:2:1 ratio into 3 treatment groups: DA-1241 50 mg, DA-1241 100 mg, or placebo.
●	March 2024: Received SRC approval recommending that the two-part Phase 2a trial of DA-1241 for the treatment of MASH continue without modification following a blinded safety review of the first six months of study conduct.
●	March 2024: Announced the appointment of Marshall Woodworth as Chief Financial Officer, following his tenure as Acting Chief Financial Officer.
●	February 2024: Received first site Institutional Review Board (IRB) approval for Alexander Prezioso, M.D., Investigator, Clinical Pharmacology of Miami, in Hialeah, FL, to proceed with the Phase 1 clinical trial of DA-1726 for the treatment of obesity.
●	February 2024: Announced that the FDA has cleared its Investigational New Drug (IND) application for the Phase 1 trial DA-1726 in obesity.
●	January 2024: Reported positive pre-clinical safety data of DA-1241 in combination with sitagliptin, a DPP4 inhibitor. The pre-clinical results demonstrated that once daily oral administration in rats, of sitagliptin alone (180 mg/kg/day), DA-1241 alone (100 mg/kg/day), or sitagliptin in combination with DA-1241 (up to 180/100 mg/kg/day sitagliptin+DA-1241) for 13 weeks, was well tolerated with no adverse effects. Additionally, the company announced it had opened enrollment for Part 2 of its Phase 2a clinical trial of DA-1241 when co-administered with sitagliptin for the treatment of MASH.

Key operating information

Except for the financial amounts for the presented periods in this Report (see financial amounts in the below results of operations and the condensed consolidated balance sheets included elsewhere in this Report), there have been no material

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

changes to our key operating information since December 31, 2023. Refer to our 2023 Form 10-K for a complete discussion of our key operating information.

Results of operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

The following table summarizes our results of operations (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$4,904	$637	$4,267
General and administrative	1,977	1,883	94
Total operating expenses	6,881	2,520	4,361
Loss from operations	(6,881)	(2,520)	(4,361)
Other income (expense):
Change in fair value of warrant liabilities	(70)	(84)	14
Interest income	237	—	237
Total other income	167	(84)	251
Loss before income taxes	(6,714)	(2,604)	(4,110)
Provision for income taxes	—	—	—
Net loss	$(6,714)	$(2,604)	$(4,110)
Loss per share of common stock, basic and diluted	$(1.32)	$(0.51)	$(0.81)
Weighted average shares of common stock, basic and diluted	5,089,408	5,059,003	30,405

Operating expenses and loss from operations

Our total operating expenses and loss from operations for the three months ended March 31, 2024 were $6.9 million, an increase of $4.4 million, or 173.1%, compared to the three months ended March 31, 2023. This increase was attributable to (i) $4.3 million in higher R&D expenses and (ii) $0.1 million in higher general and administrative expenses.

Our R&D expenses were $4.9 million for the three months ended March 31, 2024, an increase of $4.3 million, or 669.9%, compared to the three months ended March 31, 2023. This increase was primarily related to increased R&D activities for DA-1241 and DA-1726 for the three months ended March 31, 2024 following commencement of the (i) Phase 2a clinical trial for DA-1241 and (ii) Phase 1 trial for DA-1726 compared to the three months ended March 31, 2023 when R&D activities were starting to ramp up following the acquisition of DA-1241 and DA-1726 in the fourth quarter of 2022. Specifically, the $4.3 million increase in R&D expenses was primarily attributable to (i) $3.9 million in higher expenditures for investigational drug manufacturing costs, non-clinical and preclinical services, clinical trials and consulting and (ii) $0.4 million in higher employee compensation and benefits. Included in R&D expenses for the three months ended March 31, 2024 was $0.2 million of investigational drug manufacturing costs and non-clinical and preclinical expenses incurred under the Shared Services Agreement with Dong-A as compared to $0.3 million for the three months ended March 31, 2023.

Our general and administrative expenses for the three months ended March 31, 2024 were $2.0 million, an increase of $0.1 million, or 5.0%, compared to the three months ended March 31, 2023. This increase in general and administrative expenses was primarily attributable to $0.2 million in higher non-cash stock-based compensation, partially offset by $0.1 million in lower legal and professional fees.

Other income

Our other income for the three months ended March 31, 2024 was $0.2 million compared to other expense of $0.1 million for the three months ended March 31, 2023. This change was mainly attributable to $0.2 million of interest income earned on our cash balance for the three months ended March 31, 2024, of which there was none for the three months ended

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

March 31, 2023.

Provision for income taxes

Our effective tax rate for the three months ended March 31, 2024 and 2023 was zero percent as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For the three months ended March 31, 2024, we had a net loss of $6.7 million, or $1.32 per share of basic and diluted common stock, compared to a net loss of $2.6 million, or $0.51 per share of basic and diluted common stock for the three months ended March 31, 2023.

Liquidity and capital resources

Our primary use of cash is to fund our R&D activities and clinical development activities. We have funded our operations primarily through public offerings of our common stock and private placements of equity. As of March 31, 2024, we had cash totaling $16.0 million. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250 thousand per bank. Our cash balance includes liquid insured deposits, which are obligations of the program banks in which the deposits are held and qualify for FDIC insurance protection per depositor in each recognized legal category of account ownership in accordance with the rules of the FDIC. To date, we have not experienced any losses related to these funds.

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

The following table reflects the major categories of cash flows (in thousands).

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(6,442)	$(2,547)
Net cash used in investing activities	(5)	(4)
Net cash provided by financing activities	—	—
Net decrease in cash	$(6,447)	$(2,551)

Operating Activities

Net cash used in operating activities was $6.4 million for the three months ended March 31, 2024, an increase of $3.9 million, or 152.9%, compared to $2.5 million for the three months ended March 31, 2023. Net cash used in operating activities for the three months ended March 31, 2024 consisted of net loss of $6.7 million, partially offset by (i) net non-cash expenses of $0.2 million and (ii) net cash provided by operating assets and liabilities of $0.1 million. Net cash used in operating activities for the three months ended March 31, 2023 consisted primarily of net loss of $2.6 million, partially offset by net cash used by operating assets and liabilities of $0.1 million.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

For additional details, see the condensed consolidated statements of cash flows in the condensed consolidated financial statements included elsewhere in this Report.

Going concern

The determination as to whether we can continue as a going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our condensed consolidated financial statements, included elsewhere in this Report, have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, we had $16.0 million in cash as of March 31, 2024. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $115.0 million as of March 31, 2024. We have incurred a net loss of $6.7 million and used cash of $6.4 million for operating activities for the three months ended March 31, 2024. Due in large part to the ongoing Phase 2a clinical trial for DA-1241 and Phase 1 clinical trial for DA-1726, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Critical accounting estimates

Our condensed consolidated financial statements included in this Report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

There have been no material changes to our critical accounting estimates and judgments since December 31, 2023. Refer to our 2023 Form 10-K for a complete discussion of our critical accounting estimates and judgments.

Recent accounting pronouncements

Information regarding (i) adoption of new accounting standards and (ii) accounting standards issued but not yet adopted is included in "Note 1. Business, basis of presentation, new accounting standards and summary of significant accounting policies " to the condensed consolidated financial statements included in this Report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, as a result of material weaknesses in our internal control over financial reporting, which are discussed further below.

Previously identified material weaknesses in internal control over financial reporting

In connection with the preparation of the financial statements included in our 2023 Form 10-K, management identified the following material weaknesses: (i) lack of segregation of duties over cash disbursements and financial reporting, (ii) logical access over computer applications, and (iii) lack of supervision and review over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, there was a lack of segregation of duties involved in the execution of wire transfers, preparing journal entries, and review over clinical trial accruals, and certain individuals in the accounting department have administrative access to the financial reporting systems. See “Remediation efforts to address the material weaknesses” below for steps we are taking to correct these material weaknesses.

Remediation efforts to address the material weaknesses

We are in the process of remediating, but have not yet remediated, the material weaknesses, as described above, related to lack of segregation of duties over cash disbursements and financial reporting, logical access over computer applications, and lack of supervision and review over financial reporting. Under the oversight of the audit committee, management has developed a detailed plan and timetable for the implementation of appropriate remedial measures to address the material weaknesses. As of the date of this report, we have taken the following actions:

●	we have added additional personnel to the accounting department to allow for increased segregation of duties;
●	we have implemented a change management review process for access to systems used for financial reporting systems;
●	we have enhanced the controls over disbursements, separating the functions of initiating and approving to two separate individuals; and
●	we have implemented enhanced controls relating to the review and oversight of financial reporting, including the preparation of journal entries, and clinical trial accruals.

Management believes that we have made considerable progress toward remediation of these material weaknesses and anticipates a full remediation during 2024.

Inherent limitations of disclosure controls and procedures

Our management, including our PEO and PFO, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control Over financial reporting

Other than the remediation activities listed above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings arising out of our ordinary course of business. We are not currently a party to any claims or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business and condensed consolidated financial statements. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.Risk Factors

Ou business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2023 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

Non-Employee Director Compensation Policy

As part of a regular review of the corporate governance practices of the Company and in an effort to continue to attract and retain qualified members of the Board of Directors of the Company (the “Board”), after consultation with compensation experts and upon recommendation of the Compensation Committee, the Board approved an Amended and Restated Non-Employee Director Compensation Policy (the “A&R Non-Employee Director Compensation Policy”), which provides annual cash and equity compensation for non-employee directors of the Board, on the terms and conditions contained therein. The A&R Non-Employee Director Compensation Policy is intended to enable the Company to attract qualified directors, provide them with compensation at a level that is consistent with the Company’s compensation

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

objectives, and in the case of equity-based compensation, align our directors’ interests with those of our stockholders. The A&R Non-Employee Director Compensation Policy was effective as of May 7, 2024.

Annual Cash Retainer

Under the A&R Non-Employee Director Compensation Policy, each of our non-employee directors of the Board is entitled to receive the following cash compensation for services on the Board and committees thereof, as follows:

Position	Amount
Base Board Retainer	$40,000
Non-Executive Chair of the Board (in addition to above Base Retainer)	$35,000
Chair of Audit Committee	$18,000
Chair of Compensation Committee	$12,000
Chair of Nominating and Corporate Governance Committee	$10,000
Member of Audit Committee (non-Chair)	$9,000
Member of Compensation Committee (non-Chair)	$6,000
Member of Nominating and Corporate Governance Committee (non-Chair)	$5,000

The annual cash compensation amounts are payable in equal quarterly installments, in arrears following the end of each quarter in which the service occurred, pro-rated for any partial quarters.

Equity Compensation

Initial Grant

For each non-employee director who is first elected or appointed to the Board in 2024 prior to the effective date of the A&R Non-Employee Director Compensation Policy or on or following the effective date of the A&R Non-Employee Director Compensation Policy, at the close of business on the date of such non-employee director’s initial election or appointment to the Board, each such non-employee director will be automatically, and without further action by the Board or the Compensation Committee, granted a restricted stock unit award (an “RSU Award”) covering a number of restricted stock units equal to (a) $40,000 divided by (b) the average Fair Market Value (as defined in the Company’s 2022 Equity Incentive Plan, as amended) of a share of the Company’s common stock (the “Common Stock”) for the 30 consecutive market trading days ending on and including the last market trading day prior to the grant date of such RSU Award, rounded down to the nearest whole unit (each, an “Initial Grant”).  50% of each Initial Grant will be vested as of the date of grant and the remainder will vest in two equal installments on each subsequent anniversary of the date of grant, subject to such non-employee director’s continuous service with the Company on each vesting date.

Annual Grant and Prorated Annual Grant

At the close of business after the first Annual Meeting following the effective date of the A&R Non-Employee Director Compensation Policy and on the date of each subsequent annual meeting of the Company’s stockholders held following the initial Annual Meeting (each, an “Annual Meeting”), each person who is then a non-employee director will be automatically, and without further action by the Board or the Compensation Committee, granted an RSU Award covering a number of restricted stock units equal to (i) $20,000 divided by (ii) the average Fair Market Value of a share of Common Stock for the 30 consecutive market trading days ending on and including the last market trading day prior to the grant date of such RSU Award, rounded down to the nearest whole unit (each, an “Annual Grant”).

In addition, for each non-employee director who is first elected or appointed to the Board after the first Annual Meeting of the Company’s stockholders following the effective date of the A&R Non-Employee Director Compensation Policy on a date other than the date of an Annual Meeting of the Company’s stockholders, at the close of business on the thirtieth (30th) day following such non-employee director’s initial election or appointment to the Board, such non-employee director will be automatically, and without further action by the Board or the Compensation Committee, granted an RSU Award covering a number of restricted stock units equal to (i) $20,000 divided by (ii) the average Fair Market Value of a share of Common Stock for the 30 consecutive market trading days ending on and including the last market trading day prior to the

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

grant date of such RSU Award, multiplied by a fraction, the numerator of which equals 365 minus the total number of days, as of the grant date of such RSU Award, that have occurred since the last Annual Meeting and the denominator of which equals 365, rounded down to the nearest whole unit (each, a “Prorated Annual Grant”).

Each Annual Grant and Prorated Annual Grant will vest in full on the earlier of (i) the one-year anniversary of the grant date of the Annual Grant or Prorated Annual Grant, as applicable, and (ii) the date immediately prior to the date of the Annual Meeting following the grant date of such Annual Grant or Prorated Annual Grant, as applicable, subject to such non-employee director’s continuous service with the Company on each vesting date.

Retainer Grant

Each non-employee director may elect to forego receiving payment of all (but not less than all) of the annual cash retainers described above that he or she is otherwise eligible to receive for the period during the Company’s fiscal year that the election applies commencing on the first day of such fiscal year (or if the non-employee director makes the election in the Company’s fiscal year that the election applies, on the first day of the Company’s fiscal quarter following the Company’s fiscal quarter in which the election is made) and ending on the last day of such fiscal year and instead receive an RSU Award (the “Retainer Grant”), provided such election is timely made and complies with certain other requirements specified in the A&R Non-Employee Director Compensation Policy. If a non-employee director timely makes the election described above in accordance with the A&R Non-Employee Director Compensation Policy, on the first day of the Company’s fiscal year that the election applies (or if the non-employee director makes the election in the Company’s fiscal year that the election applies, on the first day of the Company’s fiscal quarter following the Company’s fiscal quarter in which the election is made), the non-employee director will be automatically granted a Retainer Grant covering a number of RSUs equal to the (i) aggregate amount of the annual cash retainers that the non-employee director is eligible to receive under the A&R Non-Employee Director Compensation Policy for the applicable period to which the election applies divided by (ii) the average Fair Market Value of a share of Common Stock for the 30 consecutive market trading days ending on and including the last market trading day prior to the grant date of such Retainer Grant, rounded down to the nearest whole unit. Each Retainer Grant will vest in equal quarterly installments over the period commencing on the grant date of the Retainer Grant and ending on the last day of the fiscal year in which the Retainer Grant is granted, subject to the non-employee director’s continuous service on each vesting date.

Deferral of Settlement of RSU Awards

Each non-employee director may elect to defer the delivery of shares in settlement of any RSU Award granted under the A&R Non-Employee Director Compensation Policy that would otherwise be delivered to such non-employee director on or following the date such award vests pursuant to the terms of a deferral election such non-employee director makes in accordance with the A&R Non-Employee Director Compensation Policy.

Change of Control; Death; Disability

Each RSU Award held by a non-employee director that is granted under the A&R Non-Employee Director Compensation Policy, including the awards described above, will fully vest upon such non-employee director’s death or disability (as defined in the Company’s 2022 Equity Incentive Plan, as amended), or immediately prior to the consummation of a change in control (as defined in the Company’s 2022 Equity Incentive Plan, as amended), in each case to extent such award is outstanding immediately prior to the occurrence of such event.

Non-Employee Director Compensation Limit

The aggregate value of all compensation granted or paid, to any non-employee director with respect to any fiscal year of the Company, including awards granted and cash fees paid by the Company to such non-employee director, will not exceed the limits set forth in the Company’s 2022 Equity Incentive Plan, as amended, currently, (1) $750,000 in total value or (2) if such non-employee director first joins the Board during such fiscal year, $1,500,000 in total value.

All RSU Awards shall be issued pursuant to the terms of the Company’s 2022 Equity Incentive Plan, as amended.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

The foregoing description of the A&R Non-Employee Director Compensation Policy is not complete and is subject to and qualified in its entirety by reference to the A&R Non-Employee Director Compensation Policy, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6.Exhibits

Exhibit Number	Description of Document
3.1*	Third Amended and Restated Bylaws of Registrant.
10.1*	Amended and Restated Non-Employee Director Compensation Policy, dated May 7, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**

Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of NeuroBo Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 9, 2024.

NEUROBO PHARMACEUTICALS, INC.

/s/ Hyung Heon Kim
Hyung Heon Kim
President and Chief Executive Officer

/s/ Marshall H. Woodworth
Marshall H. Woodworth
Chief Financial Officer