Form 10-Q
period 2024-06-30
NeuroBo Pharmaceuticals, Inc.
filed 2024-08-14
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 8,459,196 shares of common stock, $0.001 par value per share, issued and outstanding.

NEUROBO PHARMACEUTICALS, INC.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this “Report”) to “we,” “us,” “the Company,” “NeuroBo” and “our” refer to NeuroBo Pharmaceuticals, Inc. (the “Company”) and its subsidiaries.

Special Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding our ability to execute on our commercial strategy; the timeline for regulatory submissions, regulatory steps and potential regulatory approval of our current and future product candidates; the ability to realize the benefits of the license agreement with Dong-A ST Co., Ltd., a related party (“Dong-A”), including the impact on our future financial and operating results; the ability to integrate the product candidates into our business in a timely and cost-efficient manner; the cooperation of our contract manufacturers, clinical study partners and others involved in the development of our current and future product candidates; our ability to initiate clinical trials on a timely basis; our ability to recruit subjects for our clinical trials; the costs related to the license agreement, known and unknown, including costs of any litigation or regulatory actions relating to the license agreement; changes in applicable laws or regulations; the effects of changes to our stock price on the terms of the license agreement and any future fundraising and other risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”), and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Part I - Financial Information

Item 1.Financial Statements

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	As of
	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$27,934	$22,435
Prepaid expenses and other current assets	583	77
Total current assets	28,517	22,512
Property and equipment, net	44	46
Right-of-use asset	169	202
Other assets	21	21
Total assets	$28,751	$22,781
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,632	$821
Clinical trial accrued liabilities	2,066	3,033
Accrued expenses and other current liabilities	463	592
Warrant liabilities	861	658
Related party payable	3,617	789
Lease liability, short-term	72	67
Total current liabilities	9,711	5,960
Lease liability, long-term	98	136
Total liabilities	9,809	6,096
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share, 100,000 shares authorized as of June 30, 2024 and December 31, 2023; 8,221 and 4,906 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	8	5
Additional paid–in capital	143,966	124,945
Accumulated deficit	(125,032)	(108,265)
Total stockholders’ equity	18,942	16,685
Total liabilities and stockholders’ equity	$28,751	$22,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited - In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$8,074	$2,364	$12,978	$3,001
General and administrative	2,010	1,442	3,987	3,325
Total operating expenses	10,084	3,806	16,965	6,326
Loss from operations	(10,084)	(3,806)	(16,965)	(6,326)
Other income (expense):
Change in fair value of warrant liabilities	(133)	3,072	(203)	2,988
Interest income	164	—	401	—
Total other income	31	3,072	198	2,988
Loss before income taxes	(10,053)	(734)	(16,767)	(3,338)
Provision for income taxes	—	—	—	—
Net loss and comprehensive net loss	(10,053)	(734)	(16,767)	(3,338)
Loss per share of common stock, basic and diluted	$(1.85)	$(0.15)	$(3.19)	$(0.66)
Weighted average shares of common stock, basic and diluted	5,428,906	5,059,003	5,259,939	5,059,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited - In thousands)

			Additional
	Common Stock		Paid–In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
As of January 1, 2023	3,179	$3	$117,542	$(95,795)	$21,750
Issuance of stock from exercise of warrants	218	—	1,436	—	1,436
Stock–based compensation	—	—	(74)	—	(74)
Net loss	—	—	—	(2,604)	(2,604)
As of March 31, 2023	3,397	3	118,904	(98,399)	20,508
Issuance of stock from exercise of warrants	1,383	2	5,396	—	5,398
Stock–based compensation	—	—	24	—	24
Net loss	—	—	—	(734)	(734)
As of June 30, 2023	4,780	$5	$124,324	$(99,133)	$25,196

As of January 1, 2024	4,906	$5	$124,945	$(108,265)	$16,685
Stock–based compensation	—	—	105	—	105
Net loss	—	—	—	(6,714)	(6,714)
As of March 31, 2024	4,906	5	125,050	(114,979)	10,076
Issuance of common stock and warrants (Pre-funded, Series A and Series B), net of issuance costs of $1,522	3,308	3	18,473	—	18,476
Issuance of Placement Agent warrants	—	—	309	—	309
Issuance of stock for vested restricted stock units	7	—	—	—	—
Stock–based compensation	—	—	134	—	134
Net loss	—	—	—	(10,053)	(10,053)
As of June 30, 2024	8,221	$8	$143,966	$(125,032)	$18,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(16,767)	$(3,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	239	(50)
Non-cash lease expense	1	—
Depreciation	10	1
Change in fair value of warrant liabilities	203	(2,988)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(507)	(318)
Accounts payable	1,396	260
Accrued and other liabilities	1,732	1,841
Net cash used in operating activities	(13,693)	(4,592)
Investing activities
Purchases of property and equipment	(8)	(4)
Net cash used in investing activities	(8)	(4)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants	19,998	—
Payments of issuance costs	(798)	(80)
Net cash provided by (used in) financing activities	19,200	(80)
Net increase (decrease) in cash	5,499	(4,676)
Cash at beginning of period	22,435	33,364
Cash at end of period	$27,934	$28,688

Supplemental non-cash investing and financing transactions:
Unpaid issuance costs	$415	$—
Reclassification of warrant liabilities upon exercise of warrants	$—	$6,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.Business, basis of presentation, new accounting standards and summary of significant accounting policies

General

NeuroBo Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, and its subsidiaries are referred to collectively in these notes to the condensed consolidated financial statements of the Company as “NeuroBo,” “we,” “our” and “us.” We are a clinical-stage biotechnology company focused primarily on developing and commercializing novel pharmaceuticals to treat cardiometabolic diseases. NeuroBo has two programs currently focused on treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) and obesity. MASH was formerly known as non-alcoholic steatohepatitis. The American Association for the Study of Liver Diseases and its European and Latin American counterparts changed the name to metabolic dysfunction-associated steatohepatitis to reflect the complexity of the disease.

●	DA-1241 is a novel G-Protein-Coupled Receptor 119 (“GPR119”) agonist with development optionality as a standalone and/or combination therapy for both MASH and type 2 diabetes. Agonism of GPR119 in the gut promotes the release of key gut peptides, glucagon-like peptide 1 (“GLP-1”), glucagon-dependent insulinotropic polypeptide receptor, and peptide YY. These peptides play a further role in glucose metabolism, lipid metabolism and weight loss. DA-1241 has beneficial effects on glucose, lipid profile and liver inflammation, supported by potential efficacy demonstrated during in vivo preclinical studies.
●	DA-1726 is a novel oxyntomodulin analogue functioning as a GLP-1 receptor (“GLP1R”) and glucagon receptor (“GCGR”) dual agonist for the treatment of obesity that is to be administered once weekly subcutaneously. DA-1726 acts as a dual agonist of GLP1R and GCGR.

While we primarily focus our financial resources and management’s attention on the development of DA-1241 and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases which we continue to consider for out-licensing and divestiture opportunities.

Our operations have consisted principally of performing research and development (“R&D”) activities, which includes preclinical developments and clinical trials, and raising capital. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved.

Common stock reverse stock splits

In December 2023, we completed a one-for-eight reverse stock split of our common stock (the “2023 Reverse Stock Split”). As a result, every eight shares of our issued and outstanding common stock were combined, converted and changed into one share of our common stock. Any fraction of a share of our common stock that was created as a result of the 2023 Reverse Stock Split was rounded down to the next whole share and our stockholders received cash equal to the market value of the fractional share, determined by multiplying such fraction by the closing sales price of our common stock as reported on the Nasdaq Capital Market LLC (“Nasdaq”) on the last trading day before the 2023 Reverse Stock Split. The 2023 Reverse Stock Split was initially approved by our stockholders at the annual meeting of stockholders in June 2023. At the annual meeting, the stockholders approved a proposal to amend our certificate of incorporation to affect a reverse split of our outstanding common stock at a ratio in the range of one-for-five to one-for-eight to be determined at the discretion of our Board of Directors (“Board”). Following the annual meeting, our Board approved a one-for-eight reverse stock split of our issued and outstanding shares of common stock.

The 2023 Reverse Stock Split did not impact the number of authorized shares of common stock of 100,000,000 shares. For the 2023 Reverse Stock Split, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, and warrants to purchase shares of our common stock, the number of shares issuable upon vesting of restricted stock units (“RSUs”) and the number of shares reserved for issuance pursuant to our equity incentive compensation plans. Specifically, for the Series A Warrants and Series B

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Warrants issued in November 2022 that were outstanding on the effective date of the 2023 Reverse Stock Split, the number of outstanding warrants did not change; instead, the warrants have an exchange ratio of eight warrants for one share of our common stock.

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

As reflected in the condensed consolidated financial statements, we had $27.9 million in cash as of June 30, 2024. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $125.0 million as of June 30, 2024. We have incurred a net loss of $16.8 million and net cash used of $13.7 million for operating activities for the six months ended June 30, 2024. Due in large part to the ongoing Phase 2a clinical trial for DA-1241 and Phase 1 clinical trial for DA-1726, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern.

We believe that our existing cash will be sufficient to fund our operations into the second quarter of 2025. Our existing cash includes gross proceeds of $20.0 million, of which $10.0 million was received from Dong-A ST Co., Ltd., a related party (“Dong-A”), in connection with the closing of the Offering (as defined below) in June 2024. We plan to continue to fund our operations through a combination of proceeds of (i) up to $20.0 million from the potential future exercise of Series A Warrants issued in the Offering before deducting for certain issuance costs, such as placement agent fees and expenses and (ii) from equity offerings, debt financings, or other sources, potentially including collaborations, out-licensing and other similar arrangements. If the Series A Warrants issued in the June 2024 Offering are exercised, we believe that the additional gross proceeds to us from such exercises would be sufficient to fund our operations into 2026. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all, or that the Series A Warrants will be exercised. To the extent that we can raise additional funds by issuing equity securities or in the event our existing warrants are exercised, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, we may slow down or stop our ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on us.

A.Basis of presentation

We prepared the condensed consolidated financial statements following the requirements of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the U.S. (“GAAP”) for complete financial statements can be condensed or omitted. However, except as disclosed herein, there has been no material change in the information disclosed in the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”).

Revenues, expenses, assets, liabilities, and equities can vary during each quarter of the year. Therefore, the results and trends in these condensed consolidated financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair statement of the condensed consolidated financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in the condensed

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2023 Form 10-K. Certain amounts in the condensed consolidated financial statements and accompanying notes may not add due to rounding, and all percentages have been calculated using unrounded amounts.

B.New accounting standards

Adoption of new accounting standards

New accounting standards or accounting standards updates were assessed and determined to be either not applicable or did not have a material impact on our condensed consolidated financial statements or processes.

Accounting standards issued but not yet adopted

In December 2023, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends the guidance in Accounting Standards Codification (“ASC”) 740, Income Taxes, to improve the transparency of income tax disclosures by amending the required rate reconciliation disclosures as well as requiring disclosure of income taxes paid disaggregated by jurisdiction. As amended, the rate reconciliation disclosure will be required to be presented in both percentages and reporting currency amounts, with consistent categories and greater disaggregation of information. This ASU also includes amendments intended to improve the effectiveness of income tax disclosures and eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments are effective for fiscal years beginning after December 15, 2024 and should be applied prospectively. Early adoption is permitted. We are currently evaluating the amendments to identify potential impacts to our notes to the consolidated financial statements and processes.

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

E.Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. Adjustments have been made to the condensed consolidated balance sheets to reclassify the presentation of certain current liabilities related to clinical trial accrued liabilities of $3.0 million and related party payable of $0.8 million from accrued expenses and other current liabilities. These reclassifications had no effect on the reported total current liabilities in the condensed consolidated balance sheets.

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Insurance	$313	$—
Deposits	111	39
Other prepaid expenses	159	38
Total	$583	$77

3. Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Office equipment	$88	$80
Less accumulated depreciation	(44)	(34)
Property and equipment, net	$44	$46

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Employee related costs	$403	$118
Professional service fees	45	308
Other	15	166
Total	$463	$592

5. Warrant liabilities

Changes to our warrant liabilities are summarized as follows (in thousands):

Total
As of January 1, 2024	$658
Fair value changes	203
As of June 30, 2024	$861

Our warrant liabilities relate to the 2022 Series A Warrants and 2022 Series B Warrants, which were issued in November 2022. These warrants are considered to be derivative instruments; accordingly, we recorded their estimated fair value as warrant liabilities. We estimated the fair value of these warrants using the trading market price of our common stock due to a cashless exercise provision of these warrants whereby eight warrants can be exchanged for one share of common stock for no additional consideration, which results in an effective per warrant exercise price of zero.

6.Related party

We entered into a license agreement with Dong-A pursuant to which we received an exclusive global license (except for the territory of the Republic of Korea) for two proprietary compounds for specified indications (the “2022 License

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Agreement”) upon meeting certain financing milestones. The 2022 License Agreement covers the rights to DA-1241 for treatment of MASH and DA-1726 for treatment of obesity and MASH. The 2022 License Agreement also provides that we may develop DA-1241 for the treatment of type 2 diabetes mellitus.

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

We incurred R&D expenses of $3.4 million and $3.6 million for the three and six months ended June 30, 2024, respectively, and $1.5 million and $1.8 million for the three and six months ended June 30, 2023, respectively, under the Shared Services Agreement, which are included in operating expenses: research and development in the accompanying condensed consolidated statements of operations. We have an aggregate payable to Dong-A of $3.6 million and $0.8 million as of June 30, 2024 and December 31, 2023, respectively, under the Shared Services Agreement, which are included in related party payable in the accompanying condensed consolidated balance sheets.

For additional information on the 2022 License Agreement, the Shared Service Agreement and other agreements with Dong-A, refer to “Note 5. Related party” in the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which is included in our 2023 Form 10-K.

7. Commitments and contingencies

Operating lease

In August 2023, we entered into a non-cancelable operating lease for our new corporate headquarters in Cambridge, Massachusetts. The initial lease term is for three years with an option to renew for an additional two-year term. The lease commenced in September 2023 and expires in August 2026. We recorded lease rental expense of $22 thousand and $44 thousand for the three and six months ended June 30, 2024, respectively, and we made cash lease payments of $21 thousand and $43 thousand during the three and six months ended June 30, 2024.

Our lease liability, which represents the net present value of future lease payments, was calculated utilizing a discount rate of 11%, which corresponds to our estimated incremental borrowing rate.

Additionally, we had short-term operating leases for our former corporate headquarters located in Boston, Massachusetts and such lease was terminated in January 2024. For our former corporate headquarters, no rental expenses were recorded for the three months and six months ended June 30, 2024, and we recorded rental expense of $6 thousand and $11 thousand for the three and six months ended June 30, 2023, respectively.

8.Stockholders’ equity

June 2024 offering

Securities purchase agreements

In June 2024, we entered into and closed on two securities purchase agreements (the “Offering”) with an institutional accredited investor and Dong-A, and received aggregate gross proceeds of $20.0 million, of which $10.0 million was received from Dong-A. The Offering was comprised of (i) 3,307,889 shares of common stock at a purchase price of $3.93 per share, (ii) pre-funded warrants to purchase up to 1,781,171 shares of common (the “Pre-Funded Warrants”) at a purchase price of $3.929 per warrant, (iii) Series A warrants to purchase 5,089,060 shares of common stock (the “Series A Warrants”), and (iv) Series B warrants to purchase up to 7,633,591 shares of common stock (the “Series B Warrants”). Collectively, the Series A Warrants and the Series B Warrants are referred to as “PIPE Common Warrants.” Of the total shares of common stock issued in the Offering, 763,359 shares were sold to an institutional investor pursuant to our

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

effective shelf registration statement on Form S-3 (Registration No. 333-278646), initially filed with and declared effective by the SEC in April 2024, and a prospectus supplement filed with the SEC in June 2024.

The Pre-Funded Warrant has an exercise price of $0.001 per share and is immediately exercisable and will expire when exercised in full and the PIPE Common Warrants have an exercise price of $3.93 per share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the warrants (the “Stockholder Approval”). We are currently planning to hold a Special Meeting of Stockholders in September 2024 to seek Stockholder Approval for certain warrants issued in connection with the Offering. Additionally, prior to the closing of the Offering in June 2024, we received a letter agreement from Dong-A whereby Dong-A irrevocably agreed to vote all of the shares of Company’s voting stock over which Dong-A have voting control in favor of any resolution presented to the stockholders of the Company related to the Stockholder Approval.

The Series A Warrants will expire on the earlier of the twelve month anniversary of the Stockholder Approval and within 60 days following the public announcement of the Company receiving positive Phase 1 multiple ascending dose (“MAD”) data readout for DA-1726, and the Series B Warrants will expire on the earlier of the five years anniversary of the Stockholder Approval and within six months following the public announcement of the Company receiving positive Phase 1 Part 3 data readout for DA-1726. Based on the terms of the PIPE Common Warrants, we have concluded that the accounting classification of the PIPE Common Warrants is to be stockholders’ equity

Under the terms of the Pre-Funded Warrants and the PIPE Common Warrants issued to the institutional accredited investor, we may not affect the exercise of any such Pre-Funded Warrant or PIPE Common Warrants, and the holder will not be entitled to exercise any portion of any Pre-Funded Warrant or PIPE Common Warrants, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates, other persons acting or who could be deemed to be acting as a group together with the holder or any of the holder’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with the holder’s or any of the holder’s affiliates) would exceed 9.99% (in the case of the Pre-Funded Warrants) or 4.99% (in the case of the PIPE Common Warrants) of the number of shares of the Company’s outstanding common stock immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”), as such percentage ownership is calculated in accordance with Section 13(d) of the Exchange Act and the applicable regulations of the SEC. A holder of the Pre-Funded Warrant or PIPE Common Warrants that were issued to the institutional accredited investor may increase or decrease the Beneficial Ownership Limitation to a higher or lower percentage (not to exceed 9.99%), effective 61 days after written notice to us. Any such increase or decrease will apply only to that holder and not to any other holder of the Pre-Funded Warrants or PIPE Common Warrants.

Placement agent

We paid to the placement agent a cash fee equal to 7.0% of the gross proceeds of the Offering received from a certain institutional investor and $0.1 million for non-accountable expenses and clearing costs. In addition, we issued warrants to the placement agent’s designees (“Placement Agent Warrants”) to purchase up to 127,227 shares of common stock (which represents 5% of the sum of the shares of common stock and Pre-Funded Warrants sold to the institutional investor in the Offering) at an exercise price of $4.9125 per share (which represents a premium of 25% of the offering price per share of common stock in the Offering). The Placement Agent Warrants will be exercisable beginning on the effective date of the Stockholder Approval and will expire on the earlier of (i) two years after the date that the shares of common stock underlying the Placement Agent Warrants are registered pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, which occurred on July 24, 2024, and (ii) June 23, 2029. The fair value of the Placement Agent Warrants was $0.3 million, which represents a non-cash issuance cost. The weighted average fair value per share of these Placement Agent Warrants was $2.73, and was determined using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility of 140.0%, expected term of 2.1 years, expected dividend yield of 0%, and risk-free interest rate of 4.63%. Based on the terms of the Placement Agreement Warrants, we have concluded that the accounting classification of the Placement Agent Warrants is stockholders’ equity in the accompanying condensed consolidated balance sheets.

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Upon the exercise for cash of any PIPE Common Warrants issued to a certain institutional investor, we shall pay the placement agent (i) a cash fee of 7.0% of the aggregate gross exercise price paid in cash with respect thereto and (ii) a non-cash fee in the form of additional warrants to purchase the number of shares of common stock equal to 5.0% of the aggregate number of such shares of common stock underlying such warrants. The cash fee payable to the placement agent for any PIPE Common Warrants exercised by the institutional investor is accounted for as a contingent commitment and will be recorded as an offset to any gross proceeds received from any future exercises of PIPE Common Warrants by the institutional investor. The non-cash fee payable to the placement agent for any PIPE Common Warrants exercised by the institutional investor is accounted for as contingent warrants (“Placement Agent Contingent Warrants”) to purchase up to 318,067 shares of common stock, which is subject to performance criteria of the institutional investor regarding any exercise for cash of any PIPE Common Warrants with an assumed grant date of the Offering closing date, and an exercise price of $4.9125 per share. The weighted average fair value per share of these Placement Agent Contingent Warrants was $3.43 and was determined using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility of 127.0%, expected term of 5.7 years, expected dividend yield of 0%, and risk-free interest rate of 4.31%. Based on the terms of the placement agent engagement letter, we have concluded that the accounting classification of the Placement Agent Contingent Warrants is to be stockholders’ equity. On each balance sheet reporting date, we will need to assess whether it is probable for us to issue warrants to the placement agent based on whether it is probable for any PIPE Common Warrants to be exercised by the institutional investor. As of June 30, 2024, we determined that the issuance of additional warrants to the placement agent is not yet probable; accordingly, the Placement Agent Contingent Warrants had no impact on the condensed consolidated balance sheets.

Warrants

The following tables summarize our outstanding warrants:

	Shares of Common Stock Issuable
	for Outstanding Warrants
	As of		Exercise	Expiration
Warrant Issuance	June 30, 2024	December 31, 2023	Price	Date
July 2018 (1)	6	6	$44,820.0000	July 2028
April 2020 (1)	159	159	$3,000.0000	April 2025
January 2021 (1)	10,421	10,421	$1,447.2000	July 2026
October 2021 (1)	15,390	15,390	$900.0000	April 2025
November 2022 Series B (2)	177,938	177,938	$0.0000	December 2027
June 2024 Placement Agent (3)	127,227	—	$4.9125	July 2026
June 2024 Pre-Funded (4)	1,781,171	—	$0.0010	no expiration date
June 2024 Series A (5)	5,089,060	—	$3.9300	September 2025 (latest date)
June 2024 Series B (6)	7,633,591	—	$3.9300	September 2029 (latest date)
Total	14,834,963	203,914
(1)	The number of outstanding and exercisable warrants was adjusted for the impact of each of the common stock reverse stock splits completed in 2023 and 2022. Accordingly, the number of outstanding warrants is equal to the number of shares of common stock issuable for outstanding warrants.
(2)	The number of outstanding and exercisable warrants was not impacted by the 2023 Reverse Stock Split. Accordingly, the number of outstanding warrants is equal to eight times the number of shares of common stock issuable for outstanding warrants. Additionally, during the six months ended June 30, 2023, 6,460,333 Series B warrants were exchanged for 807,541 shares of our common stock.
(3)	These warrants are exercisable at any time on or after the Stockholder Approval, which is currently planned to be in September 2024, and expire two years after a resale registration statement covering the shares of common stock issuable upon the exercise of the warrants hereunder becomes effective

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

with the SEC. In July 2024, a resale registration statement was filed with the SEC and became effective.
(4)	These warrants are exercisable immediately upon their issuance in June 2024 and are considered to be perpetual warrants without any expiration date.
(5)	These warrants are exercisable at any time on or after the Stockholder Approval, which is currently planned to be in September 2024, and expire on the earlier of (i) the twelve months anniversary of the stockholder approval date, and (ii) the 60th day following the date on which the Company publicly announce the receiving of positive Phase 1 MAD data readout for DA-1726.
(6)	These warrants are exercisable at any time on or after the Stockholder Approval, which is currently planned to be in September 2024, and expire on the earlier of (i) the five years anniversary of the stockholder approval date and (ii) the six months anniversary following the date on which the Company publicly announce the receiving of positive Phase 1, Part 3 data readout for DA-1726.

Additionally, during the six months ended June 30, 2023, 6,345,333 Series A warrants issued in November 2022 were exchanged for 793,167 shares of our common stock. Furthermore, as of December 31, 2023, the Series A warrants issued in November 2022 were fully exchanged for shares of our common stock.

9. Stock-based compensation

Stock-based compensation expense was included in general and administrative and research and development as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$99	$24	$170	$(61)
Research and development	36	—	69	11
Total stock-based compensation	$135	$24	$239	$(50)

For stock options and RSUs granted under the 2019 Equity Incentive Plan (the “2019 Plan”), the 2021 Inducement Plan and (the “Inducement Plan”) the 2022 Equity Incentive Plan, as amended (the “2022 Plan”), as of June 30, 2024, unrecognized stock-based compensation cost totaled $0.8 million. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.8 years.

Stock-based award plans

In June 2024, in connection with the 2024 Annual Meeting of Stockholders, our stockholders approved an amendment to our 2022 Plan (the “Amendment”). Pursuant to the terms and conditions of the Amendment, the 2022 Plan was amended to:

●	automatically increase on January 1st of each year for a period of eight years commencing on January 1, 2025 and ending on (and including) January 1, 2032, the aggregate number of shares of common stock that may be issued pursuant to Awards (as defined in the 2022 Plan) to an amount equal to 10% of the Fully Diluted Shares (as defined in the 2022 Plan) as of the last day of the preceding calendar year, provided, however that the Board may act prior to the effective date of any such annual increase to provide that the increase for such year will be a lesser number of shares of common stock; and
●	increase the aggregate maximum number of shares of common stock that may be issued pursuant to the exercise of Incentive Stock Options (as defined in the 2022 Plan) to 1 million shares of the common stock plus the amount of any increase in the number of shares that may be available for issuance pursuant to the annual increase

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

described above, but in no event more than 15 million shares of the common stock issued as incentive stock options.

As of June 30, 2024, there were (i) 1,575 outstanding stock options under the 2019 Plan, and (ii) 3,125 outstanding stock options and 218,113 outstanding RSUs under the 2022 Plan. As of June 30, 2024, we had an aggregate of 385,921 shares available for future issuance, of which 4,166 shares were available under the Inducement Plan and 381,755 shares were available under the 2022 Plan.

Stock options

The following table summarizes the status of our outstanding and exercisable options and related transactions for the period presented (in thousands, except share and per share amounts):

	Outstanding				Exercisable
	Shares of			Weighted	Shares of			Weighted
	Common	Weighted		Average	Common	Weighted		Average
	Stock	Average	Aggregate	Remaining	Stock	Average	Aggregate	Remaining
	Issuable	Exercise	Intrinsic	Contractual	Issuable	Exercise	Intrinsic	Contractual
	for Options	Price	Value	Term (years)	for Options	Price	Value	Term (years)
As of January 1, 2024	4,700	$398.30	$—	8.6	4,577	$391.04	$—	8.6
Vested					59	689.72
As of June 30, 2024	4,700	$398.30	$—	8.0	4,636	$394.84	$—	8.0

During the six months ended June 30 2023, we granted 3,125 stock options and the weighted average fair value per share of these stock options was $3.63. We estimated the grant date fair value of stock options granted to employees, consultants, and directors using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows: expected stock price volatility of 82.9%, expected term of 5.0 year, expected dividend yield of 0%, and risk-free interest rate of 3.54%.

Restricted Stock Units

The following table summarizes the status of our RSUs and related transactions for the period presented (in thousands, except share and per share amounts):

	Outstanding			Vested and Deferred Release
	Shares of	Average		Shares of	Average
	Common Stock	Grant Date	Aggregate	Common Stock	Grant Date	Aggregate
	Issuable	Fair Value	Intrinsic	Issuable	Fair Value	Intrinsic
	for RSUs	Price	Value	for RSUs	Price	Value
As of January 1, 2024	141,361	$4.55	$523	5,469	$4.02	$20
Granted	83,899	5.41
Vested and Deferred Release				1,563	4.12
Vested and Released	(7,147)	4.05	29
As of June 30, 2024	218,113	$4.90	$1,056	7,032	$4.04	$34

We estimated the grant date fair value of restricted stock units granted to employees, consultants and directors based on the closing sales price of our common stock as reported on Nasdaq on the date of grant.

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

10.Income taxes

We do not expect to pay any significant federal or state income taxes as a result of (i) the losses recorded during the three and six months ended June 30, 2024 and 2023, (ii) additional losses expected for the remainder of 2024 or losses recorded in 2023, or (iii) net operating loss carry forwards from prior years.

We recorded a full valuation allowance of the net operating losses for the three and six months ended June 30, 2024 and 2023. Accordingly, there were no benefits for income taxes recorded for the three and six months ended June 30, 2024 and 2023. Additionally, as of June 30, 2024 and December 31, 2023, we maintain a full valuation allowance for all deferred tax assets.

11.Loss per share of common stock

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(10,053)	$(734)	$(16,767)	$(3,338)
Denominator:
Weighted average shares of common stock, basic	5,428,906	5,059,003	5,259,939	5,059,003
Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock, diluted	5,428,906	5,059,003	5,259,939	5,059,003
Loss per share of common stock, basic and diluted	$(1.85)	$(0.15)	$(3.19)	$(0.66)

For each of the periods presented in the above table, our basic weighted average shares of common stock include any outstanding (i) November 2022 Series A warrants and Series B warrants, (ii) June 2024 Pre-Funded Warrants and (iii) vested RSUs in which their release was deferred in accordance with the respective award agreement during the respective period.

Since we reported a net loss for the three and six months ended June 30, 2024 and 2023, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per share of common stock and our basic and diluted weighted average shares of common stock are the same for three and six months ended June 30, 2024 and 2023. The following table sets forth the potentially dilutive securities which were not included in the calculation of diluted earnings per share of common stock for three and six months ended June 30, 2024 and 2023:

	As of June 30,
	2024	2023
Stock options	4,700	5,034
RSUs	211,081	—
Warrants	12,875,854	28,529

12.Fair value of financial instruments

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

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Level 2:

Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, whether directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table sets forth our financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of June 30, 2024				As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$861	$—	$861	$—	$658	$—	$658	$—
Total	$861	$—	$861	$—	$658	$—	$658	$—

13.Subsequent events

Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this report require adjustment to or disclosure in the condensed consolidated financial statements. Except for the following events, there were no other events that require adjustment to or disclosure in the condensed consolidated financial statements.

In August 2024, we issued 229,171 shares of common stock in connection with an exercise of Pre-Funded Warrants.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Report and the audited financial statements and related notes for the fiscal year ended December 31, 2023 included in our 2023 Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including, but not limited to, the risks and uncertainties described under Part II, Item 1A. Risk Factors, elsewhere in this Report.

Certain amounts in the following discussion and analysis may not add due to rounding, and all percentages have been calculated using unrounded amounts.

Overview

We are a clinical-stage biotechnology company focused primarily on developing and commercializing novel pharmaceuticals to treat cardiometabolic diseases. We have two programs currently focused on treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) and obesity. MASH was formerly known as non-alcoholic steatohepatitis. The American Association for the Study of Liver Diseases and its European and Latin American counterparts changed the name to metabolic dysfunction-associated steatohepatitis to reflect the complexity of the disease.

●	DA-1241 is a novel G-Protein-Coupled Receptor 119 (“GPR119”) agonist with development optionality as a standalone and/or combination therapy for both MASH and type 2 diabetes. Agonism of GPR119 in the gut promotes the release of key gut peptides, glucagon-like peptide 1 (“GLP-1”), glucagon-dependent insulinotropic polypeptide receptor, and peptide YY. These peptides play a further role in glucose metabolism, lipid metabolism and weight loss. DA-1241 has beneficial effects on glucose, lipid profile and liver inflammation, supported by potential efficacy demonstrated during in vivo preclinical studies.
●	DA-1726 is a novel oxyntomodulin analogue functioning as a GLP-1 receptor (“GLP1R”) and glucagon receptor (“GCGR”) dual agonist for the treatment of obesity that is to be administered once weekly subcutaneously. DA-1726 acts as a dual agonist of GLP1R and GCGR.

While we primarily focus our financial resources and management’s attention on the development of DA-1241 and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases, which we continue to consider for out-licensing and divestiture opportunities. In July 2024, we entered into an exclusive out-license agreement with MThera Pharma Co., LTD. (“MThera”) to provide MThera with the rights to NB-01 for the treatment of painful diabetic neuropathy.

Our operations have consisted principally of performing research and development (“R&D”) activities, which includes preclinical developments and clinical trials, and raising capital. Our activities are subject to significant risks and uncertainties, such as failing to secure additional funding before sustainable revenues and profit from operations are achieved. For more information on our business and product candidates, see “Part I, Item 1. Business” in our 2023 Form 10-K.

DA-1241

We are currently conducting a Phase 2a trial of DA-1241 for the treatment of MASH in the United States. The Phase 2a trial has two parts and each of the parts is designed to be a 16-week, multicenter, randomized, double-blind, placebo-controlled, parallel clinical study to evaluate the efficacy and safety of DA-1241 in subjects with presumed MASH while we follow the trend for type 2 diabetes mellitus. Part 2 of the Phase 2a trial will also explore the efficacy of DA-1241 in combination with sitagliptin versus placebo. Phase 2a trial enrollment began in August 2023 and we have completed enrollment of Part 1 of the Phase 2a trial in which patients with presumed MASH were randomized with a 1:2:1 ratio into 3 treatment groups: DA-1241 50 mg, DA-1241 100 mg, or placebo. Additionally, we also completed enrollment of Part 2

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

of the Phase 2a trial in which patients with presumed MASH were randomized with a 2:1 ratio into 2 treatment groups: DA-1241 100 mg/sitagliptin 100 mg or placebo. Currently, we are expecting to have top line result in the fourth quarter of 2024.

For additional information on DA-1241, see “Part I, Item 1. Business, Our Pipeline, DA-1241 Treatment of MASH” in our 2023 Form 10-K.

DA-1726

We are currently conducting a Phase 1 trial of DA-1726 for the treatment of obesity in the United States. The Phase 1 trial is a randomized, placebo-controlled, double-blind, two-part study to investigate the safety, tolerability, pharmacokinetics (“PK”), and pharmacodynamics (“PD”) of single and multiple ascending doses of DA-1726 in obese, otherwise healthy subjects. Part 1 of the Phase 1 trial is a single ascending dose (“SAD”) study and enrollment began in March 2024. In August 2024, we completed enrollment with a total of 45 participants, randomized into one of five cohorts, with each cohort having been randomized in a 6:3 ratio of DA-1726 to placebo. Part 2 of Phase 1 is a multiple ascending dose (“MAD”) study, enrollment began in June 2024, and is expected to enroll approximately 36 participants, who will be randomized at the same 6:3 ratio into four planned cohorts, each to receive four weekly administrations of DA-1726 or placebo. Currently, we are expecting to report top-line data from the SAD Part 1 study in the third quarter of 2024 and the MAD Part 2 study in the first quarter of 2025.

For additional information on DA-1726, see “Part I, Item 1. Business, Our Pipeline, DA-1726 Treatment of Obesity” in our 2023 Form 10-K.

Recent developments

●	August 2024: Completed enrollment in the SAD Part 1 of our Phase 1 clinical trial evaluating DA-1726 for the treatment of obesity.
●	August 2024: Signed a joint research agreement, along with Dong-A, with ImmunoForge to develop a long-acting, once-monthly, formulation of DA-1726 utilizing ImmunoForge’s long-lasting half-life extension Elastin-Like Polypeptide (“ELP”) platform technology.
●	July 2024: Signed an exclusive out-license agreement, providing MTHERA with the rights to develop and commercialize NB-01, one of four legacy assets, for the treatment of painful diabetic neuropathy, allowing MTHERA to conduct research and clinical trials, including, but not limited to, a potential Phase 3 clinical trial in the United States and South Korea, for the future commercialization of NB-01.
●	July 2024: Engaged veteran biotech and pharmaceutical professional, Chris Fang, MD, as Advisor/Consulting Chief Medical Officer, effective July 2, 2024.
●	June 2024: Completed enrollment of Part 2 of our two-part Phase 2a trial evaluating the efficacy and safety of DA-1241 in MASH.
●	June 2024: Dosed the first patient in the MAD Part 2 of our two-part Phase 1 clinical trial of DA-1726 a novel, dual oxyntomodulin (“OXM”) analog agonist that functions as a GLP1R and GCGR, for the treatment of obesity.
●	June 2024: Closed a concurrent placement and registered direct offering priced at-the-market under the Nasdaq Capital Market’s rules, with aggregate gross proceeds of $20.0 million up front with up to an additional $50.0 million of aggregate gross proceeds upon the exercise in full of clinical milestone-linked Series A Warrants and Series B Warrants.
●	June 2024: Presented preclinical data at the American Diabetes Association 84th Scientific Sessions, showing that DA-1726 demonstrated superiority in weight loss, retention of lean body mass, and lipid-lowering effects compared to survodutide.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

●	June 2024: Presented preclinical data that suggests DA-1241, a novel GPR119 agonist, in combination with semaglutide (Wegovy®), a GLP1R agonist, improves liver fibrosis and demonstrates additive hepatoprotective effects in preclinical MASH models compared to either treatment alone. The new data, presented at the European Association for the Study of Liver Congress, suggests, for the first time, a beneficial combination effect of DA-1241 and semaglutide in the treatment of liver fibrosis, which may be attributed to augmented inhibition of fibrogenesis and inflammation in the liver. The data also demonstrated more than additive effects on metabolic, biochemical, and histological endpoints in GAN DIO-MASH mice, highlighting the therapeutic potential of dual targeting GPR119 and GLP1R function in MASH with liver fibrosis.
●	April 2024: Dosed the first patient in the SAD Part 1 of our Phase 1 clinical trial of DA-1726 for the treatment of obesity.
●	April 2024: Completed enrollment of Part 1 of our two-part Phase 2a trial evaluating the efficacy and safety of DA-1241 in MASH.

Key operating information

Except for the financial amounts for the presented periods in this Report (see financial amounts in the below results of operations and the condensed consolidated balance sheets included elsewhere in this Report), there have been no material changes to our key operating information since December 31, 2023. Refer to our 2023 Form 10-K for a complete discussion of our key operating information.

Results of operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

The following table summarizes our results of operations (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2024	2023
Operating expenses:
Research and development	$8,074	$2,364
General and administrative	2,010	1,442
Total operating expenses	10,084	3,806
Loss from operations	(10,084)	(3,806)
Other income (expense):
Change in fair value of warrant liabilities	(133)	3,072
Interest income	164	—
Total other income	31	3,072
Loss before income taxes	(10,053)	(734)
Provision for income taxes	—	—
Net loss	$(10,053)	$(734)
Loss per share of common stock, basic and diluted	$(1.85)	$(0.15)
Weighted average shares of common stock, basic and diluted	5,428,906	5,059,003

Operating expenses and loss from operations

Our total operating expenses and loss from operations for the three months ended June 30, 2024 were $10.0 million, an increase of $6.3 million, or 165.0%, compared to the three months ended June 30, 2023. This increase was attributable to $5.7 million in higher R&D expenses and $0.6 million in higher general and administrative expenses.

Our R&D expenses were $8.1 million for the three months ended June 30, 2024, an increase of $5.7 million, or 241.5%, compared to the three months ended June 30, 2023. This increase was primarily related to increased R&D activities for DA-1241 and DA-1726 for the three months ended June 30, 2024 following commencement of the Phase 2a clinical trial

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

for DA-1241 and Phase 1 trial for DA-1726 compared to the three months ended June 30, 2023 when R&D activities were starting to ramp up following the acquisition of DA-1241 and DA-1726 in the fourth quarter of 2022. Specifically, the $5.7 million increase in R&D expenses was primarily attributable to (i) $5.4 million in higher expenditures for investigational drug manufacturing costs, non-clinical and preclinical services, clinical trials and consulting and (ii) $0.3 million in higher employee compensation and benefits. Included in R&D expenses for the three months ended June 30, 2024 was $3.4 million of investigational drug manufacturing costs and non-clinical and preclinical expenses incurred under the Shared Services Agreement with Dong-A as compared to $1.5 million for the three months ended June 30, 2023.

Our general and administrative expenses for the three months ended June 30, 2024 were $2.0 million, an increase of $0.6 million, or 39.4%, compared to the three months ended June 30, 2023. This increase was primarily attributable to $0.4 million in higher employee compensation and benefits and $0.1 million in higher non-cash stock-based compensation.

Other income

Our other income for the three months ended June 30, 2024 was $31 thousand, a decrease of $3.0 million, or 99.0%, compared to the three months ended June 30, 2023. This decrease was attributable to the recording of a loss of $0.1 million related to the change in fair value of warrant liabilities for the three months ended June 30, 2024 compared to a gain of $3.1 million for three months ended June 30, 2023, partially offset by $0.2 million of interest income earned on our cash balance for the three months ended June 30, 2024, of which there was none for the three months ended June 30, 2023.

Provision for income taxes

Our effective tax rate for the three months ended June 30, 2024 and 2023 was zero percent as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For the three months ended June 30, 2024, we had a net loss of $10.1 million, or $1.85 per share of basic and diluted common stock, compared to a net loss of $0.7 million, or $0.15 per share of basic and diluted common stock for the three months ended June 30, 2023.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

The following table summarizes our results of operations (in thousands, except share and per share amounts):

	Six Months Ended June 30,
	2024	2023
Operating expenses:
Research and development	$12,978	$3,001
General and administrative	3,987	3,325
Total operating expenses	16,965	6,326
Loss from operations	(16,965)	(6,326)
Other income (expense):
Change in fair value of warrant liabilities	(203)	2,988
Interest income	401	—
Total other income	198	2,988
Loss before income taxes	(16,767)	(3,338)
Provision for income taxes	—	—
Net loss	$(16,767)	$(3,338)
Loss per share of common stock, basic and diluted	$(3.19)	$(0.66)
Weighted average shares of common stock, basic and diluted	5,259,939	5,059,003

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Operating expenses and loss from operations

Our total operating expenses and loss from operations for the six months ended June 30, 2024 were $17.0 million, an increase of $10.6 million, or 168.2%, compared to the six months ended June 30, 2023. This increase was attributable to (i) $10.0 million in higher R&D expenses and (ii) $0.7 million in higher general and administrative expenses.

Our R&D expenses were $13.0 million for the six months ended June 30, 2024, an increase of $10.0 million, or 332.5%, compared to the six months ended June 30, 2023. This increase was primarily related to increased R&D activities for DA-1241 and DA-1726 for the six months ended June 30, 2024 following commencement of the Phase 2a clinical trial for DA-1241 and Phase 1 trial for DA-1726 compared to the six months ended June 30, 2023 when R&D activities were starting to ramp up following the acquisition of DA-1241 and DA-1726 in the fourth quarter of 2022. Specifically, the $10.0 million increase in R&D expenses was primarily attributable to (i) $9.3 million in higher expenditures for investigational drug manufacturing costs, non-clinical and preclinical services, clinical trials and consulting and (ii) $0.7 million in higher employee compensation and benefits. Included in R&D expenses for the six months ended June 30, 2024 was $3.6 million of investigational drug manufacturing costs and non-clinical and preclinical expenses incurred under the Shared Services Agreement with Dong-A as compared to $1.8 million for the six months ended June 30, 2023.

Our general and administrative expenses for the six months ended June 30, 2024 were $4.0 million, an increase of $0.7 million, or 19.9%, compared to the six months ended June 30, 2023. This increase was primarily attributable to $0.4 million in higher employee compensation and benefits and $0.2 million in higher non-cash stock-based compensation.

Other income

Our other income for the six months ended June 30, 2024 was $0.2 million, a decrease of $2.8 million, or 93.4%, compared to the six months ended June 30, 2023. This decrease was attributable to the recording of a loss of $0.2 million related to the change in fair value of warrant liabilities for the six months ended June 30, 2024 compared to a gain of $3.0 million for six months ended June 30, 2023, partially offset by $0.4 million of interest income earned on our cash balance for the six months ended June 30, 2024, of which there was none for the six months ended June 30, 2023.

Provision for income taxes

Our effective tax rate for the six months ended June 30, 2024 and 2023 was zero percent as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For the six months ended June 30, 2024, we had a net loss of $16.8 million, or $3.19 per share of basic and diluted common stock, compared to a net loss of $3.3 million, or $0.66 per share of basic and diluted common stock for the six months ended June 30, 2023.

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

As reflected in the condensed consolidated financial statements, we had $27.9 million in cash as of June 30, 2024. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $125.0 million as of June 30, 2024. We have incurred a net loss of $16.8 million and net cash used of $13.7 million for operating activities for the six months ended June 30, 2024. Due in large part to the ongoing Phase 2a clinical trial for DA-1241 and Phase 1 clinical trial for DA-1726, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

We believe that our existing cash will be sufficient to fund our operations into the second quarter of 2025. Our existing cash includes gross proceeds of $20.0 million, of which $10.0 million was received from Dong-A, in connection with the closing of the Offering (as defined below) in June 2024. We plan to continue to fund our operations through a combination of proceeds of (i) up to $20.0 million from the potential future exercise of Series A Warrants issued in the Offering (as defined below) before deducting for certain issuance costs, such as placement agent fees and expenses and (ii) from equity offerings, debt financings, or other sources, potentially including collaborations, out-licensing and other similar arrangements. If the Series A Warrants issued in the June 2024 Offering are exercised, we believe that the additional gross proceeds to us from such exercises would be sufficient to fund our operations into 2026. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all, or that the Series A Warrants will be exercised. To the extent that we can raise additional funds by issuing equity securities or in the event our existing warrants are exercised, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, we may slow down or stop our ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on us.

Liquidity and capital resources

Our primary use of cash is to fund our R&D activities. We have funded our operations primarily through public offerings of our common stock and private placements of equity. As of June 30, 2024, we had cash totaling $27.9 million. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250 thousand per bank. Our cash balance includes liquid insured deposits, which are obligations of the program banks in which the deposits are held and qualify for FDIC insurance protection per depositor in each recognized legal category of account ownership in accordance with the rules of the FDIC. To date, we have not experienced any losses related to these funds.

Registered direct offering and private placement

In June 2024, we closed on a registered direct offering of 763,359 shares of common stock at a purchase price of $3.93 per share for gross proceeds of $3.0 million (the “Registered Direct Offering”) with an institutional investor. The offering of the shares was made pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-278646), initially filed with and declared effective by the SEC in April 2024, and a prospectus supplement filed with the SEC in June 2024.

In June 2024, we closed on a private placement offering (the “Private Placement,” and together with the Registered Direct Offering, the “Offering”) with an institutional accredited investor and Dong-A, and received aggregate gross proceeds of $17.0 million, of which $10.0 million was received from Dong-A. The Private Placement was comprised of (i) 2,544,530 shares of common stock, (ii) pre-funded warrants to purchase up to 1,781,171 shares of common (the “Pre-Funded Warrants”), (iii) Series A warrants to purchase 5,089,060 shares of common stock (the “Series A Warrants”), and (iv) Series B warrants to purchase up to 7,633,591 shares of common stock (the “Series B Warrants”). For additional information, see “Note 8. Stockholders’ equity” to the condensed consolidated financial statements included elsewhere in this Report.

Cash flows

The principal use of cash in operating activities is to fund our current expenditures in support of our R&D activities. Financing activities currently represent the principal source of our cash flow.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

The following table reflects the major categories of cash flows (in thousands).

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(13,693)	$(4,592)
Net cash used in investing activities	(8)	(4)
Net cash provided by (used in) financing activities	19,200	(80)
Net increase (decrease) in cash	$5,499	$(4,676)

Net cash used in operating activities was $13.7 million for the six months ended June 30, 2024 and consisted of net loss of $16.8 million, partially offset by net cash provided by change in operating assets and liabilities of $2.6 million and non-cash charges totaling $0.5 million, which was primarily related to stock-based compensation and change in fair value of warrant liabilities. Net cash used in operating activities was $4.6 million for the six months ended June 30, 2023 and consisted of net loss of $3.3 million and non-cash credits totaling $3.0 million, which was primarily related to change in fair value of warrant liabilities, partially offset by net cash provided by changes in operating assets and liabilities of $1.8 million.

Net cash used in investing activities, related to the purchases of property equipment, was less than $0.1 million for the six months ended June 30, 2024 and 2023.

Net cash provided by financing activities was $19.2 million for the six months ended June 30, 2024 compared to net cash used in financing activities of $0.1 million for the six months ended June 30, 2023. Net cash provided by financing activities for the six months ended June 30, 2024 consisted of gross proceeds from the Offering of $20.0 million, net of payment of issuance cost of $0.8 million. Net cash used in financing activities of $0.1 million for the six months ended June 30, 2023 was attributable to payment of financing costs related to a prior financing transaction.

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

Recent accounting pronouncements

Information regarding (i) adoption of new accounting standards and (ii) accounting standards issued but not yet adopted is included in “Note 1. Business, basis of presentation, new accounting standards and summary of significant accounting policies” to the condensed consolidated financial statements included in this Report.

NeuroBo Pharmaceuticals, Inc.

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

Remediation efforts to address the material weaknesses

Under the oversight of the audit committee, management has developed a detailed plan and timetable for the implementation of appropriate remedial measures to address the material weaknesses, as described above. We have taken the following actions to address the material weaknesses:

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

As of the date of this Report, we have remediated the material weaknesses related to logical access over certain computer applications. We are in the process of remediating, but have not yet remediated, the material weaknesses related to (i) lack of segregation of duties over cash disbursements and financial reporting, (ii) logical access over one computer application, and (iii) lack of supervision and review over financial reporting.

Management believes that we have made considerable progress toward remediation of the remaining material weaknesses and anticipates a full remediation during 2024.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

Changes in internal control Over financial reporting

Other than the remediation activities listed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2023 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2023 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, we did not issue or sell any unregistered securities that were not otherwise previously disclosed in a Current Report on Form 8-K.

Item 3.Defaults upon Senior Securities

None.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None.

Item 6.Exhibits

Exhibit Number	Description of Document
3.1	Third Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 10, 2016).
3.2	Third Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2024).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on June 25, 2024).
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K on June 25, 2024).
4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K on June 25, 2024).
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K on June 25, 2024).
10.1˄

First Amendment to the Registrant’s 2022 Equity Incentive Plan, effective as of June 7, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 7, 2024).

10.2	Amended and Restated Non-Employee Director Compensation Policy, dated May 7, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 5, 2024).
10.3

Form of Securities Purchase Agreement, dated as of June 23, 2024, by and among the Registrant and the Purchaser identified on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on June 25, 2024).

10.4

Form of Securities Purchase Agreement, dated as of June 23, 2024, by and among the Registrant and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on June 25, 2024).

10.5

Form of Registration Rights Agreement, dated as of June 23, 2024, by and among the Registrant and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on June 25, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**

Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of NeuroBo Pharmaceuticals, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

˄	Indicates management contract or compensatory plan.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 2024.

NEUROBO PHARMACEUTICALS, INC.

/s/ Hyung Heon Kim
Hyung Heon Kim
President and Chief Executive Officer

/s/ Marshall H. Woodworth
Marshall H. Woodworth
Chief Financial Officer