Form 10-Q
period 2024-09-30
NeuroBo Pharmaceuticals, Inc.
filed 2024-11-07
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 8,616,010 shares of common stock, $0.001 par value per share, issued and outstanding.

NEUROBO PHARMACEUTICALS, INC.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this “Report”) to “we,” “us,” “the Company,” “NeuroBo,” “the Registrant” and “our” refer to NeuroBo Pharmaceuticals, Inc. and its subsidiaries.

Special Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding our ability to execute on our commercial strategy; our expectations regarding the sufficiency of our existing cash on hand to fund our operations; the timeline for regulatory submissions, regulatory steps and potential regulatory approval of our current and future product candidates; the ability to realize the benefits of the license agreement with Dong-A ST Co., Ltd., a related party (“Dong-A”), including the impact on our future financial and operating results; the ability to integrate the product candidates into our business in a timely and cost-efficient manner; the cooperation of our contract manufacturers, clinical study partners and others involved in the development of our current and future product candidates; our ability to initiate clinical trials on a timely basis; our planned clinical trials and our ability to recruit subjects for our clinical trials; the costs related to the license agreement, known and unknown, including costs of any litigation or regulatory actions relating to the license agreement; changes in applicable laws or regulations; the effects of changes to our stock price on the terms of the license agreement and any future fundraising and other risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”), and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Part I - Financial Information

Item 1.Financial Statements

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	As of
	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$21,669	$22,435
Prepaid expenses and other current assets	266	77
Total current assets	21,935	22,512
Property and equipment, net	39	46
Right-of-use asset	151	202
Other assets	21	21
Total assets	$22,146	$22,781
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,017	$821
Clinical trial accrued liabilities	3,354	3,033
Accrued expenses and other current liabilities	654	592
Warrant liabilities	564	658
Related party payable	3,450	789
Lease liability, short-term	75	67
Total current liabilities	9,114	5,960
Lease liability, long-term	79	136
Total liabilities	9,193	6,096
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share, 100,000 shares authorized as of September 30, 2024 and December 31, 2023; 8,609 and 4,906 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	9	5
Additional paid–in capital	143,628	124,945
Accumulated deficit	(130,684)	(108,265)
Total stockholders’ equity	12,953	16,685
Total liabilities and stockholders’ equity	$22,146	$22,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited - In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$4,517	$2,292	$17,495	$5,293
General and administrative	1,742	1,601	5,729	4,926
Total operating expenses	6,259	3,893	23,224	10,219
Loss from operations	(6,259)	(3,893)	(23,224)	(10,219)
Other income (expense):
Change in fair value of warrant liabilities	297	(87)	94	2,901
Interest income	310	162	711	162
Total other income	607	75	805	3,063
Loss before income taxes	(5,652)	(3,818)	(22,419)	(7,156)
Provision for income taxes	—	—	—	—
Net loss and comprehensive net loss	(5,652)	(3,818)	(22,419)	(7,156)
Loss per share of common stock, basic and diluted	$(0.55)	$(0.75)	$(3.24)	$(1.41)
Weighted average shares of common stock, basic and diluted	10,214,087	5,075,817	6,922,338	5,064,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited - In thousands)

			Additional
	Common Stock		Paid–In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
As of January 1, 2023	3,179	$3	$117,542	$(95,795)	$21,750
Issuance of stock from exercise of warrants	218	—	1,436	—	1,436
Stock-based compensation	—	—	(74)	—	(74)
Net loss	—	—	—	(2,604)	(2,604)
As of March 31, 2023	3,397	3	118,904	(98,399)	20,508
Issuance of stock from exercise of warrants	1,383	(3)	5,401	—	5,398
Stock-based compensation	—	—	24	—	24
Net loss	—	—	—	(734)	(734)
As of June 30, 2023	4,780	$5	$124,329	$(99,133)	$25,196
Issuance of stock for vested restricted stock units	23	—	—	—	—
Stock-based compensation	—	—	172	—	172
Net loss	—	—	—	(3,818)	(3,818)
As of September 30, 2023	4,803	$5	$124,501	$(102,951)	$21,550

As of January 1, 2024	4,906	$5	$124,945	$(108,265)	$16,685
Stock-based compensation	—	—	105	—	105
Net loss	—	—	—	(6,714)	(6,714)
As of March 31, 2024	4,906	5	125,050	(114,979)	10,076
Issuance of common stock and warrants under the securities purchase agreements, net of issuance costs of $1,522	3,308	3	18,473	—	18,476
Issuance of placement agent warrants	—	—	309	—	309
Issuance of stock for vested restricted stock units	7	—	—	—	—
Stock-based compensation	—	—	134	—	134
Net loss	—	—	—	(10,053)	(10,053)
As of June 30, 2024	8,221	$8	143,966	(125,032)	18,942
Issuance costs in connection with the securities purchase agreements	—	—	(436)	—	(436)
Issuance of stock from exercise of warrants	351	1	—	—	1
Issuance of stock for vested restricted stock units, net of shares withheld for withholding taxes	37	—	(41)	—	(41)
Stock-based compensation	—	—	139	—	139
Net loss	—	—	—	(5,652)	(5,652)
As of September 30, 2024	8,609	$9	$143,628	$(130,684)	$12,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuroBo Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net loss	$(22,419)	$(7,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	378	122
Non-cash lease expense	4	5
Depreciation	15	2
Change in fair value of warrant liabilities	(94)	(2,901)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(191)	(161)
Accounts payable	22	1,273
Accrued and other liabilities	3,003	1,410
Net cash used in operating activities	(19,282)	(7,406)
Investing activities
Purchases of property and equipment	(8)	(41)
Net cash used in investing activities	(8)	(41)
Financing activities
Proceeds from the issuance of common stock and warrants under the securities purchase agreements	19,998	—
Payments of issuance costs in connection with the securities purchase agreements	(1,474)	(80)
Net cash provided by (used in) financing activities	18,524	(80)
Net decrease in cash	(766)	(7,527)
Cash at beginning of period	22,435	33,364
Cash at end of period	$21,669	$25,837

Supplemental non-cash investing and financing transactions:
Unpaid issuance costs	$176	$—
Value of shares of common stock withheld for withholding taxes related to issuance of shares of common stock for vested restricted stock units	$41	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$223
Reclassification of warrant liabilities upon exercise of warrants	$—	$6,833

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

While we primarily focus our financial resources and management’s attention on the development of DA-1241 and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases which we have, or continue to consider for, out-licensing and divestiture opportunities. In July 2024, we entered into an exclusive out-license agreement with MThera Pharma Co., LTD. (“MThera”) to provide MThera with the rights to NB-01 for the treatment of painful diabetic neuropathy.

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

The 2023 Reverse Stock Split did not impact the number of authorized shares of common stock of 100,000,000 shares. For the 2023 Reverse Stock Split, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, and warrants to purchase shares of our common stock, the number of shares issuable upon vesting of restricted stock units (“RSUs”) and the number of shares reserved for issuance pursuant to our equity incentive compensation plans. Specifically, for the Series A warrants and Series B warrants issued in November 2022 that were outstanding on the effective date of the 2023 Reverse Stock Split, the number of outstanding warrants did not change; instead, the warrants have an exchange ratio of eight warrants for one share of our

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

common stock.

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

As reflected in the condensed consolidated financial statements, we had $21.7 million in cash as of September 30, 2024. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $130.7 million as of September 30, 2024. We have incurred a net loss of $22.4 million and net cash used in operating activities of $19.3 million for the nine months ended September 30, 2024. Due in large part to the ongoing Phase 2a clinical trial for DA-1241 and Phase 1 clinical trial for DA-1726, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

We believe that our existing cash will be sufficient to fund our operations into the third quarter of 2025. We plan to continue to fund our operations from equity offerings, debt financings, or other sources, potentially including collaborations, out-licensing and other similar arrangements. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all, or that the Series A Warrants will be exercised. To the extent that we can raise additional funds by issuing equity securities or in the event our existing warrants are exercised, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, we may slow down or stop our ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on us.

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

Revenues, expenses, assets, liabilities, and equities can vary during each quarter of the year. Therefore, the results and trends in these condensed consolidated financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair statement of the condensed consolidated financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2023 Form 10-K. Certain amounts in the condensed consolidated financial statements and accompanying notes may not add up due to rounding, and all percentages have been calculated using unrounded amounts.

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

B.New accounting standards

Adoption of new accounting standards

New accounting standards or accounting standards updates were assessed and determined to be either not applicable or did not have a material impact on our condensed consolidated financial statements or processes.

Accounting standards issued but not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve disclosure requirements about reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. This ASU requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. Additionally, this ASU requires disclosures of significant segment expenses provided to the Chief Operating Decision Maker ("CODM") and included in reported measures of segment profit and loss. Disclosure of the title and position of the CODM is required. This ASU requires interim and annual disclosures about a reportable segment's profit or loss and assets. Furthermore, this ASU requires disclosure of other segment items by reportable segment including a description of its composition. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The disclosures will be implemented as required for the year-ended December 31, 2024. We are currently evaluating the impact of adopting this ASU to our notes to the consolidated financial statements and processes.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to improve the transparency of income tax disclosures by amending the required rate reconciliation disclosures as well as requiring disclosure of income taxes paid disaggregated by jurisdiction. As amended, the rate reconciliation disclosure will be required to be presented in both percentages and reporting currency amounts, with consistent categories and greater disaggregation of information. This ASU also includes amendments intended to improve the effectiveness of income tax disclosures and eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. This ASU is effective for fiscal years beginning after December 15, 2024 and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU to our notes to the consolidated financial statements and processes.

In November 2024, the FASB issued ASU 2024-03, Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU to our notes to the consolidated financial statements and processes.

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

E.Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. Adjustments have been made to the condensed consolidated balance sheets to reclassify the presentation of (i) clinical trial accrued liabilities of $3.0 million from accrued expenses and other current liabilities to clinical trial accrued liabilities (ii) related party payable of $0.8 million from accrued expenses and other current liabilities to related party payable. These reclassifications had no effect on the reported total current liabilities in the condensed consolidated balance sheets.

2. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Insurance	$159	$—
Deposits	12	39
Other prepaid expenses	95	38
Total	$266	$77

3. Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Office equipment	$88	$80
Less accumulated depreciation	(49)	(34)
Property and equipment, net	$39	$46

We recorded depreciation expense of $5 thousand and $15 thousand for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, we recorded depreciation expense of $1 thousand and $2 thousand, respectively.

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Employee related costs	$600	$118
Professional service fees	39	308
Other	15	166
Total	$654	$592

5. Warrant liabilities

Changes to our warrant liabilities are summarized as follows (in thousands):

Total
As of January 1, 2024	$658
Fair value changes	(94)
As of September 30, 2024	$564

Our warrant liabilities relate to the 2022 Series A warrants and 2022 Series B warrants, which were issued in November 2022. These warrants are considered to be derivative instruments; accordingly, we recorded their estimated fair value as warrant liabilities. We estimated the fair value of these warrants using the trading market price of our common stock due to a cashless exercise provision of these warrants whereby eight warrants can be exercised for one share of common stock for no additional consideration, which results in an effective per warrant exercise price of zero.

6.Related party

We entered into a license agreement with Dong-A ST Co., Ltd. (“Dong-A”) pursuant to which we received an exclusive global license (except for the territory of the Republic of Korea) for two proprietary compounds for specified indications (the “2022 License Agreement”) upon meeting certain financing milestones. The 2022 License Agreement covers the rights to DA-1241 for treatment of MASH and DA-1726 for treatment of obesity and MASH. The 2022 License Agreement also provides that we may develop DA-1241 for the treatment of type 2 diabetes mellitus.

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

We incurred R&D expenses of $0.7 million and $4.3 million for the three and nine months ended September 30, 2024, respectively, and $0.4 million and $2.2 million for the three and nine months ended September 30, 2023, respectively, under the Shared Services Agreement, which are included in operating expenses: research and development in the accompanying condensed consolidated statements of operations. The aggregate amount payable to Dong-A is $3.5 million and $0.8 million as of September 30, 2024 and December 31, 2023, respectively, under the Shared Services Agreement, which are included in related party payable in the accompanying condensed consolidated balance sheets.

For additional information on the 2022 License Agreement, the Shared Service Agreement and other agreements with Dong-A, refer to “Note 5. Related party” in the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which is included in our 2023 Form 10-K.

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7.Stockholders’ equity

The Offering

Securities purchase agreements

In June 2024, we entered into and closed on two securities purchase agreements (the “Offering”) with an institutional investor and Dong-A, and received aggregate gross proceeds of $20.0 million, of which $10.0 million was received from Dong-A. The Offering was comprised of (i) 3,307,889 shares of common stock at a purchase price of $3.93 per share, (ii) pre-funded warrants to purchase up to 1,781,171 shares of common (the “Pre-Funded Warrants”) at a purchase price of $3.929 per warrant, (iii) Series A warrants to purchase 5,089,060 shares of common stock (the “Series A Warrants”), and (iv) Series B warrants to purchase up to 7,633,591 shares of common stock (the “Series B Warrants”). Collectively, the Series A Warrants and the Series B Warrants are referred to as “PIPE Common Warrants.” Of the total shares of common stock issued in the Offering, 763,359 shares were sold to an institutional investor pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-278646), initially filed with and declared effective by the SEC in April 2024, and a prospectus supplement filed with the SEC in June 2024.

The Pre-Funded Warrants have an exercise price of $0.001 per share and are immediately exercisable and will expire when exercised in full and the PIPE Common Warrants have an exercise price of $3.93 per share and are exercisable as of September 18, 2024, which is the effective date of the stockholder approval received at the Special Meeting of Stockholders for the issuance of the shares upon exercise of the warrants (the “Stockholder Approval Date”).

The Series A Warrants will expire on the earlier of the twelve month anniversary of the Stockholder Approval Date and within 60 days following the public announcement of the Company receiving positive Phase 1 multiple ascending dose (“MAD”) data readout for DA-1726, and the Series B Warrants will expire on the earlier of the five-year anniversary of the Stockholder Approval Date and within nine months following the public announcement of the Company receiving positive Phase 1 Part 3 data readout for DA-1726. Based on the terms of the PIPE Common Warrants, we have concluded that the accounting classification of the PIPE Common Warrants is to be stockholders’ equity

Under the terms of the Pre-Funded Warrants and the PIPE Common Warrants issued to the institutional investor, we may not affect the exercise of any such Pre-Funded Warrants or PIPE Common Warrants, and the holder will not be entitled to exercise any portion of any Pre-Funded Warrants or PIPE Common Warrants, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates, other persons acting or who could be deemed to be acting as a group together with the holder or any of the holder’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with the holder’s or any of the holder’s affiliates) would exceed 9.99% (in the case of the Pre-Funded Warrants) or 4.99% (in the case of the PIPE Common Warrants) of the number of shares of the Company’s outstanding common stock immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”), as such percentage ownership is calculated in accordance with Section 13(d) of the Exchange Act and the applicable regulations of the SEC. A holder of the Pre-Funded Warrants or PIPE Common Warrants that were issued to the institutional investor may increase or decrease the Beneficial Ownership Limitation to a higher or lower percentage (not to exceed 9.99%), effective 61 days after written notice to us. Any such increase or decrease will apply only to that holder and not to any other holder of the Pre-Funded Warrants or PIPE Common Warrants.

Placement agent

We paid to the placement agent a cash fee equal to 7.0% of the gross proceeds of the Offering received from a certain institutional investor and $0.1 million for non-accountable expenses and clearing costs. In addition, we issued warrants to the placement agent’s designees (“Placement Agent Warrants”) to purchase up to 127,227 shares of common stock (which represents 5% of the sum of the shares of common stock and Pre-Funded Warrants sold to the institutional investor in the Offering) at an exercise price of $4.9125 per share (which represents a premium of 25% of the offering price per share of common stock in the Offering). The Placement Agent Warrants will be exercisable beginning on the effective date of the Stockholder Approval Date and will expire on the earlier of (i) two years after the date that the shares of common stock

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

underlying the Placement Agent Warrants are registered pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, which occurred on July 24, 2024, and (ii) June 23, 2029. The grant date fair value of the Placement Agent Warrants was $0.3 million, which represents a non-cash issuance cost. The weighted average grant date fair value per share of these Placement Agent Warrants was $2.73, which was determined using the Black-Scholes option pricing model Based on the terms of the Placement Agreement Warrants, we have concluded that the accounting classification of the Placement Agent Warrants is stockholders’ equity in the accompanying condensed consolidated balance sheets.

Upon the exercise for cash of any PIPE Common Warrants issued to a certain institutional investor, we shall pay the placement agent (i) a cash fee of 7.0% of the aggregate gross exercise price paid in cash with respect thereto and (ii) a non-cash fee in the form of additional warrants to purchase the number of shares of common stock equal to 5.0% of the aggregate number of such shares of common stock underlying such warrants. The cash fee payable to the placement agent for any PIPE Common Warrants exercised by the institutional investor is accounted for as a contingent commitment and will be recorded as an offset to any gross proceeds received from any future exercises of PIPE Common Warrants by the institutional investor. The non-cash fee payable to the placement agent for any PIPE Common Warrants exercised by the institutional investor is accounted for as contingent warrants (“Placement Agent Contingent Warrants”) to purchase up to 318,067 shares of common stock, which is subject to performance criteria of the institutional investor regarding any exercise for cash of any PIPE Common Warrants with an assumed grant date of the Offering closing date, and an exercise price of $4.9125 per share. The weighted average grant date fair value per share of these Placement Agent Contingent Warrants was $3.43, which was determined using the Black-Scholes option pricing model. Based on the terms of the placement agent engagement letter, we have concluded that the accounting classification of the Placement Agent Contingent Warrants is to be stockholders’ equity. On each balance sheet reporting date, we will need to assess whether it is probable for us to issue warrants to the placement agent based on whether it is probable for any PIPE Common Warrants to be exercised by the institutional investor. As of September 30, 2024, we determined that the issuance of additional warrants to the placement agent is not yet probable; accordingly, the Placement Agent Contingent Warrants had no impact on the condensed consolidated balance sheets.

Warrants

The following tables summarize our outstanding warrants:

	Shares of Common Stock Issuable
	for Outstanding Warrants
	As of		Exercise	Expiration
Warrant Issuance	September 30, 2024	December 31, 2023	Price	Date
July 2018 (1)	6	6	$44,820.0000	July 2028
April 2020 (1)	159	159	$3,000.0000	April 2025
January 2021 (1)	10,421	10,421	$1,447.2000	July 2026
October 2021 (1)	15,390	15,390	$900.0000	April 2025
November 2022 Series B (2)	177,938	177,938	$0.0000	December 2027
June 2024 Placement Agent (3)	127,227	—	$4.9125	July 2026
June 2024 Pre-Funded (4)	1,430,000	—	$0.0010	no expiration date
June 2024 Series A (5)	5,089,060	—	$3.9300	September 2025 (latest date)
June 2024 Series B (6)	7,633,591	—	$3.9300	September 2029 (latest date)
Total	14,483,792	203,914

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(1)	The number of outstanding and exercisable warrants was adjusted for the impact of each of the common stock reverse stock splits completed in 2023 and 2022. Accordingly, the number of outstanding warrants is equal to the number of shares of common stock issuable for outstanding warrants.
(2)	The number of outstanding and exercisable warrants was not impacted by the 2023 Reverse Stock Split. Accordingly, the number of outstanding warrants is equal to eight times the number of shares of common stock issuable for outstanding warrants. Additionally, during the nine months ended September 30, 2023, 807,541 shares of our common stock were issued upon the exercise of 6,460,333 Series B warrants.
(3)	These warrants are exercisable at any time from the Stockholder Approval Date and expire two years after a resale registration statement covering the shares of common stock issuable upon the exercise of the warrants hereunder becomes effective with the SEC. In July 2024, a resale registration statement was filed with the SEC and became effective.
(4)	These warrants are exercisable immediately upon their issuance in June 2024 and are considered to be perpetual warrants without any expiration date.
(5)	These warrants are exercisable at any time from the Stockholder Approval Date and expire on the earlier of (i) the twelve months anniversary of the Stockholder Approval Date, and (ii) the 60th day following the date on which the Company publicly announce the receiving of positive Phase 1 MAD data readout for DA-1726.
(6)These warrants are exercisable at any time from the Stockholder Approval Date and expire on the earlier of (i) the five-year anniversary of the Stockholder Approval Date and (ii) the six months anniversary following the date on which the Company publicly announce the receiving of positive Phase 1, Part 3 data readout for DA-1726.

During the three months ended September 30, 2024, 351,171 Pre-Funded Warrants issued in June 2024 were exercised for an equivalent number of shares of our common stock. Additionally, during the nine months ended September 30, 2023, 6,345,333 Series A warrants issued in November 2022 were exercised for 793,167 shares of our common stock. Furthermore, as of December 31, 2023, all Series A warrants issued in November 2022 were fully exercised for shares of our common stock.

8. Stock-based compensation

Stock-based compensation expense was included in general and administrative and research and development as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
General and administrative	$103	$172	$273	$111
Research and development	36	—	105	11
Total stock-based compensation	$139	$172	$378	$122

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Stock-based award plans

In June 2024, in connection with the 2024 Annual Meeting of Stockholders, our stockholders approved an amendment (the “Amendment”) to the NeuroBo Pharmaceuticals, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). Pursuant to the terms and conditions of the Amendment, the 2022 Plan was amended to:

●	automatically increase on January 1st of each year for a period of eight years commencing on January 1, 2025 and ending on (and including) January 1, 2032, the aggregate number of shares of common stock that may be issued pursuant to Awards (as defined in the 2022 Plan) to an amount equal to 10% of the Fully Diluted Shares (as defined in the 2022 Plan) as of the last day of the preceding calendar year, provided, however that the Board may act prior to the effective date of any such annual increase to provide that the increase for such year will be a lesser number of shares of common stock; and
●	increase the aggregate maximum number of shares of common stock that may be issued pursuant to the exercise of Incentive Stock Options (as defined in the 2022 Plan) to 1 million shares of the common stock plus the amount of any increase in the number of shares that may be available for issuance pursuant to the annual increase described above, but in no event more than 15 million shares of the common stock issued as incentive stock options.

The following table summarizes the outstanding awards issued pursuant to our stock-based award plans and inducement grants as of September 30, 2024 and the remaining shares of common stock available for future issuance:

			Remaining shares of
	Stock		common stock available
Plan Name	Options	RSUs	for future issuance
2019 Equity Incentive Plan (the “2019 Plan”)	1,575	—	—
2022 Plan	3,125	170,059	393,222
2021 Inducement Plan	—	—	4,166
Total	4,700	170,059	397,388

For stock options and RSUs granted under the 2019 Plan and 2022 Plan as of September 30, 2024, unrecognized stock-based compensation costs totaled $0.8 million. The unrecognized stock-based costs are expected to be recognized as an expense over a weighted average period of 1.7 years.

Stock options

The following table summarizes the status of our outstanding and exercisable options and related transactions for the period presented (in thousands, except share and per share amounts):

	Outstanding				Exercisable
	Shares of			Weighted	Shares of			Weighted
	Common	Weighted		Average	Common	Weighted		Average
	Stock	Average	Aggregate	Remaining	Stock	Average	Aggregate	Remaining
	Issuable	Exercise	Intrinsic	Contractual	Issuable	Exercise	Intrinsic	Contractual
	for Options	Price	Value	Term (years)	for Options	Price	Value	Term (years)
As of January 1, 2024	4,700	$398.30	$—	8.6	4,577	$391.04	$—	8.6
Vested					104	747.38
As of September 30, 2024	4,700	$398.30	$—	7.8	4,681	$398.93	$—	7.8

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

The following table summarizes the status of our RSUs and related transactions for the period presented (in thousands, except share and per share amounts):

	Outstanding			Vested and Deferred Release
	Shares of	Average		Shares of	Average
	Common Stock	Grant Date	Aggregate	Common Stock	Grant Date	Aggregate
	Issuable	Fair Value	Intrinsic	Issuable	Fair Value	Intrinsic
	for RSUs	Price	Value	for RSUs	Price	Value
As of January 1, 2024	141,361	$4.55	$523	5,469	$4.02	$20
Granted	83,899	5.41
Vested and Deferred Release				14,768	4.29
Vested and Released	(55,201)	4.68	207
As of September 30, 2024	170,059	$4.93	$539	20,237	$4.21	$64

Grant date fair value of stock options, warrants and restricted stock units

We estimated the grant date fair value of stock options and warrants granted to employees, consultants (including placement agents for the offerings), and directors using the Black-Scholes option pricing model. The following assumptions used in the Black-Scholes option pricing model for stock options and warrants granted in 2024 and 2023 are as follows:

		Contingent	Stock
	Warrants Granted	Warrants Granted	Options Granted
	in June 2024	in June 2024	in March 2023
Weighted average fair value	$2.73	$3.43	$3.63
Expected stock price volatility	140.0%	127.0%	82.9%
Expected term (years)	2.1	5.7	5.0
Expected dividend yield	—%	—%	—%
Risk-free interest rate	463%	4.31%	3.54%

We estimated the grant date fair value of restricted stock units granted to employees, consultants and directors based on the closing sales price of our common stock as reported on Nasdaq on the date of grant.

9.Income taxes

We do not expect to pay any significant federal or state income taxes as a result of (i) the losses recorded during the nine months ended September 30, 2024, (ii) additional losses expected for the remainder of 2024, or (iii) net operating loss carry forwards from prior years.

We recorded a full valuation allowance of the net operating losses for the three and nine months ended September 30, 2024 and 2023. Accordingly, there were no benefits for income taxes recorded for the three and nine months ended September 30, 2024 and 2023. Additionally, as of September 30, 2024 and December 31, 2023, we maintain a full valuation allowance for all deferred tax assets.

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

10.Loss per share of common stock

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(5,652)	$(3,818)	$(22,419)	$(7,156)
Denominator:
Weighted average shares of common stock, basic	10,214,087	5,075,817	6,922,338	5,064,670
Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock, diluted	10,214,087	5,075,817	6,922,338	5,064,670
Loss per share of common stock, basic and diluted	$(0.55)	$(0.75)	$(3.24)	$(1.41)

For each of the periods presented in the above table, our basic weighted average shares of common stock include any outstanding (i) November 2022 Series A warrants and Series B warrants, (ii) June 2024 Pre-Funded Warrants and (iii) vested RSUs in which their release was deferred in accordance with the respective award agreement during the respective period.

Since we reported a net loss for the three and nine months ended September 30, 2024 and 2023, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per share of common stock and our basic and diluted weighted average shares of common stock are the same for three and nine months ended September 30, 2024 and 2023.

The following table sets forth the potentially dilutive securities that were not included in the calculation of diluted earnings per share of common stock for the three and nine months ended September 30, 2024 and 2023:

	As of September 30,
	2024	2023
Stock options	4,700	5,034
RSUs	149,822	138,899
Warrants	12,875,854	28,529

11.Fair value of financial instruments

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

NeuroBo Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth our financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of September 30, 2024				As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$564	$—	$564	$—	$658	$—	$658	$—
Total	$564	$—	$564	$—	$658	$—	$658	$—

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

Certain amounts in the following discussion and analysis may not add up due to rounding, and all percentages have been calculated using unrounded amounts.

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

●	DA-1241 is a novel G-Protein-Coupled Receptor 119 (“GPR119”) agonist with development optionality as a standalone and/or combination therapy for both MASH and type 2 diabetes. Agonism of GPR119 in the gut promotes the release of key gut peptides, glucagon-like peptide 1 (“GLP-1”), glucagon-dependent insulinotropic polypeptide receptor, and peptide YY. These peptides play a further role in glucose metabolism, lipid metabolism and weight loss. DA-1241 has beneficial effects on glucose, lipid profile and liver inflammation, supported by potential efficacy demonstrated during in vivo preclinical studies.
●	DA-1726 is a novel oxyntomodulin analogue functioning as a GLP-1 receptor (“GLP1R”) and glucagon receptor (“GCGR”) dual agonist for the treatment of obesity that is to be administered once weekly subcutaneously. With the activation of the dual agonist, weight loss may be achieved by GLP1R reducing appetite while GCGR increasing energy expenditure.

While we primarily focus our financial resources and management’s attention on the development of DA-1241 and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases, which we have, or continue to consider for, out-licensing and divestiture opportunities. In July 2024, we entered into an exclusive out-license agreement with MThera Pharma Co., LTD. (“MThera”) to provide MThera with the rights to NB-01 for the treatment of painful diabetic neuropathy.

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

DA-1241

We are currently conducting a Phase 2a trial of DA-1241 for the treatment of MASH in the United States. The Phase 2a trial has two parts and each of the parts is designed to be a 16-week, multicenter, randomized, double-blind, placebo-controlled, parallel clinical study to evaluate the efficacy and safety of DA-1241 in subjects with presumed MASH while we follow the trend for type 2 diabetes mellitus. Part 1 of the Phase 2a trial is exploring the efficacy of DA-1241 versus placebo and subjects are randomized in a 1:2:1 ratio into 3 treatment groups: DA-1241 50 mg, DA-1241 100 mg, or placebo. Part 2 of the Phase 2a trial is exploring the efficacy of DA-1241 in combination with sitagliptin versus placebo

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

and subjects are randomized in a 2:1 ratio into 2 treatment groups: DA-1241 100 mg/sitagliptin 100 mg or placebo. Phase 2a trial enrollment began in August 2023 and a total of 109 patients were randomized, while 95 patients completed the dosing with the completion of the last patient last visit in October 2024. Currently, we are expecting to have top line results in December 2024.

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

Part 1 of the Phase 1 trial is a single ascending dose (“SAD”) study and enrollment began in March 2024. In August 2024, enrollment was completed for the planned cohorts. Forty-five subjects were randomized into one of five cohorts, with each cohort having been randomized in a 6:3 ratio of DA-1726 to placebo. The SAD study was found to be safe and well tolerated, with no serious adverse events. We are planning to add additional cohort(s) to the SAD Part 1 study to explore the maximum tolerated dose.

Part 2 of the Phase 1 trial is a multiple ascending dose (“MAD”) study, enrollment began in June 2024, and is expected to enroll approximately thirty-six subjects, who will be randomized at the same 6:3 ratio into four planned cohorts, each to receive four weekly administrations of DA-1726 or placebo. Currently, the last patient visit in the MAD study is expected in the fourth quarter of 2024 and we are expecting to report top-line data in the first quarter of 2025. We are planning to add additional cohort(s) to the MAD Part 2 study to explore the maximum tolerated dose.

We are planning a Part 3 to the Phase 1 trial to explore early proof of concept of weight loss, type of weight loss, dietary changes and durability of weight loss. We expect to begin enrollment in the third quarter of 2025, followed by an interim data readout in or around mid-2026 and top-line results are expected in the second half of 2026.

For additional information on DA-1726, see “Part I, Item 1. Business, Our Pipeline, DA-1726 Treatment of Obesity” in our 2023 Form 10-K.

Recent developments

●	November 2024: Announced completion of last patient last visit for Phase 2a clinical trial evaluating DA-1241 for the treatment of MASH.
●	September 2024: Announced positive top-line data from the SAD Part 1 of our Phase 1 clinical trial evaluating DA-1726 for the treatment of obesity.
●	August 2024: Completed enrollment in the SAD Part 1 of our Phase 1 clinical trial evaluating DA-1726 for the treatment of obesity.
●	August 2024: Signed a joint research agreement, along with Dong-A, with ImmunoForge to develop a long-acting, once-monthly, formulation of DA-1726 utilizing ImmunoForge’s long-lasting half-life extension Elastin-Like Polypeptide (“ELP”) platform technology.
●	July 2024: Signed an exclusive out-license agreement, providing MThera with the rights to develop and commercialize NB-01, one of our four legacy assets, for the treatment of painful diabetic neuropathy, allowing MThera to conduct research and clinical trials, including, but not limited to, a potential Phase 3 clinical trial in the United States and South Korea, for the future commercialization of NB-01.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

●	July 2024: Engaged veteran biotech and pharmaceutical professional, Chris Fang, MD, as Advisor/Consulting Chief Medical Officer, effective July 2, 2024.

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

Results of operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023

The following table summarizes our results of operations (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2024	2023
Operating expenses:
Research and development	$4,517	$2,292
General and administrative	1,742	1,601
Total operating expenses	6,259	3,893
Loss from operations	(6,259)	(3,893)
Other income (expense):
Change in fair value of warrant liabilities	297	(87)
Interest income	310	162
Total other income	607	75
Loss before income taxes	(5,652)	(3,818)
Provision for income taxes	—	—
Net loss	$(5,652)	$(3,818)
Loss per share of common stock, basic and diluted	$(0.55)	$(0.75)
Weighted average shares of common stock, basic and diluted	10,214,087	5,075,817

Total operating expenses and loss from operations

Our total operating expenses and loss from operations for the three months ended September 30, 2024 were $6.3 million, an increase of $2.4 million, or 60.8%, compared to the three months ended September 30, 2023. This increase was attributable to $2.2 million in higher R&D expenses and $0.1 million in higher general and administrative expenses.

Our R&D expenses were $4.5 million for the three months ended September 30, 2024, an increase of $2.2 million, or 97.1%, compared to the three months ended September 30, 2023. This increase was primarily related to increased R&D activities for DA-1241 and DA-1726 for the three months ended September 30, 2024 related to the Phase 2a clinical trial for DA-1241 and Phase 1 trial for DA-1726 compared to the three months ended September 30, 2023. Specifically, the $2.2 million increase in R&D expenses was attributable to (i) $1.9 million in higher expenditures for clinical trials, non-clinical and preclinical services, and consulting and (ii) $0.3 million in higher employee compensation and benefits. Included in R&D expenses for the three months ended September 30, 2024 was $0.7 million of non-clinical and preclinical expenses incurred under the Shared Services Agreement with Dong-A as compared to $0.4 million for the three months ended September 30, 2023.

Our general and administrative expenses for the three months ended September 30, 2024 were $1.7 million, an increase of $0.1 million, or 8.8%, compared to the three months ended September 30, 2023. This increase was primarily attributable to $0.2 million in higher employee compensation and benefits, partially offset by $0.1 million in lower legal and professional fees.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Total other income

Our total other income for the three months ended September 30, 2024 was $0.6 million, an increase of $0.5 million, or 709.3%, compared to the three months ended September 30, 2023. This increase was attributable to the recording of a gain of $0.3 million related to the change in fair value of warrant liabilities for the three months ended September 30, 2024 compared to a loss of $0.1 million for the three months ended September 30, 2023, and $0.1 million in higher interest income earned on our cash balance.

Provision for income taxes

Our effective tax rate for the three months ended September 30, 2024 and 2023 was zero percent as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For the three months ended September 30, 2024, we had a net loss of $5.7 million, or $0.55 per share of basic and diluted common stock, compared to a net loss of $3.8 million, or $0.75 per share of basic and diluted common stock for the three months ended September 30, 2023, primarily due to the factors described above.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

The following table summarizes our results of operations (in thousands, except share and per share amounts):

	Nine Months Ended September 30,
	2024	2023
Operating expenses:
Research and development	$17,495	$5,293
General and administrative	5,729	4,926
Total operating expenses	23,224	10,219
Loss from operations	(23,224)	(10,219)
Other income (expense):
Change in fair value of warrant liabilities	94	2,901
Interest income	711	162
Total other income	805	3,063
Loss before income taxes	(22,419)	(7,156)
Provision for income taxes	—	—
Net loss	$(22,419)	$(7,156)
Loss per share of common stock, basic and diluted	$(3.24)	$(1.41)
Weighted average shares of common stock, basic and diluted	6,922,338	5,064,670

Total operating expenses and loss from operations

Our total operating expenses and loss from operations for the nine months ended September 30, 2024 were $23.2 million, an increase of $13.0 million, or 127.3%, compared to the nine months ended September 30, 2023. This increase was attributable to (i) $12.2 million in higher R&D expenses and (ii) $0.8 million in higher general and administrative expenses.

Our R&D expenses were $17.5 million for the nine months ended September 30, 2024, an increase of $12.2 million, or 230.5%, compared to the nine months ended September 30, 2023. This increase was primarily related to increased R&D activities related to Phase 2a clinical trial for DA-1241 and Phase 1 trial for DA-1726 for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 when R&D activities began to ramp up following the acquisition of DA-1241 and DA-1726 in the fourth quarter of 2022. Specifically, the $12.2 million increase in R&D expenses was attributable to (i) $11.2 million in higher expenditures for clinical trials, investigational drug manufacturing costs, non-clinical and preclinical services, and consulting and (ii) $1.0 million in higher employee compensation and benefits. Included in R&D expenses for the nine months ended September 30, 2024 was $4.3 million of investigational

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

drug manufacturing costs and non-clinical and preclinical expenses incurred under the Shared Services Agreement with Dong-A as compared to $2.2 million for the nine months ended September 30, 2023.

Our general and administrative expenses for the nine months ended September 30, 2024 were $5.7 million, an increase of $0.8 million, or 16.3%, compared to the nine months ended September 30, 2023. This increase was primarily attributable to $0.9 million in higher employee compensation and benefits, partially offset by $0.1 million in lower legal and professional fees.

Total other income

Our total other income for the nine months ended September 30, 2024 was $0.8 million, a decrease of $2.3 million, or 73.7%, compared to the nine months ended September 30, 2023. This decrease was primarily attributable to $2.8 million in lower gain related to the change in fair value of warrant liabilities, partially offset by $0.5 million of higher interest income earned on our cash balance.

Provision for income taxes

Our effective tax rate for the nine months ended September 30, 2024 and 2023 was zero percent as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For the nine months ended September 30, 2024, we had a net loss of $22.4 million, or $3.24 per share of basic and diluted common stock, compared to a net loss of $7.2 million, or $1.41 per share of basic and diluted common stock for the nine months ended September 30, 2023, primarily due to the factors described above.

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

As reflected in the condensed consolidated financial statements, we had $21.7 million in cash as of September 30, 2024. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $130.7 million as of September 30, 2024. We have incurred a net loss of $22.4 million and net cash used in operating activities of $19.3 million for the nine months ended September 30, 2024. Due in large part to the ongoing Phase 2a clinical trial for DA-1241 and Phase 1 clinical trial for DA-1726, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

We believe that our existing cash will be sufficient to fund our operations into the third quarter of 2025. We plan to continue to fund our operations from equity offerings, debt financings, or other sources, potentially including collaborations, out-licensing and other similar arrangements. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all, or that the Series A Warrants will be exercised. To the extent that we can raise additional funds by issuing equity securities or in the event our existing warrants are exercised, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, we may slow down or stop our ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on us.

Liquidity and capital resources

Our primary use of cash is to fund our R&D activities. We have funded our operations primarily through public offerings

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

of our common stock and private placements of equity and convertible securities. As of September 30, 2024, we had cash totaling $21.7 million. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250 thousand per bank. Our cash balance includes liquid insured deposits, which are obligations of the program banks in which the deposits are held and qualify for FDIC insurance protection per depositor in each recognized legal category of account ownership in accordance with the rules of the FDIC. To date, we have not experienced any losses related to these funds.

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

In June 2024, we closed on a private placement offering (the “Private Placement,” and together with the Registered Direct Offering, the “Offering”) with an institutional investor and Dong-A, and received aggregate gross proceeds of $17.0 million, of which $10.0 million was received from Dong-A. The Private Placement was comprised of (i) 2,544,530 shares of common stock, (ii) pre-funded warrants to purchase up to 1,781,171 shares of common (the “Pre-Funded Warrants”), (iii) Series A warrants to purchase 5,089,060 shares of common stock (the “Series A Warrants”), and (iv) Series B warrants to purchase up to 7,633,591 shares of common stock (the “Series B Warrants”). For additional information, see “Note 7. Stockholders’ equity” to the condensed consolidated financial statements included elsewhere in this Report.

Cash flows

The principal use of cash in operating activities is to fund our current expenditures in support of our R&D activities. Financing activities currently represent the principal source of our cash flow. The following table reflects the major categories of cash flows (in thousands).

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(19,282)	$(7,406)
Net cash used in investing activities	(8)	(41)
Net cash provided by (used in) financing activities	18,524	(80)
Net decrease in cash	$(766)	$(7,527)

Net cash used in operating activities was $19.3 million for the nine months ended September 30, 2024 and consisted of net loss of $21.6 million, partially offset by net cash provided by change in operating assets and liabilities of $2.0 million and non-cash charges totaling $0.3 million, which was primarily related to stock-based compensation and change in fair value of warrant liabilities. Net cash used in operating activities was $7.4 million for the nine months ended September 30, 2023 and consisted of net loss of $7.2 million and non-cash credits totaling $2.8 million, which was primarily related to change in fair value of warrant liabilities, partially offset by net cash provided by changes in operating assets and liabilities of $2.5 million.

Net cash used in investing activities, related to the purchases of property equipment, was less than $50 thousand for the nine months ended September 30, 2024 and 2023.

Net cash provided by financing activities was $18.5 million for the nine months ended September 30, 2024 compared to net cash used in financing activities of $0.1 million for the nine months ended September 30, 2023. Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of gross proceeds from the Offering of $20.0 million, net of payment of issuance cost of $1.5 million. Net cash used in financing activities of $0.1 million for the nine months ended September 30, 2023 was attributable to payment of financing costs related to a prior financing transaction.

For additional details, see the condensed consolidated statements of cash flows in the condensed consolidated financial

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

statements included elsewhere in this Report.

Critical accounting estimates

Our condensed consolidated financial statements included in this Report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in our condensed consolidated financial statements relate to accrued expenses and the fair value of stock-based compensation and warrants. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Remediation efforts to address the material weaknesses

Under the oversight of the audit committee, management has developed a detailed plan and timetable for the implementation of appropriate remedial measures to address the material weaknesses, as described above. We have taken the following actions to address the material weaknesses:

●	we have added additional personnel to the accounting department to allow for increased segregation of duties;
●	we have implemented a “change management” review process for access to systems used for financial reporting systems;
●	we have enhanced the controls over disbursements, separating the functions of initiating and approving to two separate individuals; and
●	we have implemented enhanced controls relating to the review and oversight of financial reporting, including the preparation of journal entries, and clinical trial accruals.

As of the date of this Report, we have remediated the material weaknesses related to the (i) lack of segregation of duties over cash disbursements and (ii) logical access over certain of the computer applications. We are in the process of remediating, but have not yet remediated, the material weaknesses related to (i) lack of segregation of duties over financial reporting, (ii) logical access over one computer application, and (iii) lack of supervision and review over financial reporting.

Management believes that we have made considerable progress toward remediation of the remaining material weaknesses for 2024.

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

Changes in internal control Over financial reporting

Other than the remediation activities listed above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, we did not issue or sell any unregistered securities that were not otherwise previously disclosed in a Current Report on Form 8-K.

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

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

NeuroBo Pharmaceuticals, Inc.

Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 7, 2024.

NEUROBO PHARMACEUTICALS, INC.

/s/ Hyung Heon Kim
Hyung Heon Kim
President and Chief Executive Officer

/s/ Marshall H. Woodworth
Marshall H. Woodworth
Chief Financial Officer