Form 10-K
period 2024-12-31
MetaVia Inc.
filed 2025-03-20
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-37809

METAVIA INC.

(Exact name of Registrant as specified in its charter)

the
Delaware	47-2389984
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
545 Concord Avenue, Suite 210 Cambridge, Massachusetts	02138
(Address of principal executive offices)	(Zip Code)

(857) 702-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common stock, $0.001 par value	MTVA	The Nasdaq Stock Market LLC

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
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act). Yes  ☐  No  ☒

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $13.8 million, based on the closing price on the Nasdaq Capital Market on the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 17, 2025, the registrant had 8,654,869 shares of common stock, $0.001 par value per share, outstanding.

METAVIA INC.

Unless the context requires otherwise, references in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (this “Annual Report” or “Report”) to “we,” “us,” “the Company,” “MetaVia” and “our” refer to MetaVia Inc. (the “Company”) and its subsidiaries.

Special Note Regarding Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding our ability to execute our commercial strategy; our expectations regarding the sufficiency of our existing cash on hand to fund our operations; the timeline for regulatory submissions, regulatory steps and potential regulatory approval of our current and future product candidates; the ability to realize the benefits of the license agreement with Dong-A ST Co., Ltd., a related party (“Dong-A”), including the impact on our future financial and operating results; the ability to integrate the product candidates into our business in a timely and cost-efficient manner; the cooperation of our contract manufacturers, clinical study partners and others involved in the development of our current and future product candidates; our ability to initiate clinical trials on a timely basis; our planned clinical trials and our ability to recruit subjects for our clinical trials; the costs related to the license agreement, known and unknown, including costs of any litigation or regulatory actions relating to the license agreement; the changes in applicable laws or regulations; and the effects of changes to our stock price on the terms of the license agreement and any future fundraising and other risks and uncertainties described in our filings with the Securities and Exchange Commission (“SEC”).

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

We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our applications or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in our filings with the SEC.

Summary Risk Factors

Our business is subject to a number of risks, as fully described in Part I, Item 1A. Risk Factors in this Annual Report. The principal factors and uncertainties include, among others:

●	We have incurred net losses since inception, and we anticipate that we will continue to incur net losses for the foreseeable future. We require additional capital to accomplish our business plan and the failure to obtain necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
●	As we do not generate any revenue, we are dependent on working capital to fund our business plan, and raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights to our technologies.
●	Future sales, or the perception of future sales, by us or our securityholders could cause the market price of our common stock to decline.
●	Adverse global economic conditions could have a material adverse effect on our business, results of operations and financial condition and liquidity.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	Public opinion and scrutiny of treatments for obesity and overweight patients may impact public perception of our Company and DA-1726, or may adversely affect our ability to conduct our business and our business plans.
●	We may be required to make significant payments under the 2022 License Agreement.
●	Even if we obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize DA-1241 and DA-1726.
●	Preliminary, interim and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.
●	Product candidates may cause undesirable side effects that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, including marketing withdrawal.
●	Our efforts to discover drug candidates beyond our current drug candidates may not succeed, and any drug candidates we recommend for clinical development may not actually begin clinical trials.
●	Delays in our clinical trials may lead to a delay in the submission of marketing approval applications and jeopardize our ability to potentially receive approvals and generate revenues from the sale of our products.
●	We may develop DA-1241 and DA-1726, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.
●	Any collaboration arrangement that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our current and potential future drug candidates.
●	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with MASH and significant competition for recruiting such patients in clinical trials.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among hospitals, physicians, patients and healthcare payors.

●	We may engage in strategic transactions that could impact on our liquidity, increase our expenses and present significant distractions to our management.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop.
●	If we or our third-party manufacturers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have an adverse effect on the success of our business.
●	We rely and will continue to rely on collaborative partners regarding the development of our research programs and product candidates.
●	We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations which can harm our business.
●	We have relied and will rely on third-party clinical research organizations (CROs) to conduct our preclinical studies and clinical trials. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We rely on third parties to manufacture our product candidates and preclinical and clinical drug supplies.
●	We may engage in future acquisitions, mergers or in-licenses and out-licenses of technology that could disrupt our business, cause dilution to the organization’s stockholders and harm our financial condition and operating results.
●	We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.
●	If we are unable to obtain and maintain sufficient intellectual property rights, our competitive position could be harmed.
●	We may not be able to protect or practice our intellectual property rights throughout the world.
●	We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful.
●	Our trade secrets are difficult to protect and if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	We currently have a small number of employees and consultants, and our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel.
●	The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.
●	Our largest stockholder may use its significant interest to take actions not supported by our other stockholders.
●	We may fail to comply with the continued listing requirements of Nasdaq, such that our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements or impair our ability to produce accurate and timely consolidated financial statements.
●	Our business and operations may suffer in the event of system failures or other unplanned events.

Part I

Item 1.Business

Overview

We are a clinical-stage biotechnology company focused primarily on developing novel pharmaceuticals to treat cardiometabolic diseases. MetaVia has two programs focused primarily on the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) and obesity.

●	DA-1241 is a novel G-Protein-Coupled Receptor 119 (“GPR119”) agonist with development optionality as a standalone and/or combination therapy for both MASH and Type 2 Diabetes Mellitus (“T2DM”). Agonism of GPR119 in the gut promotes the release of key gut peptides, glucagon-like peptide-1 (“GLP-1”), glucose-dependent insulinotropic polypeptide (“GIP”), and peptide YY (“PYY”). These peptides play a further role in glucose metabolism, lipid metabolism and weight loss. DA-1241 has demonstrated beneficial effects on glucose, lipid profile and liver inflammation, as demonstrated during in-vivo preclinical studies. The therapeutic potential of DA-1241 has been demonstrated in multiple preclinical animal models of MASH and T2DM where DA-1241 reduced hepatic steatosis, inflammation, fibrosis, and improved glucose control.
o	In Phase 1a and 1b human trials, DA-1241 was well tolerated in both healthy volunteers and those with T2DM.
o	We initiated a Phase 2a clinical trial in 2023 with the goal of establishing the mechanism of action and efficacy of DA-1241 in the treatment of MASH and to evaluate trends for T2DM. This is the first-in-human MASH trial for DA-1241. In November 2024, we completed the last patient last visit for the Phase 2a clinical trial.
o	In December 2024, we announced positive top-line 16-week results from the two-part Phase 2a clinical trial in patients with presumed MASH.
o	We are expecting to finalize the Clinical Study Report (“CSR”) of the Phase 2a clinical trial in the first half of 2025.
●	DA-1726 is a novel oxyntomodulin (“OXM”) analogue functioning as a GLP-1 receptor (“GLP1R”) and glucagon receptor (“GCGR”) dual agonist for the treatment of obesity that is designed to be administered once weekly subcutaneously. With the activation of the dual agonist, weight loss may be achieved by GLP1R reducing appetite while GCGR increases energy expenditure. DA-1726 has a well understood mechanism and, in preclinical mice models, resulted in improved weight loss compared to semaglutide and tirzepatide.
o	We initiated a Phase 1 trial in 2024 with the goal of establishing the safety and tolerability of DA-1726 while exploring the mechanism of action and efficacy of DA-1726 in the treatment of obesity. This is the first-in-human trial for DA-1726.
o	In September 2024, we announced positive top-line data from the planned single ascending dose (“SAD”) Part 1 of our Phase 1 trial evaluating DA-1726 while an additional SAD study and multiple-ascending dose (“MAD”) study were ongoing.
o	We are expecting top-line results from the MAD Part 2 study of our Phase 1 trial in April 2025.

While we focus our financial resources and management’s attention on the development of DA-1241 and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases which we are not planning to advance development on and continue to consider for out-licensing and divestiture opportunities:

●	ANA001, a proprietary oral niclosamide formulation for the treatment of patients with moderate COVID-19.
●	NB-01 for the treatment for painful diabetic neuropathy (“PDN”). In July 2024, we entered into an exclusive out-license agreement with MThera Pharma Co., LTD. (“MThera”) to provide MThera with the rights to NB-01 for the treatment of painful diabetic neuropathy.
●	NB-02 for the treatment of cognitive impairment.

●	Gemcabene for the treatment of dyslipidemia.

Our operations have consisted principally of performing research and development (“R&D”) activities, preclinical developments, clinical trials, and raising capital. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved and other risks listed in Part I, Item 1A. Risk Factors in this Annual Report.

Our Strategy

Our goal is to discover and develop novel therapeutics designed to impact a range of indications primarily in cardiometabolic diseases. The key elements of our business strategy to achieve this goal include:

●	Advance DA-1241 through the FDA regulatory process to obtain approval for the treatment of MASH. Successful completion of the Phase 2a trial is designed to establish the mechanism of action and an early signal of efficacy in MASH and T2DM, which will allow us to seek initiation of a Phase 2b trial as monotherapy or in combination with GLP1R or other therapeutic candidates.
●	Pursuit for DA-1241 combination therapy. The Phase 2a Part 2 trial showed DA-1241’s strong potential for monotherapy as well as the potential for combination therapy with its strong safety signals. With the successful proof of concept demonstrated in the Phase 2a trial, we plan to explore other combination therapies that can benefit from the mechanism of action of DA-1241 and to expand the target efficacy of DA-1241 for the treatment of MASH.
●	Advance DA-1726 through the FDA regulatory process to obtain approval for the treatment of obesity. Explore various avenues to advance DA-1726 through the FDA approval process, including seeking ways to expedite clinical trials and conducting non-clinical studies.
●	Pursue additional pipelines and/or other business opportunities. With both DA-1241 and DA-1726 in clinical trials, we plan to explore adding (i) clinical stage product candidates to diversify and enrich our pipeline and/or (ii) other technologies.

Our Pipeline

Our focus is on two cardiometabolic assets. Our lead asset DA-1241, is a GPR119 agonist, in Phase 2a trial for treatment of MASH. Our second asset is DA-1726, a GLP-1 receptor and glucagon receptor dual agonist, in Phase 1 for treatment of obesity. The following illustrates the current status of our assets as of filing date of this Annual Report.

DA-1241 Treatment of MASH

DA-1241 is a potential first-in-class GPR119 agonist with therapeutic potential for MASH and T2DM that is designed to be orally administered once a day. Two Phase 1 clinical trials for the treatment of T2DM have been completed and a Phase 2a trial for the treatment of MASH is ongoing in the U.S. In November 2024, we completed the last patient last visit for Phase 2a trial. In December 2024, we announced positive top-line 16-week results from the two-part Phase 2a clinical trial in patients with presumed MASH. We are expecting to finalize the CSR of the Phase 2a trial in the first half of 2025.

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

MASH Overview

MASH is a severe form of metabolic dysfunction-associated steatotic liver disease (“MASLD”) characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma and death. MASLD was formerly known as nonalcoholic fatty liver disease (“NAFLD”) and was changed by the AASLD and its European and Latin American counterparts. Patients with MASH are at increased risk of liver damage and other complications. Fibrosis is generally reversible in its early-to-mid stages. However, late-stage fibrosis can be irreversible in the absence of therapy and prevents the liver from performing its natural functions.

The prevalence of MASLD, which affects approximately 30% of the global population, and MASH, which develops in approximately 12% to 14% of MASLD patients, is growing and is driven primarily by the worldwide obesity epidemic. Over the past three decades, the global prevalence of MASLD has grown substantially from 17.6% (1990) to 23.4% (2019), with an average increase of about 1.0% annually. The critical pathophysiologic mechanisms underlying the development and progression of MASH include reduced ability to handle lipids, increased insulin resistance, injury to hepatocytes and liver fibrosis in response to hepatocyte injury. Patients with MASH frequently have other significant metabolic co-morbidities such as obesity, hyperglycemia, dyslipidemia and systemic hypertension (a constellation of which is commonly referred to as metabolic syndrome) and these further contribute to the risk of cardiovascular disease.

DA-1241 Preclinical Development

Extensive preclinical pharmacology, Absorption, Distribution, Metabolism and Excretion (“ADME”), safety and toxicology studies have been completed for DA-1241. The pharmacokinetic characteristics of DA-1241 were identified through the full set of preclinical ADME studies. The safety and toxicology studies completed were: (i) central nervous system, cardiovascular, and respiratory safety in rats and dogs; (ii) a single-dose, 4-week, 13-week and 26-week oral toxicity studies in rats; (iii) 4-week, 13-week and 39-week oral toxicity studies in dogs; (iv) pre-natal development studies in rats and rabbits; and (v) genotoxicity tests of in vitro bacterial reverse mutation, chromosome aberration, and in-vivo micronucleus.

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

With regard to the MASH indication, DA-1241 has been shown to improve fatty liver in various types of mouse models with metabolic diseases. Thereafter, therapeutic potential for treating MASH has been evaluated in several MASH mice models with different pathophysiology. Among them, the STAM-MASH mouse model exhibits mild fatty liver and moderate liver inflammation/fibrosis and is rapidly chemically induced. DA-1241 improved hepatic inflammation and fibrosis, showing a decrease in MASLD activity score and relative fibrotic area of the liver compared to the vehicle-treated control. Diet-induced obesity (“DIO”)-MASH mice are chronically induced through a Western diet and are characterized by marked fatty liver and mild to moderate hepatic inflammation/fibrosis. In DIO-MASH mice, DA-1241 improved hepatic steatosis, inflammation, and fibrosis assessed by histological and biochemical methods regardless of body weight reduction. Of note, DA-1241 improved systemic inflammatory status with reduced plasma inflammatory cytokines (TNFα, IL6) and chemokines (CCL2, CXCL1, CXCL2, CXCL10) contributing to tissue damage. Therefore, DA-1241 treatment reduced the levels of plasma liver enzymes (ALT, AST), which were increased due to liver tissue damage in DIO-MASH mice. In mice with metabolic diseases, the effects of DA-1241 on the MASH phenotypes (steatosis, inflammation, and fibrosis in the liver) are enhanced by the co-treatment with a DPP4 inhibitor compared to each treatment alone due to potentiated GLP-1 actions.

Result of Phase 1 U.S. Clinical Trial for DA-1241

Completed Phase 1a and 1b trials in the U.S. healthy subjects. The first-in-humans Phase 1a study was a double-blind, placebo controlled, SAD, single-center study in 60 healthy male volunteers to evaluate the safety, tolerability, pharmacokinetics (“PK”), pharmacodynamics (“PD”), and interaction effect with metformin. Each cohort was given a single oral dose of 12.5 mg, 25 mg, 50 mg, 100 mg, 200 mg, and 400 mg DA-1241 or placebo tablets. The dose level of DA-1241 for the interaction effect (“IE”) assessment of metformin on the PK of DA-1241 was 100 mg. Therefore, the IE cohort had 2 separate treatment periods. Subjects in the IE cohort received DA-1241 100 mg or placebo alone in Treatment Period 1, and DA-1241 100 mg or placebo with 500 mg metformin (IR formulation) in Treatment Period 2. DA-1241 was well tolerated over a dose range of 12.5 mg to 400 mg. There was no effect of concomitant administration of metformin on DA-1241 PK parameters.

Phase 1b, Part 1 was a double-blind placebo-controlled, MAD, single-center study of DA-1241 in healthy subjects. Overall, 24 male subjects were blinded and randomized to receive DA-1241: 50 mg, 100 mg or 200 mg or placebo, as single daily oral doses for 28 days. Safety data reviews and dose escalation decisions between cohorts took place after all subjects of an ongoing cohort had completed procedures through day 14. All doses tested were well tolerated. There were no Serious Adverse Events (“SAEs”) and no discontinuations due to Adverse Events (“AEs”).

Completed Phase 1b trial in the U.S. T2DM patients. The Phase 1b study was designed as a placebo and active comparator (sitagliptin 100 mg)-controlled, double-blind, randomized, multi-center study with an objective of evaluating whether DA-1241 delivers improved glucose-lowering efficacy in 83 diabetic patients. Patients were treated with placebo, sitagliptin 100 mg or DA-1241 25 mg, 50 mg and 100 mg once daily for 8 weeks, in combination with stable doses of metformin (13~19 patients/group). In the mixed meal tolerance test to evaluate the ability to reduce postprandial glucose through GPR119 activation, the incremental AUE0-4h of plasma glucose (“iAUE”) upon nutrient ingestion was measured and compared. Eight-week treatment of DA-1241 25 mg, 50 mg and 100 mg showed the changes of +6.3%, -2.0% and -13.8% in iAUE levels from the baseline and DA-1241 100 mg showed similar blood glucose improvement with that of sitagliptin 100 mg (-9.0%), and it outperformed placebo (+10.5%).

Exploratory P1b Study in the U.S.: Glucose-Lowering Effects

Mean Change in Postprandial Glucose Excursion at Week 8

In the parameters of glycemic variability measured with a Continuous Glucose Monitoring system and fasting plasma glucose, the glucose-lowering efficacy by DA-1241 was similar to that of sitagliptin. Moreover, the time-in-range, the percentage of how long blood glucose value is within 70~180 mg/dL, was increased by mitigating the hypoglycemia risk and duration of hyperglycemia whereas such time-in-range was reduced in the placebo group.

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

DA-1241 Phase 2a Trial

We are currently finalizing the CSR on a Phase 2a trial in the U.S. MASH Phase 2a is a 16-week, multicenter, randomized, double-blind, placebo-controlled, parallel arm clinical trial to establish safety and an early signal of efficacy in MASH as a next-generation competitive oral agent while we follow the trend for T2DM. The trial completed the last patient last visit in November 2024 and topline results were disclosed in December 2024. A total of 109 patients were randomized, while 95 patients completed the dosing. These patients were randomized into four treatment groups and dosed with: DA-1241 50 mg, DA-1241 100 mg, DA-1241 100 mg/Sitagliptin 100 mg, or Placebo in a 1:2:2:2 ratio. The primary efficacy endpoint for the study is the change from baseline in the alanine transaminase (“ALT”) levels at week 16. The secondary efficacy endpoints evaluate changes in the following at week 16 including: proportion of subjects with normalization of ALT level of < 30 IU/L; relative percent change liver fat fraction from baseline; absolute change in liver fat from baseline; proportion of subjects with a 30% or more reduction in liver fat from baseline; change in aspartate transaminase (“AST”), gamma glutamyl transpeptidase, and alkaline phosphatase from baseline; change in hemoglobin A1c (“HbA1c”) (%); change in NAFLD Fibrosis Score from baseline; liver stiffness measurement assessed by FibroScan® from baseline; and change in FAST (FibroScan - AST) from baseline. Safety will be evaluated by monitoring AEs including determination of SAEs and AEs leading to discontinuation and laboratory abnormalities as characterized by type, frequency, timing, severity (mild, moderate, severe), seriousness and relationship to DA-1241, vital signs measurements, clinical laboratory tests and electrocardiogram assessments.

Topline results from the Phase 2a Study. We have reported positive top-line 16-week results from the two-part Phase 2a clinical trial in patients with presumed MASH in December 2024. Part 1 of this Phase 2a trial is exploring DA-1241, a novel GPR119 agonist compared to placebo, while Part 2 is investigating the efficacy of DA-1241 in combination with sitagliptin, a DPP-4 inhibitor. An overview of the top-line 16-week results from the two-part Phase 2a clinical trial is included below:

Overview of the Topline Results

●	Achieved primary efficacy endpoint. DA-1241 100 mg showed statistically significant reductions in ALT levels at weeks 4 and 8 (p = 0.0159 and p = 0.0342, respectively) and a near statistically significant reduction (p = 0.0506) at week 16 compared to placebo.
●	Normalized ALT levels in 16 weeks. DA-1241 50 mg showed a statistically significant improvement in the normalization of ALT levels compared to placebo, with an odds ratio of 10.500 (p = 0.0487).
●	Direct hepatic effect shown by significant improvements in CAP score and FAST score. DA-1241 100 mg and DA-1241 100 mg + Sitagliptin 100 mg showed significant improvements in the CAP score compared to placebo (p=0.0308 and p=0.0452, respectively). DA-1241 100 mg in combination with Sitagliptin 100 mg showed a statistically significant reduction in the FAST score compared to placebo (p = 0.0416).

●	Additional glycemic control with significant reduction of HbA1c in 16 weeks. DA-1241 100 mg and DA-1241 100 mg in combination with Sitagliptin 100 mg showed significant reductions in HbA1c from baseline at Week 16 compared to the placebo group (p = 0.0179 and p = 0.0050, respectively).
●	Strong safety signal compared to competition. DA-1241 was shown to be very well tolerated with mostly mild AEs and no drug related SAEs in the treatment groups with no treatment emergent adverse events (“TEAEs”) leading to study drug discontinuation.

Primary Efficacy Endpoint

LS Mean ALT Changes from Baseline (U/L)

	Placebo (N=23)	DA-1241 100 mg + Sitagliptin 100 mg (N=34)	P value vs. PBO	DA-1241 50 mg (N=12)	P value vs. PBO	DA-1241 100 mg (N=22)	P value vs. PBO
Baseline Mean	68.4	63.2		65.8		57.2
Week 4 LS Mean (95% CI)	-1.51 (-8.23, 5.21)	-8.38 (-13.89, -2.87)*	0.1195	-9.63 (-18.90, -0.35)*	0.1622	-13.44 (-20.32, -6.57)*	0.0159†
Week 8 LS Mean (95% CI)	0.13 (-7.83, 8.09)	-10.27 (-16.80, -3.73)*	0.0479†	-11.05 (-22.04, -0.05)*	0.1050	-12.25 (-20.40, -4.10)*	0.0342†
Week 16 LS Mean (95% CI)	-4.70 (-14.05, 4.65)	-8.24 (-15.91, -0.57)*	0.5624	-16.81 (-29.72, -3.89)*	0.1345	-18.09 (-27.67, -8.52)*	0.0506

* Confidence interval excludes 0, suggesting a statistically meaningful difference.
† p < 0.05 vs. placeboLS Mean ALT Changes from Baseline (U/L)

Notable Secondary Endpoints

Proportion of Subjects with Normalized ALT <30 IU/L at Week 16

Number of Subjects, n	Placebo (N=23)	DA-1241 100 mg + Sitagliptin 100 mg (N=34)	DA-1241 50 mg (N=12)	DA-1241 100 mg (N=22)
< 30, n (%)	1 (4.3%)	3 (8.8%)	4 (33.3%)	4 (18.2%)
Odds Ratio (p value)		2.423 (0.4576)	10.500† (0.0487)†	5.600 (0.1402)

† p < 0.05 vs. placebo

LS Mean CAP, VCTE, FAST score Changes from Baseline at Week 16

	Placebo (N=23)	DA-1241 100 mg + Sitagliptin 100 mg (N=34)	P value vs. PBO	DA-1241 50 mg (N=12)	P value vs. PBO	DA-1241 100 mg (N=22)	P value vs. PBO
Baseline Mean (dB/m)	347.4	344.1		347.3		336.0
Week 16 LS Mean CAP Score (dB/m) (95% CI)	-2.32 (-16.17, 11.52)	-20.62 (-31.99, -9.26)*	0.0452†	-8.94 (-28.08, 10.20)	0.5787	-24.32 (-38.54, -10.10)*	0.0308†
Baseline Mean (kPa)	10.00	9.89		10.71		10.32
Week 16 LS Mean VCTE Score (kPa) (95% CI)	0.29 (-1.31, 1.89)	-1.45 (-2.77, -0.13)*	0.0997	-1.40 (-3.62, 0.83)	0.2257	0.00 (-1.64, 1.64)	0.8051
Baseline Mean	0.555	0.564		0.604		0.538
Week 16 LS Mean FAST score (95% CI)	-0.09 (-0.17, -0.01)*	-0.19 (-0.26, -0.13)*	0.0416†	-0.17 (-0.28, -0.06)*	0.2429	-0.19 (-0.27, -0.11)*	0.0704

* Confidence interval excludes 0, suggesting a statistically meaningful difference.
† p < 0.05 vs. placebo

LS Mean HbA1c Changes from Baseline at Week 16 (%)

	Placebo (N=23)	DA-1241 100 mg + Sitagliptin 100 mg (N=34)	P value vs. PBO	DA-1241 50 mg (N=12)	P value vs. PBO	DA-1241 100 mg (N=22)	P value vs. PBO
Baseline Mean	6.78	6.51		6.58		7.01
Week 16 LS Mean (95% CI)	-0.10 (-0.23, 0.44)	-0.52 (-0.80, -0.25)*	0.0050†	-0.24 (-0.70, 0.22)	0.2357	-0.48 (-0.82, -0.13) *	0.0179†

* Confidence interval excludes 0, suggesting a statistically meaningful difference.
† p < 0.05 vs. placebo

LS Mean CAP, FAST, HbA1c score Changes from Baseline at Week 16

*

*

*

Overall TEAE Summary

N (%)	Placebo (N=32)	DA-1241 100 mg + Sitagliptin 100 mg (N=36)	DA-1241 50 mg (N=14)	DA-1241 100 mg (N=26)
Subjects with any Treatment Related AE Mild Moderate Severe	9 ( 28.1%) 8 ( 25.0%) 1 ( 3.1%) 0	10 ( 27.8%) 9 ( 25.0%) 1 ( 2.8%) 0	4 ( 28.6%) 4 ( 28.6%) 0 0	9 ( 34.6%) 8 ( 30.8%) 1 ( 3.8%) 0
Subjects with any Treatment related SAE	0	0	0	0
Subjects with any TEAE leading to study discontinuation	0	1 ( 3.1%)	0	0
Subjects with any TEAE leading to study drug discontinuation	1 ( 3.1%)	0	0	0

DA-1726 Treatment of Obesity

DA-1726 is a novel OXM analogue functioning as a GLP1R and GCGR dual agonist. It is a long-acting, novel peptide drug candidate, with a Phase 1 investigational new drug (“IND”) approved by the FDA with therapeutic potential for obesity. Activation of GLP1R contributes to central anorexic effect (appetite suppression) and activation of GCGR peripherally enhances basal metabolic rate. Accordingly, non-clinical studies have shown that DA-1726 not only reduces food intake but also increases energy expenditure even at the basal resting state, leading to persistent weight loss in diet-induced obese mice and rats. DA-1726 directly lowers blood glucose and lipid levels in addition to the accompanying metabolic improvement by weight loss. Weight reduction is closely related to the alleviation of fatty liver. Having stabilized the fragile peptide through several unique modifications, DA-1726 is predicted to be available as a once-weekly regimen to humans.

Physiological effects of oxyntomodulin

Background

Obesity is a disease caused by abnormal or excessive fat accumulation due to an imbalance in energy intake and consumption over a long period of time. According to the World Health Organization (“WHO”), in 2022, there were 2.5 billion adults (18 years and older), and approximately 43% of all adults were overweight and 890 million, or approximately 16%, were living with obesity. In 2024, the NCD Risk Factor Collaboration published findings that estimate that more than one billion people in the world are now living with obesity and nearly 3 billion people are living with either overweight or obesity. The comorbidities of obesity include T2DM, cardiovascular disease, hypertension and MASH, and the risk of these diseases is higher in obese people than in non-obese people.

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

Oxyntomodulin is a gut hormone released from intestinal L-cells after meal ingestion and represents dual agonism of the GLP-1 receptor and glucagon receptor. It increases energy expenditure through glucagon receptors and increases appetite suppression and insulin secretion through GLP-1 receptor activation, ultimately inducing weight loss and glycemic control. The furthest stage of development of any oxyntomodulin analogue are survudutide and mazdutide in Phase 3 trials in the U.S., mazdutide which is approved in China, and in Phase 2 trial in the U.S. for the treatment of obesity and MASH.

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

In comparison with GLP-1 receptor and GIP dual agonist tirzepatide in HF-DIO obese MASH mice, DA-1726 showed similar body weight while consuming significantly more food. In addition, DA-1726 reduced plasma clinical chemistry parameters (ALT, AST, ALP, T-BIL, glucose, and cholesterol) and hepatic fat accumulation.

Notes: HF-DIO (High Fat-Diet Induced Obesity); BWL (Body Weight Loss)

1.	Dong-A Study Report 105497. All treatments given as twice weekly injections.
2.	Jung I-H et al. 83rd Meeting of the American Diabetes Association. 2023; Abstract 1668-P.

Weight loss and plasma biochemistry analysis

DA-1726 Phase 1 Trial

We are currently conducting a Phase 1 trial in the U.S. The Phase 1 trial, a first-in-human trial, is a randomized, placebo-controlled, double-blind, two-part study to investigate the safety, tolerability, PK, and PD of single and multiple ascending doses of DA-1726 in obese, otherwise healthy subjects. In September 2024, we announced positive top-line data from the planned SAD Part 1 of our Phase 1 trial evaluating DA-1726. Thereafter, we completed enrollment in the SAD Part 1 additional cohort. In the SAD Part 1 study, the patients were enrolled into one of six cohorts and each cohort was randomized in a 6:3 ratio of DA-1726 or placebo. Part 2 is a MAD study, with the first patient dosed in June 2024 and is expected to enroll approximately 36 participants, who will be enrolled into four cohorts, each to receive 4 weekly administrations of DA-1726 or placebo. We are expecting top-line results from the MAD Part 2 study of our Phase 1 trial in April 2025.

The primary endpoint for SAD Part 1 and MAD Part 2 of our Phase 1 trial is to assess the safety and tolerability of DA-1726 by monitoring AEs, SAEs, TEAEs and AEs leading to treatment discontinuation. Secondary endpoints include the PK of DA-1726, assessed via serum concentrations over time and metabolite profiling at the highest doses of DA-1726. Exploratory endpoints will include the effect of DA-1726 on metabolic parameters, cardiac parameters, fasting lipid levels, body weight, waist circumference and body mass index, among others.

Other Product Candidates

We are focusing our financial resources and management’s attention on the development of DA-1241 for MASH and DA-1726 for obesity. We also have four legacy therapeutic programs, ANA001, NB-01, NB-02 and Gemcabene, that we are not planning to advance development on. We continue to consider out-licensing and divestiture opportunities with respect to the following legacy programs.

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

We believe ANA001 has the potential to reduce the viral load and inflammation associated with cytokine dysregulation, acute respiratory distress syndrome, and coagulation abnormalities and thus improve time to clinical improvement as defined as hospital discharge recorded using the WHO Ordinal Scale for Clinical Improvement.

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

In July 2024, we entered into an exclusive out-license agreement with MThera to provide MThera with the rights to NB-01 for the treatment of painful diabetic neuropathy.

NB-02

NB-02 was being developed for the symptomatic and disease modifying treatment of neurodegenerative diseases, including Alzheimer's disease and tauopathies. In preclinical studies, we have observed the mechanisms of action of NB-02 to include inhibition of tau phosphorylation, acetylcholinesterase (“AChE”) inhibition, inhibition of Ab toxicity and amyloid plaque formation, and anti-inflammatory effects. Specifically, in both in-vitro and in-vivo models, NB-02 has demonstrated inhibition of AChE, as is the case with three of the current products on the market to treat the symptoms of Alzheimer's disease. It has also demonstrated inhibition of tau phosphorylation and of amyloid plaque formation, both mechanisms believed to contribute to the progression of neurodegenerative diseases.

Gemcabene

Gemcabene is a novel, once-daily, oral therapy designed to target known lipid metabolic pathways to lower levels of LDL-C, hsCRP and triglycerides. Gemcabene shares many of the attributes of statin therapy, including broad therapeutic applications, convenient route of administration and cost-effective manufacturing process, but does not appear to increase the reporting of myalgia when added to statin therapy. Gemcabene has also shown additive LDL-

C lowering in combination with stable low, moderate or high-intensity statin therapy. As described below, we licensed global rights to Gemcabene from Pfizer in April 2011. Under the terms of the amended and restated license agreement with Pfizer, Pfizer may terminate the license if we have not made a commercial sale by April 2024.

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

Under the terms of the 2022 License Agreement, Dong-A (i) received an upfront payment which was settled in 2,200 shares of preferred stock of MetaVia designated as “Series A Convertible Preferred Stock”, par value $0.001 per share (which was subsequently converted into shares of our common stock), under the terms of the Securities Purchase Agreement; (ii) is eligible to receive single digit royalties on net sales received by us from the commercial sale of products covering DA-1241 or DA-1726; (iii) is eligible to receive commercial-based milestone payments, dependent upon the achievement of specific commercial developments; and (iv) is eligible to receive regulatory milestone payments of up to $178.0 million for DA-1726 and $138.0 million for DA-1241, dependent upon the achievement of specific regulatory developments.

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

Manufacturing

Dong-A manufactures clinical quantities of DA-1241 and DA-1726 in accordance with the 2022 License Agreement and the Shared Services Agreement. As MetaVia advances the product candidates through clinical development our current plans are to continue to use third parties including Dong-A to manufacture drug products for our trials.

Among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer’s quality control and manufacturing procedures conform to cGMP. The FDA typically inspects manufacturing facilities every two years. In complying with cGMP regulations, pharmaceutical manufacturers must expend resources and time to ensure compliance with product specifications as well as production, record keeping, quality control, reporting and other requirements.

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

Some of our competitors may have significantly greater financial resources and expertise in R&D, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Other firms may also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for our programs. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors with us, particularly through collaborative arrangements with large established companies.

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

DA-1241 MASH

There is only one approved treatment of MASH, Madrigal Pharmaceuticals’ thyroid hormone receptor beta agonist. However, various therapeutics are used off-label for the treatment of MASH, including vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodeoxycholic acid (UDCA). There are several product candidates in Phase 3 or earlier clinical or preclinical development for the treatment of MASH, including Novo Nordisk’s GLP1R agonist semaglutide, Eli Lilly’s GLP1R and GIP dual agonist tirzepatide, Akero Therapeutics’s FGF21 analog efruxifermin, 89 Bio’s FGF21 analog pegaozafermin, Inventiva’s pan-peroxisome proliferator-activated receptor agonist, Boston Pharmaceuticals and Roche’s fibroblast growth factor 21 analogs, and farnesoid X receptor agonists from Intercept Pharmaceuticals Inc., among others. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of MASH include AstraZeneca plc, Altimmune Inc., Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Durect Corporation, Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Immuron Ltd., Ionis Pharmaceuticals, Inc., Islet Sciences, Inc., MediciNova, Inc., NGM Biopharmaceuticals, Inc., NuSirt Sciences Inc., Pfizer Inc., Viking Therapeutics, Inc. and Zydus Pharmaceuticals (USA) Inc. MASH is a complex disease and we believe that it is unlikely that any one therapeutic option will be optimal for every MASH patient.

DA-1726-Obesity

Due to the growing overweight and obesity epidemic and consumer demand, there are many competitors in the field of obesity treatment. Obesity treatments range from behavioral modification to drugs, medical devices and surgery, generally as a last resort. If DA-1726 were approved for obesity, our primary competition in the obesity treatment market would currently be from approved and marketed products, including semaglutide (WEGOVY®) and tirzepatide (Zepbound®). Further competition could arise from products currently in development, including among others, with GLP1R/GCGR dual agonists, Boehringer Ingelheim, Merck/Hanmi Pharmaceutical, AstraZeneca, Altimmune, Innovent Biologics/Eli Lilly, Carmot and D&D Pharma; with GLP1R/GCGR/GIP triple agonists, Hanmi Pharmaceutical and Eli Lilly; Amgen with its GLP-1R agonist/GIP antagonist antibody; and Novo Nordisk with Amylin and Amylin-GLP-1 combination. To the extent our product candidate is approved for obesity, the commercial success of our product will also depend on our ability to demonstrate benefits over the then-prevailing standard of care. Finally, morbidly obese patients sometimes undergo a gastric bypass procedure, with salutary effects on the many co-morbid conditions of obesity.

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

DA-1241

As of December 31, 2024, our exclusively licensed intellectual property portfolio for DA-1241 includes one U.S. patent directed to both composition of matter and a process of making the composition, one U.S. non-provisional patent directed to both composition of matter and use of the composition and two U.S. non-provisional patent applications directed to both composition of matter and use of the composition. The two issued U.S. patents are expected to expire in July 2035, excluding any additional term for patent term adjustments or patent term extensions. MetaVia’s intellectual property portfolio for DA-1241 also includes 28 non-U.S. patents and 33 non-U.S. patent applications directed to composition of matter and/or use of the composition. The issued non-U.S. patents are expected to expire between 2035 and 2041, excluding any additional term for patent term adjustments or patent term extensions. The jurisdictions for the non-U.S. patents and applications include: Australia, Brazil, Canada, China, the European Patent Convention, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Philippines, Republic of Korea, Russia, Saudi Arabia, and Singapore.

DA-1726

As of December 31, 2024, our exclusively licensed intellectual property portfolio for DA-1726 includes two U.S. patents directed to both composition of matter and use of the composition and one U.S. non-provisional patent application directed to both composition of matter and use of the composition. The issued U.S. patent is expected to expire in 2041, excluding any additional term for patent term adjustments or patent term extensions. Our intellectual property portfolio for DA-1726 also includes 19 non-U.S. patents and 16 non-U.S. patent applications directed to composition of matter and/or use of the composition. The issued non-U.S. patents is expected to expire between 2038 and 2041, excluding any additional term for patent term adjustments or patent term extensions. The jurisdictions for the non-U.S. patents and applications include: Australia, Brazil, Canada, China, the European Patent Convention, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Philippines, Republic of Korea, Russia, Saudi Arabia and Singapore.

NB-01 and NB-02

As of December 31, 2024, our intellectual property portfolio for NB-01 included four issued U.S. patents, comprised of one patent directed to composition of matter and three patents directed to use, and 66 granted foreign patents, all related to our NB-01 programs in peripheral neuropathy and neurological conditions. The issued patents have expiration dates ranging between October 2026 and July 2038.  The jurisdictions for the foreign patents and application include: Brazil, China, the European Patent Convention (including Austria, Belgium, Finland, France, Germany, Greece, Hungary, Italy, Netherlands, Poland, Portugal, Romania, Spain, Switzerland, Turkey, and the United Kingdom), India, Japan, the Republic of Korea, and Russia.

As of December 31, 2024, our intellectual property portfolio for NB-02 included three issued U.S. patents, 74 foreign granted patents, and 1 foreign patent application. The issued patents have an expiration date between December 2035 and March 2040. The jurisdictions for the foreign patents and applications include: Brazil, Canada, China, the European Patent Convention (including Austria, Belgium, Finland, France, Germany, Greece, Hungary, Italy, Netherlands, Poland, Portugal, Romania, Spain, Switzerland, Turkey, and the United Kingdom), India, Japan, Mexico, the Republic of Korea, and Russia. All of the above patents and patent applications for NB-02 were assigned to us.

Gemcabene

As of December 31, 2024, our intellectual property portfolio relating to Gemcabene included six issued U.S. patents, two pending U.S. patent applications, and two foreign-granted patents directed to formulations, compositions, methods of use and methods of manufacturing. The Gemcabene intellectual property are MTVA owned for the issued and pending patents in the U.S. and foreign jurisdictions. The issued patents in the U.S. and foreign countries have expiration dates between December 2031 and November 2040.

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

U.S. FDA Regulation

In the U.S., pharmaceutical products are subject to regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FDCA”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, refusal by the FDA to approve pending new drug applications (“NDAs”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties and criminal prosecution.

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

Nonclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal requirements, including the FDA's good laboratory practice regulations and the regulations of the U.S. Department of Agriculture implementing the Animal Welfare Act. The results of nonclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term nonclinical tests, such as animal studies of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with the FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”) at each site where a trial will be conducted for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements or may impose other conditions. Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In general, in Phase 1, the initial introduction of the drug into healthy human volunteers or, in some cases, patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. The FDA may, however, determine that a drug is effective based on one clinical trial plus confirmatory evidence. Only a small percentage of investigational drugs complete all three phases and obtain marketing approval. In some cases, the FDA may require post-market studies, known as Phase 4 studies, to be conducted as a condition of approval to gather additional information on the drug's effect in various populations and any side effects associated with long-term use. Depending on the risks posed by the drugs, other post-market requirements may be imposed.

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

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practice (GMP) regulations is satisfactory, and the NDA contains data that provides substantial evidence that the drug is safe and effective in the indication studied.

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

In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act. This law established a new regulatory program for products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to designated breakthrough therapies, including: holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

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

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved under Subpart H is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. Unless otherwise informed by the FDA, for an accelerated approval product an applicant must submit to the FDA for consideration during the pre-approval review period copies of all promotional materials, including promotional labeling as well as advertisements, intended for dissemination or publication within 120 days following marketing approval. After 120 days following marketing approval, unless otherwise informed by the FDA, the applicant must submit promotional materials at least 30 days prior to the intended time of initial dissemination of the labeling or initial publication of the advertisement. The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. For example, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large clinical trials to demonstrate a clinical or survival benefit.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition generally a disease or condition that affects fewer than 200,000 individuals. The U.S. Orphan Drug Designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity and trade name, if any, of the drug and its designated use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public website maintained by the U.S. National Institutes of Health (“NIH”). Information related to the product, patient population, phase of investigation, study sites and investigator, and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of these trials after completion. Disclosure of the results of these trials can be delayed for up to two years if the sponsor certifies that it is seeking approval of an unapproved product or that it will file an application for approval of a new indication for an approved product within one year. Competitors may use this publicly available information to gain knowledge regarding the design and progress of the development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. Since the NIH's Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, both NIH and FDA have signaled the government's willingness to begin enforcing those requirements against clinical trial sponsors who fail to meet those legal obligations, with FDA releasing a guidance document in August 2020 for certain procedural steps it intends to take when determining whether and how to assess civil monetary penalties against a non-compliant party.

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

As described below, the FDA strictly regulates marketing, labeling, advertising and promotion of prescription drug products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant penalties.

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

The Hatch-Waxman Amendments also amended the FDCA to enact Section 505(b)(2) of the FDCA, which permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously approved product is scientifically appropriate. The FDA may also require companies to perform additional trials or measurements to support the change from the approved product. The FDA may then approve the new product for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. With respect to listed patents, patent certification requirements, and the blocking of follow-on marketing applications for the drug product previously approved under an NDA and listed in the Orange Book-known as the RLD-505(b)(2) NDA applications and ANDAs are required under the statute and FDA's implementing regulations to follow similar procedures and are subject to similar conditions. However, only in some cases is a 505(b)(2) NDA-approved drug product determined by FDA to be therapeutically equivalent to the original innovator RLD.

As part of our own marketing application process, the ANDA/505(b)(2) applicant is required to certify to the FDA concerning any patents listed for the relevant RLD in the FDA's Orange Book. Specifically, the applicant must certify either that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the generic product. The ANDA applicant may also elect to submit a Section VIII statement, certifying that our proposed ANDA or 505(b)(2) labeling does not contain (or carves out) any language regarding the patented method-of-use, rather than certify to a listed method-of-use patent.

If the ANDA/505(b)(2) applicant does not challenge the innovator's listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA/505(b)(2) application will not be approved by the FDA until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product's listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA/505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of that Paragraph IV certification to the NDA sponsor and patent holders once FDA accepts the ANDA/505(b)(2) application for filing. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification, as provided for in the statute. The filing of a patent infringement lawsuit within 45 days of receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA/505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA/505(b)(2) applicant.

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

Other U.S. Healthcare Laws and Compliance Requirements

If we obtain regulatory approval of our product candidates and launch them commercially in the U.S., we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. Some of the laws that may affect our future ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

●	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology and Clinical Health Act and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
●	the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests; and
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Moreover, some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines, or the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act.

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

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country, even though there is some degree of legal harmonization in the European Union member states resulting from the national implementation of the underlying European Union. legislation. In all cases, the clinical trials must be conducted in accordance with the International Conference on Harmonization guidelines on GCP and other applicable regulatory requirements.

To obtain regulatory approval to place a drug on the market in the European Union, we must submit a marketing authorization application. This application is similar to the NDA in the U.S., with the exception of, among other things, country-specific document requirements. All application procedures require an application in the common technical document format, which includes the submission of detailed information about the manufacturing and quality of the product, and non-clinical and clinical trial information. Drugs can be authorized in the European Union by using (i) the centralized authorization procedure, (ii) the mutual recognition procedure, (iii) the decentralized procedure or (iv) national authorization procedures.

The European Commission created the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the European Union and, by extension (after national implementing decisions) in Iceland, Liechtenstein and Norway, which, together with European Union member states, comprise the European Economic Area. Applicants file marketing authorization applications with the EMA, where a relevant scientific committee reviews them, in most cases the Committee for Medicinal Products for Human Use (“CHMP”). The EMA forwards CHMP opinions to the European Commission, which uses them as the basis for deciding whether to grant a marketing authorization. This procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that: (i) are derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) are officially designated "orphan drugs" (drugs used for rare human diseases) and (iv) are advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may, at the voluntary request of the applicant, also be used for human drugs which do not fall within the above-mentioned categories if the CHMP agrees that (a) the human drug contains a new active substance not yet approved as of November 20, 2005; (b) it constitutes a significant therapeutic, scientific or technical innovation or (c) authorization under the centralized procedure is in the interests of patients at the European Union level.

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP), with adoption of the actual marketing authorization by the European Commission thereafter. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest from the point of view of therapeutic innovation, defined by three cumulative criteria: the seriousness of the disease to be treated, the absence of an appropriate alternative therapeutic approach, and anticipation of exceptional high therapeutic benefit. In this circumstance, the EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days and the opinion is issued thereafter.

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

The characteristic of the MRP is that the procedure builds on a pre-existing marketing authorization in a member state of the European Union that is used as a reference in order to obtain marketing authorizations in other European Union member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the European Union and subsequently marketing authorization applications are made in other European Union member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states. The concerned member states are required to grant an authorization recognizing the existing authorization in the reference member state unless they identify a serious risk to public health.

The MRP is based on the principle of mutual recognition by the European Union member states of their respective national marketing authorizations. Based on a marketing authorization in the reference member state, the applicant may apply for marketing authorizations in other member states. In such cases, the reference member state shall update its existing assessment report about the drug in 90 days. After the assessment is completed, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations shall be granted within 30 days of acknowledgement of the agreement.

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

Data and Market Exclusivity in the European Union

In the European Union, NCEs qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator's data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator's data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a NCE and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the drug if such company can complete a full marketing authorization application (“MAA”) with a complete database of pharmaceutical test, preclinical studies and clinical trials and obtain marketing approval of its product.

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

Individual states in the U.S. have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Human Capital

As of March 17, 2025, we had nine full-time (and total) employees, of which five were engaged in R&D functions, three were engaged in general and administrative (“G&A”) functions, and one was engaged in both R&D and G&A functions. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relationships with our employees to be good.

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

Corporate Information

MetaVia was incorporated under the laws of the State of Delaware in October 2014. Our principal executive offices are located at 545 Concord Avenue, Suite 210, Cambridge, Massachusetts, 02138. Our website address is www.metaviatx.com. The information contained on or that can be accessed through our website is not a part of this report.

Additional Information

On our website, we make available, free of charge, our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

Also available on our website is information relating to our corporate governance and our board of directors, including our corporate governance guidelines; our code of business conduct; and our board committee charters. We will provide any of the foregoing information without charge upon written request to our Secretary, MetaVia Inc., 545 Concord Avenue, Suite 210, Cambridge, Massachusetts 02138.

Item 1A.Risk Factors

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Annual

Report, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements and the related notes included elsewhere in this Annual Report. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks related to our financial position and need for capital

We have incurred net losses since inception, and we anticipate that we will continue to incur net losses for the foreseeable future. We require additional capital to accomplish our business plan and the failure to obtain necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.

We have experienced net losses and negative cash flows from operating activities since our inception, and we have a net loss of $27.6 million and an accumulated deficit of $135.9 million as of December 31, 2024. We have concluded that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date the consolidated financial statements were issued. Our independent registered public accounting firm has issued an opinion on our consolidated financial statements included in this Annual Report that also states that there is substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements have been prepared using accounting principles generally accepted in the U.S. applicable for a going concern, which assume that we will realize our assets and satisfy our liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We expect to incur increasing levels of losses from operating activities for the foreseeable future, particularly as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our R&D expenses to increase in connection with our additional planned clinical trials for our product candidates and the development of other future product candidates we may choose to pursue. In addition, if we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of our product candidates. As a result, we expect to continue to incur significant and increasing losses from operating activities for the foreseeable future. To-date, we have not generated any revenue and we do not know when, or if, we will generate any revenue. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, one or more of our product candidates. It is possible we will never generate revenue or profit.

Although we are exploring financing opportunities and carefully monitoring the capital markets, we do not yet have any commitments for additional financing and may not be successful in our efforts to raise additional funds. There can be no assurances that additional financing will be available to us on satisfactory terms, or at all. If we are unable to raise sufficient additional capital (which is not assured at this time), our business plan may not be accomplished, and we may be forced to delay, limit, reduce or terminate our operations. For more information about our liquidity and capital resources, see “Liquidity and Capital Resources” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As we do no generate any revenue, we are dependent on working capital to fund our business plan, and raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

We believe that our existing cash will be sufficient to fund our operations into the third quarter of 2025. Until such time, if ever, as we can generate revenue, we expect to finance our cash needs through a combination of equity offerings, debt financing, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds from our current or future expected business plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of current stockholders may be materially diluted, and the terms of such securities could include liquidation preferences or other preferences that adversely affect the rights of our current stockholders. The terms of debt and/or equity financings, if available, may provide rights senior to those of our common stock and could contain covenants or protective rights that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing or other arrangements when needed, we may be required to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses, out-licenses or acquisitions. If we need to secure additional financing, such additional fundraising efforts may divert our management and research efforts from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

Future sales, or the perception of future sales, by us or our securityholders could cause the market price of our common stock to decline.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

For example, on January 23, 2024, we filed a registration statement on Form S-3 relating to the reoffer and resale from time to time of up to 22,629,907 shares of our common stock by the selling stockholders named therein, and such registration statement was declared effective on January 31, 2024. Additionally, on July 18, 2024, we filed a registration statement on Form S-1 relating to the reoffer and resale from time to time of up to 17,175,579 shares of our common stock by the selling securityholders named therein, and such registration statement was declared effective on July 24, 2024. By exercising their registration rights and selling a large number of shares of our common stock in reliance on these and other existing registration statements, these securityholders could cause the prevailing market price of our common stock to decline.

As of December 31, 2024, we had outstanding warrants to purchase an aggregate of 14,483,792 shares of our common stock. Each warrant entitles the holder thereof to purchase one share of our common stock. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of shares our common stock and increase the number of shares eligible for resale in the public market.

In addition, the shares of our common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We have filed registration statements on Form S-8 to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. We expect to file additional registration statements on Form S-8 in the future to register additional shares reserved for future issuance under our equity incentive plans, and Form S-8 registration statements automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Adverse global economic conditions could have a material adverse effect on our business, results of operations and financial condition and liquidity.

Our business, financial condition, results of operations and prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years due to the impacts of the COVID-19 pandemic, and, more recently, the ongoing conflicts in Ukraine and Israel, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation, rising interest rates, increases in unemployment rates and uncertainty about tariffs and economic stability. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Conditions in the banking system and financial markets, including the failure of banks and financial institutions, could have an adverse effect on our operations and financial results.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank, Signature Bank and Silvergate Capital Corp, respectively, after each bank was unable to continue their operations. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulties in the future.

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

Risks related to our operations and to the development, marketing, commercialization and regulation of our product candidates

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Additionally, our R&D efforts are focused, in part, on developing DA-1241 for the treatment of MASH, an indication for which there is only one approved product. The regulatory approval process for novel product candidates, such as DA-1241 for MASH, can be more expensive and take longer than for other, better known or extensively studied product candidates. In addition to Madrigal Pharmaceuticals’ approved product, other companies are in later stages of clinical trials for their potential MASH therapies, and we expect that the path for regulatory approval for MASH therapies may continue to evolve in the near term as these other companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot predict today. Our anticipated development costs would likely increase if development of DA-1241 or any future product candidate is delayed because the FDA requires us to perform studies or trials in addition to, or different from, those that we currently anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.

Public opinion and scrutiny of treatments for obesity and overweight patients may impact public perception of our Company and DA-1726, or may adversely affect our ability to conduct our business and our business plans.

Public perception may be influenced by claims, such as claims that DA-1726 is unsafe, unethical or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to treatments for obesity and overweight patients in general could result in greater government regulation and stricter labeling requirements of products to treat these chronic conditions, including DA-1726, if approved, and could cause a decrease in the demand for DA-1726 or any product candidates we may develop. For example, severe adverse events observed with GLP-1 receptor agonists include, but are not limited to, acute pancreatitis, acute gallbladder disease, acute kidney injury and worsening of diabetic retinopathy. Such side effects associated with GLP-1 receptor or GLP-1/GIP receptor targeting treatments may negatively impact public perception of us, DA-1726 or any product candidates we develop. Adverse public attitudes may also adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians and their patients being willing to receive treatments that involve the use of DA-1726 or any product candidates we develop, in lieu of or in addition to, existing treatments that such physicians and their patients are already familiar with and for which greater clinical data may be available. Adverse events in our clinical trials, even if not ultimately attributable to our DA-1726 or any product candidates we develop, and the resulting publicity could result in withdrawal of clinical trial participants, increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of DA-1726 or any product candidates we develop, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. More restrictive government regulations or negative public opinion could have a material and adverse impact on our business, financial condition, results of operations and prospects, and may delay or impair the development, commercialization (if approved) or demand for DA-1726 or any product candidates we develop.

We may be required to make significant payments under the 2022 License Agreement.

We have exclusive rights (other than in the Republic of Korea) to DA-1241 and DA-1726 for the specific indications provided in the 2022 License Agreement. Under the 2022 License Agreement, in consideration for the license, we made an upfront payment of 2,200 shares of our Series A Convertible Preferred Stock. As additional consideration for the license, we are required to pay Dong-A milestone payments upon the achievement of specified regulatory milestones and milestone payments upon the achievement of specified commercial milestones. Commencing on the first commercial sale of licensed products, we are obligated to pay royalties of single-digit percentages on annual net sales of the products covered by the license. If the milestone is reached or the other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which may materially adversely affect our business operations and financial condition.

Even if we obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize DA-1241 and DA-1726.

Of the large number of drugs in development in the U.S., only a small percentage receive FDA regulatory approval and are commercialized in the U.S. We are not permitted to market DA-1241 or DA-1726 in the U.S. until we receive approval of a New Drug Application (“NDA”) from the FDA, or in any foreign countries until we receive the requisite approval from such countries or jurisdictions, such as the MAA in the European Union from the European Medicines Agency (“EMA”).

As a condition to submitting an NDA to the FDA for DA-1241 or DA-1726, we must successfully complete several clinical trials demonstrating efficacy and safety. For example, we must successfully meet a number of critical developmental milestones, including: (i) developing dosages that will be well-tolerated, safe and effective; (ii) completing the development and scale-up to permit manufacture of our product candidates in commercial quantities and at acceptable costs; (iii) demonstrating through pivotal clinical trials that the product candidate is safe and effective in patients for the intended indication; (iv) establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers; and (v) obtaining and maintaining exclusive rights, including patent and trade secret protection and non-patent exclusivity for our product candidates. The time necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for any product candidates that we may develop. We are continuing to test and develop our product candidates and may explore possible design or formulation changes to address safety, dosage, efficacy, manufacturing efficiency and performance issues to the extent any arise. The design of a clinical trial may be able to determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. There is no assurance that we will be able to design and complete a clinical trial to support marketing approval. Moreover, nonclinical and clinical data are often susceptible to multiple interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have experienced significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials.

Successfully completing clinical trials and obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA, or a comparable foreign regulatory authority, may delay, limit or deny approval of an NDA for many reasons, including, among others: (i) disagreement with the design or implementation of our clinical trials; (ii) disagreement with the sufficiency of our clinical trials; (iii) failure to demonstrate the safety and efficacy of the product candidate for the proposed indications; (iv) failure to demonstrate that any clinical and other benefits of the product candidate outweigh their safety risks; (v) a negative interpretation of the data from our nonclinical studies or clinical trials; (vi) insufficient data collected from clinical trials or changes in the approval requirements that render our nonclinical and clinical data insufficient to support the filing of an NDA or to obtain regulatory approval; or (vii) changes in clinical practice in our approved products available for the treatment of the target patient population that could have an impact on the indications that we are pursuing for our product candidates. Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market DA-1241 and DA-1726.

DA-1241 and DA-1726 may not be successful in clinical trials or receive regulatory approval. Further, DA-1241 and DA-1726 may not receive regulatory approval even if they are successful in clinical trials, or these product candidates may be approved for fewer or more limited indications than we request, such approval may be contingent on the performance of costly post-marketing clinical trials or we may not be allowed to include the labeling claims necessary or desirable for the successful commercialization of such product candidate. In addition, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during a product candidate’s clinical development and may vary among jurisdictions. Our development activities could be harmed or delayed by a partial shutdown of the U.S. government, including the FDA. We have not obtained regulatory approval for any product candidate, and it is possible that DA-1241 and DA-1726 will never obtain regulatory approval.

Alternatively, even if we obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as we intend or desire or may require labeling that includes significant use or distribution restrictions or safety warnings. We may also be required to perform additional, unanticipated clinical trials to obtain approval or be subject to additional post marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product, or the FDA may require a REMS for a product, which could impose restrictions on our distribution. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Preliminary, interim and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Therefore, positive interim results in any ongoing clinical trial may not be predictive of similarly positive results in the completed study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Adverse changes between preliminary or interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our shares of common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our Company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material, or otherwise appropriate, information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize any product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our future clinical trial results may not be successful for these or other reasons.

This drug candidate development risk is heightened by any changes in the planned clinical trials compared to the completed clinical trials. As product candidates are developed through preclinical to early to late-stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration, are altered along the way to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late-stage clinical trials, approval and commercialization, such changes carry the risk that they will not achieve these intended objectives.

Any of these changes could make the results of our planned clinical trials or other future clinical trials we may initiate less predictable and could cause our product candidates to perform differently, including causing toxicities, which could delay the completion of our clinical trials, delay the approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenues.

Product candidates may cause undesirable side effects that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, including marketing withdrawal.

Undesirable side effects caused by any of our product candidates that we may develop or acquire could cause us or the FDA or other regulatory authorities to interrupt, delay or halt our clinical trials and could result in more restrictive labels or the delay or denial of marketing approval by the FDA or other regulatory authorities of such product candidates. Results of our clinical trials could reveal high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. In addition, any drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw or limit their approval of such product candidates;
●	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
●	we may be required to recall the product, change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;
●	regulatory authorities may require a REMS plan to mitigate risks, which could include medication guides to be distributed to patients, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
●	we may be subject to regulatory investigations and government enforcement actions;
●	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	we may decide to remove such product candidates from the marketplace after they are approved;
●	the product may be rendered less competitive, and sales may decrease;
●	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and
●	our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidates and could substantially increase the costs of commercializing our product candidates, if approved, and significantly impact our ability to successfully commercialize our product candidates and generate revenues.

Our efforts to discover drug candidates beyond our current drug candidates may not succeed, and any drug candidates we recommend for clinical development may not actually begin clinical trials.

We intend to continue to use our technology, including our licensed technology, knowledge and expertise to develop novel drugs to address some of the world’s most widespread and costly chronic diseases. We intend to expand our existing pipeline of core assets by advancing drug compounds from current ongoing discovery programs into clinical development. However, the process of researching and discovering drug compounds is expensive, time-consuming and unpredictable. Data from our current preclinical programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any additional drug compounds suitable for recommendation for clinical development. Moreover, any drug compounds we recommend for clinical development may not demonstrate, through preclinical studies, indications of safety and potential efficacy that would support advancement into clinical trials. Such findings would potentially impede our ability to maintain or expand our clinical development pipeline. Our ability to identify new drug compounds and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

We may experience delays in ongoing and planned clinical trials. We do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. Clinical trials may be delayed, suspended or terminated for a variety of reasons, such as:

●	delay or failure in reaching an agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;
●	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
●	inability, delay or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in competing clinical trial programs;
●	issues with the manufacture of drug substance for use in clinical trials;
●	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
●	delay or failure in having subjects complete a trial or return for post-treatment follow-up;
●	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
●	delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	delay or failure in obtaining IRB approval to conduct a clinical trial at each site;
●	delays resulting from negative or equivocal findings of the Data Safety Monitoring Board (“DSMB”), if any;
●	ambiguous or negative results;
●	decision by the FDA, a comparable foreign regulatory authority, or recommendation by a DSMB to suspend or terminate clinical trials at any time for safety issues or for any other reason;
●	conflicts affecting clinical trial sites and regions where clinical trials are being completed;
●	lack of adequate funding to continue the product development program; or
●	changes in governmental regulations or requirements.

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

We may develop DA-1241 and DA-1726 and future product candidates in combination with one or more currently approved therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the U.S. could revoke approval of the therapy used in combination with our product candidate or that safety, dosage, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially.

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

Any collaboration arrangement that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our current and potential future drug candidates.

We may seek collaboration arrangements with biopharmaceutical companies for the development or commercialization of our current and potential future drug candidates. To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, execute and implement. We may not be successful in our efforts to establish and implement collaborations, or other alternative arrangements should we choose to enter into such arrangements, and the terms of the arrangements may not be favorable to us. If, and when we collaborate with a third party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to the third party. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

Disagreements between parties to a collaboration arrangement can lead to delays in developing or commercializing the applicable drug candidate and can be difficult to resolve in a mutually beneficial manner. In some cases, collaborations with biopharmaceutical companies and other third parties are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect our business, financial condition and results of operations.

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

Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their R&D efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products before, or more effectively than, we do. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow, and our financial condition and operations will suffer.

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

Obesity

Due to the growing overweight and obesity epidemic and consumer demand, there are many competitors in the field of obesity treatment. Obesity treatments range from behavioral modification to drugs and medical devices, and surgery, generally as a last resort. If DA-1726 were approved for obesity, our primary competition in the obesity treatment market would currently be from approved and marketed products, including semaglutide (WEGOVY®) and tirzepatide (Zepbound®). Further competition could arise from products currently in development, including among others, with GLP1R/GCGR dual agonists, Boehringer Ingelheim, Merck/Hanmi Pharmaceutical, AstraZeneca, Altimmune, Innovent Biologics/Eli Lilly, Carmot and D&D Pharma; with GLP1R/GCGR/GIP triple agonists, Hanmi Pharmaceutical and Eli Lilly; Amgen with its GLP-1R agonist/GIP antagonist antibody; and Novo Nordisk with Amylin and Amylin-GLP-1 combination. To the extent any of our product candidates are approved for obesity, the commercial success of our product will also depend on our ability to demonstrate benefits over the then-prevailing standard of care. Finally, morbidly obese patients sometimes undergo a gastric bypass procedure, with salutary effects on the many co-morbid conditions of obesity.

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

Even if we obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among hospitals, physicians, health care payors, patients, and the medical community. Market acceptance of any of our product candidates for which we receive regulatory approval depends on a number of factors, including:

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

Our ability to commercialize a drug successfully will depend in part on the extent to which coverage and adequate reimbursement will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage will be available for any product candidate that we commercialize and, if coverage is available, whether the level of reimbursement will be adequate. Assuming we obtain coverage for our product candidates, if approved, by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use a product candidate, if approved, unless coverage is provided, and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement are critical to new product acceptance. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

We may engage in strategic transactions that could impact on our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, drug candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our business, financial condition and results of operations. For example, these transactions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, drug candidates, technologies or businesses;
●	incurrence of substantial debt or dilutive issuances of equity securities to pay for any of these transactions;
●	higher-than-expected transaction and integration costs;
●	write-downs of assets or goodwill or impairment charges;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired businesses or product lines with our operations and personnel; and
●	inability to retain key employees of any acquired business.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we complete may be subject to the foregoing risk or other risks and could have a material adverse effect on our business, financial condition and results of operations.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any product that we may develop. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with any of our products or future product candidates during product testing, manufacturing, marketing or sale. For example, we may be sued on allegations that a product candidate caused injury or that the product is otherwise unsuitable. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against claims that our product caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidate that we are developing;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	increased FDA warnings on product labels;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	distraction of management’s attention from our primary business;
●	loss of revenue;
●	the inability to commercialize any product candidate that we may develop;
●	the removal of a product from the market; and
●	increased insurance costs.

If we or our third-party manufacturers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have an adverse effect on the success of our business.

Our R&D activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by us and our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the U.S. and abroad governing laboratory procedures and the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. Compliance with applicable environmental, health and safety laws and regulations are expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

Our dependence on collaborative partners subjects us to a number of risks, including, but not limited to, the following:

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

We do not have sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. In the future, we may choose to build a focused sales and marketing infrastructure to sell some of our product candidates if and when they are approved.

There are risks involved both with establishing our own sales and marketing capabilities and with entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of these product revenues may be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Any product candidate for which we obtain marketing approval could be subject to marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.

Any pharmaceutical product candidate for which we obtain marketing approval will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements, quality assurance and corresponding maintenance of records and documents and requirements regarding the distribution of samples to physicians and recordkeeping. Even if the marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing and/or promotion.

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

Current and future legislation may increase the difficulty and cost of obtaining marketing approval and commercialization of our product candidates and affect the prices we may obtain.

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

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

In general, under Section 382 of Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize carryforwards to offset future taxable income. Our existing net operating loss (“NOL”) carryforwards were subject to limitation arising from an ownership change related to the Dong-A Financing and the underwritten public offering we closed on in November 2022. Future changes in our stock ownership, some of which are outside of our control, could result in further ownership changes under Section 382 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOL carryforwards, or other unforeseen reasons, our existing and any future NOL carryforwards could expire or otherwise be unavailable to offset future income tax liabilities.

Tax matters, including the changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes could impact the results of our operations and financial condition.

We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. In 2017, comprehensive changes to the Code were signed into law, informally titled the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes that could materially impact the taxation of corporations, like us, including among other things, changes to the corporate income tax rate, limitation of the tax deduction for interest expense to business interest income plus 30% of adjusted taxable income (except for certain small businesses), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and changes to the deductibility of research and experimental expenditures that will be effective in the future). The Tax Act also included a limitation of the deduction for net operating losses (“NOLs”) generated in tax years beginning after 2017 to 80% of current year taxable income and the general elimination of carrybacks of NOLs generated in taxable years ending after 2017. However, the Coronavirus Aid, Relief, and Economic Security Act signed into law in 2020, provided that NOLs generated in a taxable year beginning in 2018, 2019 or 2020, may now be carried back five years. In addition, the 80% taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act and any future tax reform is uncertain and our business and financial condition could be adversely affected. The impact of the Tax Act and any future tax reform on holders of our common stock is likewise uncertain and could be adverse.

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

Inadequate funding of the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which the combined organization’s operations may rely, including those that fund R&D activities is subject to the political process, which is inherently fluid and unpredictable.

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

We may face competition for our product candidates, if approved, from cheaper alternatives sourced from foreign countries that have placed price controls on pharmaceutical products. For example, in October 2020, the FDA published a final rule that would allow for the importation of certain prescription drugs from Canada, where there are government price controls. In January 2024, the FDA approved Florida’s request to import certain lower-priced medications from Canada. While the full implications of the final rule are currently unknown, legislation or regulations allowing the reimportation of drugs could decrease the price we receive for any products we may develop and adversely affect our future revenues and potential profitability.

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

We have relied upon and plan to continue to rely upon CROs and clinical data management organizations to monitor and manage data for our ongoing preclinical and clinical programs. Although we control only certain aspects of their activities, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to conduct our preclinical studies in accordance with Good Laboratory Practice (“GLP”) requirements and the Laboratory Animal Welfare Act of 1966 requirements. We, our CROs and our clinical trial sites are required to comply with regulations and current GCP, and comparable foreign requirements to ensure that the health, safety and rights of patients are protected in clinical trials, and that data integrity is assured. Regulatory authorities ensure compliance with GCP requirements through periodic inspections of trial sponsors and trial sites. If we, any of our CROs or our clinical trial sites fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials, or a specific site may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications.

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

We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently work exclusively with Dong-A as the sole manufacturer for the production of DA-1241 and DA-1726. To meet our projected needs for clinical supplies to support our activities for DA-1241 and DA-1726 through regulatory approval and commercial manufacturing, Dong-A will need to provide sufficient scale of production for these projected needs. If any issues arise in the manufacturing and we are unable to arrange for alternative third-party manufacturing sources, we are unable to find an alternative third party capable of reproducing the existing manufacturing method or we are unable to do so on commercially reasonable terms or in a timely manner, we may not be able to complete the development of our product candidates, or market or distribute them.

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

We may engage in future acquisitions, mergers or in-licenses and out-licenses of technology that could disrupt our business, cause dilution to the organization’s stockholders and harm our financial condition and operating results.

We may, in the future, make acquisitions or licenses of, or investments in, companies, products or technologies that we believe are a strategic or commercial fit with our current product candidates and business or otherwise offer opportunities for us. In connection with these acquisitions, mergers or investments, the organization may:

●	issue stock that would dilute our stockholders’ percentage of ownership;
●	expend cash;
●	incur debt and assume liabilities; and
●	incur amortization expenses related to intangible assets or incur large and immediate write-offs.

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

●	problems integrating the purchased or licensed business, products or technologies;
●	increases to our expenses;
●	the failure to have discovered undisclosed liabilities of the acquired or licensed asset or company;
●	diversion of management’s attention from their day-to-day responsibilities;
●	harm to our operating results or financial condition;
●	entrance into markets in which we have limited or no prior experience; and
●	potential loss of key employees, particularly those of the acquired entity.

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

Collaborations involving our product candidates, or any future product candidate pose the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development and commercialization or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive;
●	a collaborator with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of any such product candidate;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidate or that result in costly litigation or arbitration that diverts management’s attention and resources;
●	we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
●	collaborators may learn about our discoveries and use this knowledge to compete with us in the future;
●	the results of collaborators’ preclinical or clinical studies could harm or impair other development programs;
●	there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others;
●	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers;
●	collaboration agreements may not lead to the development or commercialization of our product candidate in the most efficient manner or at all. If our present or future collaborator were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated; and
●	collaborators may be unable to obtain the necessary marketing approvals.

If future collaboration partners fail to develop or effectively commercialize our product candidates or any future product candidate for any of these reasons, such candidate may not be approved for sale and our sales of such product candidate, if approved, may be limited, which would have an adverse effect on our operating results and financial condition.

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee or third-party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity, such as employee training, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending such action or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Risks related to intellectual property

If we are unable to obtain and maintain sufficient intellectual property rights, our competitive position could be harmed.

We depend on our ability to protect our proprietary technology. We rely on trade secrets, patents, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary technology and products. Where we have the right to do so under our license agreements, we seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel technologies and products that are important to our business.

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

With respect to patent rights, we do not know whether any of our pending patent applications for any of our product candidates will result in the issuance of patents that protect our technology or products, or which will effectively prevent others from commercializing competitive technologies and products. Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent is issued from such applications. Further, the examination process may require us or our licensors to narrow the claims, which may limit the scope of patent protection that may be obtained. Although our license agreement with Dong-A includes a number of issued patents that are exclusively licensed to us, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we own or have licensed from third parties may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents, or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection for our technology and products. Protecting against the unauthorized use of our patented technology, trademarks and other intellectual property rights is expensive, difficult and may, in some cases, not be possible. In some cases, it may be difficult or impossible to detect third party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

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

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful.

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

Competitors may infringe or otherwise violate our intellectual property, including patents that may be issued to or be licensed by us. As a result, we may be required to file claims in an effort to stop third-party infringement or unauthorized use. Any such claims could provoke these parties to assert counterclaims against us, including claims alleging that we infringe their patents or other intellectual property rights. This can be prohibitively expensive, particularly for a company of our size, and time-consuming, and even if we are successful, any award of monetary damages or other remedy we may receive may not be commercially valuable. In addition, in an infringement proceeding, a court may decide that our asserted intellectual property is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our intellectual property does not cover our technology. An adverse determination in any litigation or defense proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Moreover, intellectual property law relating to the fields in which we operate is still evolving and, consequently, patent and other intellectual property positions in our industry are subject to change and are often uncertain. We may not prevail in any of these suits or other efforts to protect our technology, and the damages or other remedies awarded, if any, may not be commercially valuable. During the course of this type of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, the market price for the combined organization’s common stock could be significantly harmed.

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

As a result of any such infringement claims, or to avoid potential claims, we may choose or be compelled to seek intellectual property licenses from third parties. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us likely would be nonexclusive, which would mean that our competitors also could obtain licenses to the same intellectual property. Ultimately, we could be prevented from commercializing a product candidate or technology or be forced to cease some aspects of our business operations if, as a result of actual or threatened infringement claims, we are unable to enter into licenses of the relevant intellectual property on acceptable terms. Further, if we attempt to modify a product candidate or technology or to develop alternative methods or products in response to infringement claims or to avoid potential claims, we could incur substantial costs, encounter delays in product introductions or interruptions in sales. Ultimately, such efforts could be unsuccessful.

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

We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon, misappropriating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

In addition to seeking patents for some of our technologies and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality, non-competition, non-solicitation, and invention assignment agreements with our employees and consultants that obligate them to assign to us any inventions developed in the course of their work for us. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to seek patent protection on technology relating to our product candidates or obtain adequate remedies for such breaches. As a result, we may be forced to bring claims against third parties, or defend claims that they bring against us, to determine ownership of what we regard as our intellectual property. Monitoring unauthorized disclosures is difficult and we do not know whether the procedures that we have followed to prevent such disclosure are or will be adequate. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. may be less willing or unwilling to protect trade secrets.

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

Our ability to obtain and maintain our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

We are a clinical-stage biopharmaceutical company with a small number of employees, and our management systems currently in place are not likely to be adequate to support our future growth plans. Our ability to grow and to manage our growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve our operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. Hiring a significant number of additional employees, particularly those at the management level, would increase our expenses significantly. Moreover, if we fail to expand and enhance our operational, financial and management systems in conjunction with our potential future growth, it could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2024, we had nine full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we may need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on our employees, including:

●	managing our clinical trials effectively;
●	identifying, recruiting, maintaining, motivating and integrating additional employees;
●	managing our internal development efforts effectively while complying with our contractual obligations to licensors, contractors and other third parties; and
●	improving our managerial, development, operational and finance systems.

As our operations expand, we will need to manage additional relationships with various CROs, strategic partners, and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative, R&D, and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing MetaVia.

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

Because we intend to market our product candidates, if approved, outside of the U.S., our business is subject to risks associated with doing business outside of the U.S. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

●	failure to develop an international sales, marketing and distribution system for our products;
●	changes in a specific country’s or region’s political and cultural climate or economic condition;
●	unexpected changes in foreign laws and regulatory requirements;
●	difficulty of effective enforcement of contractual provisions in local jurisdictions;
●	inadequate intellectual property protection in foreign countries;
●	inadequate data protection against unfair commercial use;
●	trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;
●	the effects of applicable foreign tax structures and potentially adverse tax consequences; and
●	significant adverse changes in foreign currency exchange rates.

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

The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section, these factors include:

●	adverse results or delays in preclinical studies, clinical trials, regulatory decisions or the development status of our product candidates or any product candidates we may pursue in the future;
●	our ability to raise sufficient additional funds on satisfactory terms, or at all, necessary for the continued development of our product candidates whether through potential collaborative, partnering or other strategic arrangements or otherwise;
●	the terms and timing of any future collaborative, licensing or other strategic arrangements that we may establish;
●	our inability to comply with the minimum listing requirements of Nasdaq;
●	the timing of achievement of, or failure to achieve, our, or any potential collaborator’s clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;
●	decisions to initiate a clinical trial, not initiate a clinical trial, or terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval for our product candidates or regulatory actions requiring or leading to a delay or stoppage of any clinical trials;
●	the commercial success of any product approved by the FDA or its foreign counterparts;
●	changes in applicable laws, rules or regulations;
●	adverse developments concerning our manufacturers, suppliers, collaborators and other third parties;
●	occurrence of health epidemics or contagious diseases, and potential effects on our business, clinical trial sites, supply chain and manufacturing facilities;
●	our failure to commercialize our product candidates;
●	the success of competitive drugs;
●	if our patents covering our product candidates expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not result in issued patents or result in patents with narrow, overbroad, or unenforceable claims;

●	additions or departures of key scientific or management personnel;
●	unanticipated safety concerns related to the use of any product candidates;
●	our announcements or our competitor’s announcements regarding new products, enhancements, significant contracts, acquisitions or strategic partnerships and investments;
●	the size and growth of our target markets;
●	our, or companies perceived to be similar to us, failure to meet external expectations, or management guidance;
●	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	publication of research reports about us or our industry, recommendations, earning results or estimates or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	changes in general economic, industry, political and market conditions due to military conflicts or war, inflation, increases in interest rates, health epidemics, the imposition of tariffs by the U.S. or other countries or trade wars;
●	changes in our capital structure or dividend policy, future issuances of securities, sales of common stock by officers, directors and significant stockholders or our incurrence of debt;
●	trading volume of our common stock;
●	changes in accounting practices and ineffectiveness of our internal controls;
●	disputes, litigation or developments relating to proprietary rights;
●	timing of milestones and royalty payments; and
●	other events or factors, many of which are beyond our control.

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

Our largest stockholder may use its significant interest to take actions not supported by our other stockholders.

As of December 31, 2024, our largest stockholder, Dong-A beneficially owned approximately 62% of our voting rights. As a result, Dong-A is able to exert a significant influence on the outcome of corporate actions requiring stockholder approval, including mergers, share capital increases and other extraordinary items.

In addition, pursuant to the Investor Rights Agreement between us and Dong-A, Dong-A has the right to appoint a number of our directors commensurate with its percentage holding of our common stock, which may result in Dong-A controlling both the determinations of the board of directors (“Board”) and the vote of all matters submitted to a vote of our stockholders, which enables them to control all corporate decisions. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Dong-A may not always coincide with our interests or the interests of our other stockholders. For as long as Dong-A owns shares of our common stock and the Investor Rights Agreement is effective, Dong-A will have significant influence on our management, business plans and policies, including the appointment and removal of members of our Board, decisions on whether to raise future capital and amending our certificate of incorporation and bylaws, which govern the rights attached to our common stock. In particular, with a significant ownership percentage of our stock, Dong-A will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of MetaVia and ultimately might affect the market price of our common stock. In addition, this concentration of ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

Dong-A and its affiliates engage in a broad spectrum of activities, including investments in the healthcare industry generally. In the ordinary course of its business activities, Dong-A and its affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Nothing in our certificate of incorporation provides that neither Dong-A or any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both her or his director and officer capacities) or its affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Dong-A also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Dong-A may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance its investment, even though such transactions might involve risks to our stockholders.

We are a controlled company within the meaning of Nasdaq listing requirements and as a result, may rely on exemptions from certain corporate governance requirements. To the extent we rely on such exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Because of the voting power over our Company held by Dong-A and the Investor Rights Agreement between such parties, we are considered a controlled company for the purposes of Nasdaq listing requirements. As such, we are exempt from the corporate governance requirements that our Board, compensation committee, and nominating and corporate governance committee meet the standard of independence established by those corporate governance requirements. The independence standards are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors.

We do not currently utilize the exemptions afforded to a controlled company, though we are entitled to do so. To the extent we utilize these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Provisions in our corporate charter documents and under Delaware law may make an acquisition of MetaVia, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and the bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by stockholders to replace or remove their current management by making it more difficult for stockholders to replace members of our Board. Among other things, these provisions:

●	establish a classified Board such that not all members of the Board are elected at one time;
●	allow the authorized number of our directors to be changed only by resolution of our Board;
●	limit the manner in which our stockholders can remove directors from the Board;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our Board;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	prohibit our stockholders from calling special meetings;
●	authorize our Board to issue preferred stock without stockholder approval, which preferred stock may include rights superior to the rights of the holders of common stock, and which could be used to institute a shareholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board; and
●	require the approval of the holders of at least two-thirds of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

We may fail to comply with the continued listing requirements of Nasdaq, such that our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

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

The delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

We are a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to such companies could make our common stock less attractive to investors.

We are a “smaller reporting company”, as defined in the Exchange Act. For as long as we continue to be an smaller reporting company, we may take advantage of exemptions from various reporting requirements, including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), only being required to provide two years of audited financial statements in our annual reports and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

We concluded that there was a material weakness relating to our internal control over financial reporting relating to a lack of management review over clinical trial accruals. For more information about these material weaknesses, see Part II, Item 9A. Controls and Procedures of this report. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

General risk factors

Our business and operations may suffer in the event of system failures or other unplanned events.

Despite the implementation of security measures, our internal computer systems and those of our current and future contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to-date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, and the further development and commercialization of our product candidates could be delayed.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy. Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. Any such event could compromise our networks, and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research, development and commercialization activities, process and prepare company financial information, manage various G&A aspects of our business and damage our reputation, in addition to possibly requiring substantial expenditures of resources to remedy, any of which could adversely affect our business. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, and our research, development and commercialization efforts could be delayed.

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

For as long as we continue to be an smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies, including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, only being required to provide two years of audited financial statements in our annual reports and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If we no longer qualify as a “smaller reporting company,” we will need to comply with additional reporting requirements that are applicable to other public companies that may be costly and require management to devote substantial time to compliance with such requirements, such as providing an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

During the course of our review and testing, we may identify deficiencies or material weaknesses and be unable to remediate them before we must provide the required reports. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall.

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

We do not anticipate declaring or paying, in the foreseeable future, any cash dividends and, consequently, the ability of our stockholders to achieve a return on their investment will depend on appreciation in the price of our common stock.

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

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Risk management

We recognize the importance of assessing, identifying, and managing risks associated with cybersecurity threats. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees, violation of privacy or security laws and other litigation and legal risk; and reputational risks. We are committed to maintaining robust governance and oversight of these risks and to implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. While we have not, as of the date of this Annual Report, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future.

We aim to incorporate industry best practices throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. Our cybersecurity program is designed to be aligned with applicable industry standards. We work with a third-party provider to monitor threats and potential cybersecurity breaches.

We have processes in place to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things: ongoing security awareness training for employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools. We monitor issues that are internally discovered or reported by our third-party monitoring service that may affect our information services and have processes to assess those issues for potential cybersecurity impact or risk. We impose security requirements upon our suppliers and CROs, including maintaining an effective security management program; abiding by information handling and asset management requirements; and notifying us in the event of any known or suspected cyber incident.

Governance

Our Board has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. That program is utilized in making decisions with respect to Company priorities, resource allocations, and oversight structures. The Board is assisted by the audit committee, which reviews our cybersecurity program with management and reports to the Board.

The audit committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The audit committee is composed of board members with diverse expertise including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

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

In addition to our scheduled meetings, the audit committee and Chief Executive Officer maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the board’s oversight is proactive and responsive. The audit committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of MetaVia.

Our Chief Financial Officer is informed by our third-party monitoring service of any cybersecurity incidents, who will then escalate the incident to our Chief Executive Officer, if necessary. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

Item 2.	Properties

We currently lease 2,441 square feet of office space in Cambridge, Massachusetts, as our corporate headquarters. The initial lease term is for three years with an option to renew for an additional two-year term. The lease commenced in September 2023 and expires in August 2026.

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

Market information

Our common stock is listed on Nasdaq under the symbol “MTVA.”

Stockholders

On March 17, 2025, we had 8,654,869 shares of common stock outstanding and 52 holders of record of our common stock. The transfer agent and registrar for our common stock is Equiniti Trust Company, LLC.

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

Recent sales of unregistered securities; use of proceeds from registered offerings

During the year ended December 31, 2024, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information set forth under our consolidated financial statements and the notes to those financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including, but not limited to, the risks and uncertainties described under “Risk Factors” elsewhere in this Annual Report.

Certain amounts in the following discussion and analysis may not add due to rounding, and all percentages have been calculated using unrounded amounts.

Overview

We are a clinical-stage biotechnology company focused primarily on developing novel pharmaceuticals to treat cardiometabolic diseases. MetaVia has two programs focused primarily on the treatment of MASH and obesity.

●	DA-1241 is a novel GPR119 agonist with development optionality as a standalone and/or combination therapy for both MASH and T2DM. Agonism of GPR119 in the gut promotes the release of key gut peptides, GLP-1, GIP and PYY. These peptides play a further role in glucose metabolism, lipid metabolism and weight loss. DA-1241 has demonstrated beneficial effects on glucose, lipid profile and liver inflammation, as demonstrated during in-vivo preclinical studies.
●	DA-1726 is a novel oxyntomodulin analogue functioning as a GLP1R and GCGR dual agonist for the treatment of obesity that is designed to be administered once weekly subcutaneously. With the activation of the dual agonist, weight loss may be achieved by GLP1R reducing appetite while GCGR increases energy expenditure.

While we primarily focus our financial resources and management’s attention on the development of DA-1241 and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases, which we are not planning to advance development on and have, or continue to consider for, out-licensing and divestiture opportunities. In July 2024, we entered into an exclusive out-license agreement with MThera to provide MThera with the rights to NB-01 for the treatment of painful diabetic neuropathy.

Our operations have consisted principally of performing R&D activities, which include preclinical developments and clinical trials, and raising capital. Our activities are subject to significant risks and uncertainties, such as failing to secure additional funding before sustainable revenues and profit from operations are achieved. For more information on our business and product candidates, see Part I, Item 1. Business of this Annual Report.

Recent developments

●	December 2024: Announced positive top-line 16-week results from the two-part Phase 2a clinical trial in patients with presumed MASH.
●	November 2024: Announced a strategic realignment, ahead of important clinical milestones, with a corporate name change to MetaVia Inc.
●	November 2024: Announced completion of last patient last visit for Phase 2a clinical trial evaluating DA-1241 for the treatment of MASH.
●	September 2024: Announced positive top-line data from the SAD Part 1 of our Phase 1 clinical trial evaluating DA-1726 for the treatment of obesity.

Key operating information

Research and development expenses

R&D expenses consist primarily of costs incurred in connection with the development of our product candidates. These expenses include:

●	employee-related expenses, including salaries, related benefits and stock-based compensation, for employees engaged in research and development functions;
●	expenses incurred in connection with the clinical development of our product candidates, including under agreements with third parties, such as consultants and CROs;
●	the cost of manufacturing and storing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants and Clinical Manufacturing Organizations (“CMOs”);
●	facilities, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance;
●	costs related to compliance with regulatory requirements; and

●	payments made under third-party licensing agreements.

We recognize external development costs based on an evaluation of the progress toward completion of specific tasks using information provided to us by our service providers. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service provided and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense when the goods have been delivered or the services have been performed, or when it is no longer expected that the goods will be delivered, or the services rendered.

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

Acquired in-process research and development expenses

We include costs to acquire or in-license product candidates in-process research and development (“IPR&D”). When we acquire the right to develop and commercialize a new product candidate, any up-front payments, or any future milestone payments that relate to the acquisition or licensing of such a right are immediately expensed as acquired in-process research and development in the period in which they are incurred. These costs are immediately expensed provided that the payments do not also represent processes or activities that would constitute a “business,” or provided that the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Royalties owed on future sales of any licensed product will be expensed in the period the related revenues are recognized.

General and administrative expenses

G&A expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. G&A expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services.

We anticipate that our G&A expenses will increase in the future as a result of accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as we pursue the development of our product pipeline, as well as investor and public relations expenses associated with being a public company.

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

We have U.S. federal NOL carryforwards and U.S. federal R&D credit carryforwards, and these carryforwards will not expire. We also have state NOL carryforwards and state R&D credit carryforwards. Our state NOL and R&D credit carryforwards will begin to expire in 2042, if not utilized.

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

Accumulated deficit

We have an accumulated deficit, and we expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	pursue clinical development for our current product candidates;
●	initiate preclinical studies and clinical trials with respect to our current product candidates and indications and any future product candidates or indications that we may pursue;
●	acquire or in-license other product candidates and/or technologies;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific and commercial personnel;
●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure and/or enter into partnership arrangements to commercialize any products for which we may obtain regulatory approval; or
●	add administrative, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and to support being a public reporting company.

Results of Operations

2024 compared to 2023

The following table summarizes our results of operations for 2024 and 2023 (in thousands, other than share and per share amounts):

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$21,553	$9,158
General and administrative	7,256	6,728
Total operating expenses	28,809	15,886
Loss from operations	(28,809)	(15,886)
Other income:
Change in fair value of warrant liabilities	297	2,955
Interest income	920	461
Total other income	1,217	3,416
Loss before income taxes	(27,592)	(12,470)
Provision for income taxes	—	—
Net loss	$(27,592)	$(12,470)
Loss per share of common stock, basic and diluted	$(3.56)	$(2.46)
Weighted average shares of common stock, basic and diluted	7,757,128	5,071,101

Operating expenses and loss from operations

Our total operating expenses and loss from operations for 2024 were $28.8 million, an increase of $12.9 million, or 81.3%, compared to 2023. This increase was attributable to higher R&D and G&A expenses.

Our R&D expenses were $21.6 million for 2024, an increase of $12.4 million, or 135.3%, compared to 2023. This increase was primarily related to increased R&D activities related to Phase 2a clinical trial for DA-1241 and Phase 1 trial for DA-1726 for 2024 as compared to 2023 when R&D activities began to ramp up following the acquisition of DA-1241 and DA-1726 in the fourth quarter of 2022. Specifically, the increase in R&D expenses was primarily attributable to (i) $9.3 million in higher clinical trial expenditures, (ii) $2.5 million in higher expenditures for investigational drug manufacturing, non-clinical and preclinical costs related to expenses incurred under the Shared Services Agreement with Dong-A, and (iii) $1.2 million in higher employee compensation and benefits. These increases were partially offset by (i) $0.2 million in lower consulting expenditures and (ii) $0.4 million in lower other R&D costs.

Our G&A expenses were $7.3 million for 2024, an increase of $0.5 million, or 7.8%, compared to 2023. This increase was primarily attributable to $1.0 million in higher employee compensation and benefits, partially offset by (i) $0.4 million in lower consulting expenditures, and (ii) $0.1 million in lower legal and professional fees.

Other income

Our other income for 2024 was $1.2 million, a decrease of $2.2 million, or 64.4%, compared to 2023. This decrease was attributable to $2.7 million in lower gain related to the change in fair value of warrant liabilities due to warrant exercises in 2023 and the impact of our common stock’s declining stock price during the last few years, partially offset by $0.5 million in higher interest income due primarily to higher average invested amount in 2024.

Provision for income taxes

Our effective tax rate for 2024 and 2023 was zero percent as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For 2024, we had a net loss of $27.6 million, or $3.56 per share of basic and diluted common stock, compared to a net loss of $12.5 million, or $2.46 per share of basic and diluted common stock for 2023.

Going concern

As reflected in the consolidated financial statements, we had $16.0 million in cash as of December 31, 2024. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $135.9 million as of December 31, 2024. We have incurred a net loss of $27.6 million and net cash used in operating activities of $24.7 million for the year ended December 31, 2024. Due in large part to the ongoing Phase 2a clinical trial for DA-1241 and Phase 1 clinical trial for DA-1726, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.

We believe that our existing cash will be sufficient to fund our operations into the third quarter of 2025. We plan to continue to fund our operations from equity offerings, debt financing, or other sources, potentially including collaborations, out-licensing and other similar arrangements. However, there can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all, or that the Series A Warrants will be exercised. To the extent that we can raise additional funds by issuing equity securities or in the event our existing warrants are exercised, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, we may slow down or stop our ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on us.

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

Liquidity and capital resources

Our primary use of cash is to fund our R&D activities. We have funded our operations primarily through public offerings of our common stock and private placements of equity and convertible securities. As of December 31, 2024, we had cash totaling $16.0 million. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $0.25 million per bank. Our cash balance includes liquid insured deposits, which are obligations of the banks in which the deposits are held and qualify for FDIC insurance protection per depositor in each recognized legal category of account ownership in accordance with the rules of the FDIC. To date, we have not experienced any losses related to these funds.

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

In June 2024, we closed on a private placement offering (the “Private Placement,” and together with the Registered Direct Offering, the “Offering”) with an institutional investor and Dong-A, and received aggregate gross proceeds of $17.0 million, of which $10.0 million was received from Dong-A. The Private Placement was comprised of (i) 2,544,530 shares of common stock, (ii) pre-funded warrants to purchase up to 1,781,171 shares of common stock (the “Pre-Funded Warrants”), (iii) Series A warrants to purchase 5,089,060 shares of common stock (the “Series A Warrants”), and (iv) Series B warrants to purchase up to 7,633,591 shares of common stock (the “Series B Warrants”). For additional information, see “Note 7. Stockholders’ equity” to the consolidated financial statements included elsewhere in this Report.

Cash Flows

The principal use of cash in operating activities is to fund our current expenditures in support of our R&D activities and clinical development activities. Financing activities currently represent the principal source of our cash flow.

The following table reflects the major categories of cash flows for each of the periods presented (in thousands).

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(24,710)	$(10,799)
Net cash used in investing activities	(8)	(50)
Net cash provided by (used in) financing activities	18,300	(80)
Net decrease in cash	$(6,418)	$(10,929)

Net cash used in operating activities was $24.7 million for 2024 and consisted of net loss of $27.6 million, partially offset by net cash provided by change in operating assets and liabilities of $2.6 million and non-cash charges totaling $0.3 million, which was primarily related to stock-based compensation and change in fair value of warrant liabilities. Net cash used in operating activities was $10.8 million for 2023 and consisted of net loss of $12.5 million and non-cash credits totaling $2.8 million, which was primarily related to change in fair value of warrant liabilities, partially offset by net cash provided by changes in operating assets and liabilities of $4.4 million.

Net cash used in investing activities, related to the purchases of property equipment, was less than $0.1 million for 2024 and 2023.

Net cash provided by financing activities was $18.3 million for 2024 compared to net cash used in financing activities of less than $0.1 million for 2023. Net cash provided by financing activities for 2024 primarily consisted of gross proceeds from the Offering of $20.0 million, net of payment of issuance cost of $1.7 million. Net cash used in financing activities of less than $0.1 million for 2023 was attributable to payment of financing costs related to a prior financing transaction in 2022.

For additional details, see the consolidated statements of cash flows in the consolidated financial statements included elsewhere in this Annual Report.

Contractual obligations, purchase commitments and employment agreements

Contractual obligations

We entered into a non-cancelable operating lease for our corporate headquarters in Cambridge, Massachusetts. For additional information, see "Note 6. Commitments and contingencies" to the consolidated financial statements included in this Annual Report.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our products or product candidates, use of such products or product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is sometimes unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2024 and 2023.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in our consolidated financial statements relate to clinical trial costs and accruals, classification of warrants as derivative liability or equity, and the fair value of stock-based compensation and warrants. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Our critical accounting estimates and judgements relate to the following items: (i) cash forecast for conclusion about MetaVia’s ability to continue as a going concern, (ii) conclusion on the classification of warrants based on the underlying warrant and transaction agreements, and (iii) clinical trial costs and accruals. Our cash forecast for the 12-month period from the filing date of this Annual Report utilizes current cash balance less estimated payments for future clinical trials and G&A costs plus forecasted cash inflows. Our estimates and judgements used in clinical trial costs and accruals are described below.

Accrual for research and development costs related to clinical trial activities

As part of the process of preparing our consolidated financial statements, we are required to record an accrual for R&D costs related to clinical trial activities. This process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on our behalf and estimating the level of service provided and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Certain of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some service providers require advance payments. We make estimates of our accrued and prepaid expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued R&D expenses include fees paid to:

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

Recent accounting pronouncements

Information regarding (i) adoption of new accounting standards during 2024 and (ii) accounting standards issued but not yet adopted is included in “Note 1. Business, basis of presentation, new accounting standards and summary of significant accounting policies” to the consolidated financial statements included in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of business. Some potential market risks are discussed below:

Market risk

Strategic and operational risks arise if we fail to carry out business operations and/or raise sufficient equity and/or debt financing. These strategic opportunities or risks arise from a range of factors that might include changing economic and political circumstances and regulatory approvals and competitor actions. The risk is mitigated by consideration of other potential development opportunities and challenges which management may undertake.

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report, as a result of the material weaknesses in our internal control over financial reporting, which is discussed further below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report. The scope of management’s assessment regarding the Company’s internal control over financial reporting includes the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024.

In connection with the preparation of the audited financial statements included elsewhere in this Annual Report, management has identified the following material weaknesses as of December 31, 2024: (i) logical access over the accounting software and (ii) lack of review over reconciliation of accrued clinical trial liabilities. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See “Remediation efforts to address the material weaknesses” below for steps we are taking to correct these material weaknesses.

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

Remediation efforts to address the material weaknesses

We are in the process of remediating, but have not yet remediated, the material weaknesses, as described above, related to logical access over the accounting software and lack of review over reconciliation of accrued clinical trial liabilities. Under the oversight of the audit committee, management has developed a detailed plan and timetable for the implementation of appropriate remedial measures to address the material weaknesses. As of the date of this report, the following actions have been taken:

●	we have implemented enhanced controls relating to logical access over the accounting software, which includes (i) validation of certain financial reports for accuracy and completeness and (ii) supervision and review over financial reporting; and
●	we have implemented enhanced controls relating to lack of review over reconciliation of accrued clinical trial liabilities, which include enhanced documentation of the reviews.

Management is working to fully remediate these material weaknesses in 2025.

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

Changes in internal control over financial reporting

Other than the remediation activities for previously identified material weaknesses in internal control over financial reporting discussed below, there have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation activities for previously identified material weaknesses

In connection with the preparation of the financial statements included in our Annual Report for the year ended December 31, 2023, management identified the following material weaknesses: (i) lack of segregation of duties over cash disbursements and financial reporting, (ii) logical access over computer applications, and (iii) lack of supervision and review over financial reporting. Specifically, there was a lack of segregation of duties involved in the execution of wire transfers, preparing journal entries and review over clinical trial accruals, and certain individuals in the accounting department have administrative access to certain financial reporting systems.

Under the oversight of the audit committee, management has developed a detailed plan and timetable for the implementation of appropriate remedial measures to address the previously identified material weaknesses. As of the date of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, management concluded that certain previously identified material weaknesses related to (i) lack of segregation of duties over cash disbursements and (ii) logical access over certain of the computer applications, including removing certain individuals in the accounting department with administrative access, have been remediated. The remaining previously identified weaknesses as of September 30, 2024 were: (i) lack of segregation of duties over financial reporting, (ii) logical access over the accounting software, and (iii) lack of supervision and review over financial reporting. We have taken the following actions to address the remaining previously identified material weaknesses:

●	we have added additional personnel to the accounting department to allow for the effective segregation of duties over financial reporting, including preparing journal entries and review over clinical trial accruals;
●	we have implemented effective controls relating to lack of supervision over financial reporting;
●	we have implemented enhanced controls relating to logical access over the accounting software, which includes (i) validation of certain financial reports for accuracy and completeness and (ii) supervision and review over financial reporting; and
●	we have implemented effective controls related to lack of review over financial reporting, except for the reconciliation of accrued clinical trial liabilities.

As of the date of this Annual Report, management has concluded that the actions described above were satisfactorily implemented and have been in place for a sufficient period of time to demonstrate that previously identified material weaknesses related to (i) lack of segregation of duties over financial reporting, (ii) lack of supervision over financial reporting, and (iii) lack of review over financial reporting, except for the reconciliation of accrued clinical trial liabilities, have been remediated. We are in the process of remediating, but have not yet remediated, the material weaknesses related to (i) logical access over the accounting software and (ii) lack of review over reconciliation of accrued clinical trial liabilities.

Item 9B.Other Information

Trading Plans

During the three months ended December 31, 2024, none of our directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

None.

Part III

Item 10.Directors, Executive Officers and Corporate Governance

Directors and executive officers

The Board is divided into three classes. Members of each class serve staggered three-year term. The terms of directors in Class I, Class II and Class III expire at the annual meetings of stockholders to be held in 2026, 2027 and 2025, respectively.

The following table provides information as to each person who is, as of the filing hereof, a director and/or executive officer of MetaVia.

Name	Position(s)	Age
Mark A. Glickman	Class III Director	59
Jason L. Groves	Class II Director	54
Hyung Heon Kim	Chief Executive Officer, President and Class II Director	49
Andrew I. Koven	Class II Director and Chair of the Board	67
Michael Salsbury	Class III Director	75
D. Gordon Strickland	Class I Director	78
James P. Tursi	Class I Director	60

Marshall H. Woodworth	Chief Financial Officer	67

Business experience and background of directors and executive officers

Mr. Mark A. Glickman has served as a member of the Board since May 2023. Mr. Glickman has also served as a member of the board of Otsuka Precision Health since March 2024. Since December 2023, Mr. Glickman has served as President and Chief Executive Officer of BioFlorida Inc., an association representing life sciences and research organizations based in Florida. Previously, Mr. Glickman served as the Co-Chief Executive Officer for TherapeuticsMD, Inc. (“TXMD”) (Nasdaq: TXMD), a women’s healthcare product company, from September 2022 through the sale of the assets of TXMD, Inc. to Mayne Therapeutics (now Mayne Pharma Group Ltd) in January 2023. Mr. Glickman also served as Chief Business Officer, Commercial of TXMD, since June 2021 through the sale of assets of TXMD. Previously, Mr. Glickman served as the Chief Commercial Officer for Esperion Therapeutics, Inc. (Nasdaq: ESPR) from 2018 until December 2020, where he developed and led the commercial division in the launch of the company’s first cardiovascular prescription therapy. From June 2015 to March 2018, Mr. Glickman served as the Chief Commercial Officer for Aralez Pharmaceuticals, Inc. (“Aralez”), a public specialty pharmaceutical company, where he built out and led the first commercial effort for a previously clinical organization. Prior to June 2015, Mr. Glickman was Executive Vice President of Sales and Marketing for Auxilium Pharmaceuticals Inc., which was acquired by Endo International plc (“Endo”) in January 2015, where he led all commercial efforts for a portfolio of thirteen pharmaceutical products. Mr. Glickman's previous positions include Senior Vice President of Sales and Marketing and Vice President of Medical Devices for Otsuka America Pharmaceuticals Inc. and Marketing Head, Regional Sales Director and Vice President of Sales and Operations at Kos Pharmaceuticals (Abbott Laboratories, now AbbVie Inc. (NYSE: ABBV)), where he expanded his skills in the commercial products area. Mr. Glickman received a Bachelor of Arts degree in Political Science from S.U.N.Y Oswego, and a Master of Business Administration in Finance and International Management from the N.Y.U. Stern School of Business. The Board believes that Mr. Glickman’s 30 years of experience in the pharmaceutical and medical device industry qualifies him to serve as a director.

Mr. Jason L. Groves, Esq. has served as a member of the Board since December 2019. Since July 2022, Mr. Groves has served as the Chief Legal Officer and Corporate Secretary of Medifast, Inc. (“Medifast”) (NYSE: MED), a publicly-held leading manufacturer and distributor of clinically-proven, healthy-living products and programs. After joining Medifast in 2009, Mr. Groves has held several executive management positions, most recently serving as Executive Vice President and General Counsel of Medifast, Inc. from 2011 to July 2022. Mr. Groves was a Medifast director from 2009 to 2015, serving on the audit committee from 2009 to 2011. Prior to joining Medifast, Mr. Groves was Assistant Vice President of Government Affairs for Verizon Maryland, a telecommunications company, where he was responsible for the company’s legislative policy and government affairs. A U.S. Army veteran, Mr. Groves was a direct-commissioned Judge Advocate in the U.S. Army Judge Advocate General’s (JAG) Corps. As a JAG officer, he practiced law and had the distinction of prosecuting criminal cases in the District Court of Maryland as a Special Assistant U.S. Attorney. Over the course of three years, he received two Army Achievement Medals and one Army Commendation Medal. Mr. Groves completed nine years with the Anne Arundel Medical Center Board of Trustees, chairing their international captive insurance company board for eight years. Mr. Groves received his Bachelor of Science degree, cum laude, in Hospitality Management from Bethune-Cookman University, and obtained his Juris Doctor from North Carolina Central University School of Law. The Board believes that Mr. Grove’s experience serving as an independent director, audit committee member, and chief legal officer of a large public corporation while assisting with the initial international introduction of such corporation’s products qualifies him to serve as a director.

Mr. Hyung Heon Kim has served as a member of the Board since July 2021 and was appointed as our President and Chief Executive Officer in August 2023. Previously, Mr. Kim was the General Counsel and a Vice President of Dong-A ST and Dong-A Socio Group, a Korean-based group of companies mainly engaged in the research, development, production and sale of pharmaceuticals, medical devices and APis. Mr. Kim served as General Counsel of Dong-A ST from January 2018 until August 2023 and as a Vice President of Dong-A ST from December 2020 until August 2023. Mr. Kim previously served as Executive Director of Dong-A ST from January 2018 through December 2020. Prior to his roles with Dong-A ST, Mr. Kim was Head of International Legal Affairs for Dong-A Socio Holdings Co., Ltd., a Korean-based holdings company for the Dong-A Socio group of companies from 2012 to 2018. Since April 2021, Mr. Kim has served as a director of AnaPath Services GmbH, a private Swiss-based provider of scientific research and development services, and STP America Research Corp, a private New Jersey-based research and development company. Prior to joining Dong-A Socio Group, Mr. Kim served as legal counsel to SK Energy Co., Ltd. and SK Innovation Co., Ltd. from 2008 to 2011. Mr. Kim received his Bachelor of Law degree from Soongshil University in Korea, and obtained his Juris Doctor from Washington University School of Law. The Board believes that Mr. Kim’s experiences gained as General Counsel and Head of International Legal Affairs to an established pharmaceutical group of companies qualify him to serve as a director. In addition, his day-to-day leadership of MetaVia gives him critical insights into our operations, strategy and competition, and he facilitates the Board’s ability to perform its oversight function.

Mr. Andrew I. Koven has served as a member of the Board since July 2021, and Chair of the Board since January 2022. Mr. Koven is the Lead Independent Director of Kala Bio, Inc. (“Kala”) (Nasdaq: KALA), a public biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. He has served as the Lead Independent Director of Kala since December 2018 and as a member of the Kala board of directors since September 2017. Mr. Koven serves as Chair of Kala’s compensation committee and is a member of the audit committee. Mr. Koven was, until his retirement in January 2019, the President and Chief Business Officer of Aralez and served in that role with the company’s predecessor, Pozen Inc. (“Pozen”), commencing in June 2015. Prior to joining Pozen, Mr. Koven served as Executive Vice President, Chief Administrative Officer and General Counsel of Auxilium Pharmaceuticals Inc., a public specialty biopharmaceutical company, from February 2012 until January 2015, when it was acquired by Endo. Mr. Koven served as President and Chief Administrative Officer and a member of the board of directors of Neurologix, Inc. (“Neurologix”), a company focused on the development of multiple innovative gene therapy development programs, from September 2011 to November 2011. Before Neurologix, Mr. Koven served as Executive Vice President and Chief Administrative and Legal Officer of Inspire Pharmaceuticals, Inc., a public specialty pharmaceutical company, from July 2010 until May 2011 when it was acquired by Merck & Co., Inc. (NYSE: MRK). Previously, Mr. Koven served as Executive Vice President, General Counsel and Corporate Secretary of Sepracor Inc. (now Sunovion), a public specialty pharmaceutical company, from March 2007 until February 2010 when it was acquired by Dainippon Sumitomo Pharma Co., Ltd. Prior to joining Sepracor, Mr. Koven served as Executive Vice President, General Counsel and Corporate Secretary of Kos Pharmaceuticals, Inc., a public specialty pharmaceutical company, from August 2003 until its acquisition by Abbott Laboratories (now AbbVie) in December 2006. Mr. Koven began his career in the pharmaceutical industry first as an Assistant General Counsel and then as Associate General Counsel at Warner-Lambert Company from 1993 to 2000, followed by his role as Senior Vice President and General Counsel at Lavipharm Corporation from 2000 to 2003. From 1986 to 1992, he was a corporate associate at Cahill, Gordon & Reindel in New York. From 1992 to 1993, he served as Counsel, Corporate and Investment Division, at The Equitable Life Assurance Society of the U.S. Mr. Koven holds a Master of Laws (LL.M.) Degree from Columbia University School of Law and a Bachelor of Laws (LL.B.) Degree and B.A. Degree in Political Science from Dalhousie University. The Board believes that Mr. Koven’s extensive experience in the pharmaceutical industry qualifies him to serve as a director.

Mr. Michael Salsbury has served as a member of the Board since December 2019. From May 2021 to August 2024, Mr. Salsbury served as Counsel to Current Health Inc., a provider of remote care management services and products. Current Health was acquired by Best Buy Co., Inc. (NYSE: BBY) in November 2021. From September 2017 to May 2022, Mr. Salsbury served as Counsel to Verisma Systems, Inc., a provider of cloud-based automated disclosure management systems; and from February 2013 to July 2017, he served as Secretary and General Counsel to Best Doctors, Inc., a provider of expert medical opinions. Best Doctors was acquired by Teladoc Health, Inc. (NYSE: TDOC) in July 2017. Mr. Salsbury has more than 25 years’ experience as a senior executive with public and private companies and at a private law practice. Mr. Salsbury received a J.D. and M.B.A. from the University of Virginia and a B.A. from Dartmouth College. The Board believes that Mr. Salsbury’s legal expertise and his experience serving as general counsel and secretary of a Fortune 100 corporation qualifies him to serve as a director.

Mr. D. Gordon Strickland has served as a member of the Board since January 2022. He served as Chair of Ampex Corporation (“Ampex”), a technology company that was previously listed on Nasdaq, from March 2012 until June 2019. He also served as Ampex’s Chief Executive Officer from February 2007 to March 2012. Prior to Ampex, he served as President and Chief Executive Officer of Cardiff Holdings, a privately held producer of credit, debit, loyalty and other cards by Brookside Equity Partners from March 2012 to August 2013. Prior to Cardiff Holdings, Mr. Strickland was the Chair of Medical Resources, a public operator of diagnostic imaging centers. Mr. Strickland was also president and CEO of MCSi, Inc., a technical integrator of audio-visual products, from March 2003 until March 2004. Prior to MCSi, Mr. Strickland was the president and CEO of Capitol Wire, Inc, an internet-based news and information service provider from September 1999 until August 2002 and had leadership roles with Kerr Group, a manufacturer of glass containers and plastic packaging, from June 1986 until August 1997, including serving as the president and CEO, and as Senior Vice President, Finance and Chief Financial Officer. Mr. Strickland has over 35 years of experience as a senior executive and board member with public and private companies. Mr. Strickland received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A from Yale University. The Board believes that Mr. Strickland’s experience serving as Chair and Chief Executive Officer of a publicly-traded company, Ampex, qualifies him to serve as a director.

Dr. James P. Tursi was appointed to the Board in November 2023. Dr. Tursi has served as Executive Vice President – Global R&D for Endo since January 2022. From April 2020 until January 2022, Dr. Tursi served as Chief Scientific Officer U.S. for Ferring Pharmaceuticals. From August 2018 until April 2020, Dr. Tursi served as Executive Vice President, R&D for Antares Pharma Inc. (Nasdaq: ATRS). Prior to August 2018, Dr. Tursi served as Chief Medical Officer at Aralez, Chief Medical Officer and Vice President of Clinical R&D for Auxilium Pharmaceuticals, Inc., and held positions of increasing responsibility at GlaxoSmithKline (NYSE: GSK) and Procter & Gamble Pharmaceuticals. Dr. Tursi practiced medicine and surgery for over 10 years and created a medical education company, I Will Pass®, which assisted physicians in the process of board certification. He holds a Bachelor of Science degree in Chemistry and Biology from Ursinus College; a Doctor of Medicine from Medical College of Pennsylvania and performed his residency in Gynecology and Obstetrics at the Johns Hopkins Hospital. The Board believes Dr. Tursi’s pharmaceutical industry and senior leadership experience qualifies him to serve as a director.

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

Involvement in certain previous legal proceedings

Mr. Glickman served as Chief Commercial Officer at Aralez from June 2016 to March 2018, Mr. Koven served as President and Chief Business Officer of Aralez’s predecessor, Pozen, and then at Aralez from June 2015 to January 2019, and Dr. Tursi served as Chief Medical Officer of Pozen and then Aralez from 2015 until August 2018, and has served as Executive Vice President – Global R&D for Endo since January 2022. Each of Aralez and Endo and certain of their respective affiliates filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on August 10, 2018 and August 16, 2022, respectively.

Code of business conduct and ethics

Our Board has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive officers, as applicable. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our website. The full text of our code of conduct is posted on the investor relations section of our website at http://metaviatx.com under “Investors & News-Corporate Governance-Highlights”.

Insider Trading Policy

Our Board has adopted an Insider Trading Compliance Policy (“Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees and other specified persons. Our Insider Trading Policy is designed to promote compliance with insider trading laws by informing, educating and creating reasonable processes to prevent the Company and its directors, officers, employees and other specified persons from insider trading violations and the appearance of any related improper conduct. The policy prohibits the trading of our securities on the basis on material nonpublic information, establishes regular blackout periods when directors, executive officers and other specified persons are prohibited from trading in our securities, and requires legal compliance for any insider trading plans intended to rely on the affirmative defense against insider trading liability in accordance with Rule 10b5-1 under the Exchange Act. Additionally, the policy specifically prohibits all directors, officers, employees and other specified persons from speculative trading and hedging transactions involving our common stock, including short sales, transactions in put or call options, and other speculative transactions.

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

Item 11.Executive Compensation

Executive officer compensation

Summary compensation table for 2024 and 2023

The following table presents summary information regarding the total compensation for services rendered in all capacities that were earned by our named executive officers for 2024 and 2023.

		Salary	Bonus	Stock Awards (1)	All Other Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)		($)
Hyung Heon Kim, President and	2024	460,125	220,163	—	36,116	(2)	716,404
Chief Executive Officer	2023	174,009	55,000	386,915	48,131	(2)	664,055
Marshall H. Woodworth, Chief	2024	316,667	120,663	209,015	128,354	(3)	774,699
Financial Officer (3)	2023	—	—	—	154,500	(3)	154,500

(1)

Amounts reflect the aggregate grant date fair value of restricted stock units (“RSUs”) in accordance with FASB ASC Topic 718. The grant date fair value was determined based on the closing sales price of our common stock as reported on Nasdaq on the date of grant multiplied by the number of shares of common stock subject to the RSU award. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Other compensation for 2024 was related to health and welfare benefits paid by MetaVia.

(3)

Mr. Woodworth was appointed as our Acting Chief Financial Officer in October 2023 and was appointed as Chief Financial Officer in March 2024. While serving as our Acting Chief Financial Officer, Mr. Woodworth was employed by WhiteCap Search Holdings, LLC (“WhiteCap”) and was contracted to us from October 2023 until March 2024. Other compensation for 2024 included $118,422 of consulting fees paid to WhiteCap for Mr. Woodworth’s services in 2024 and health and welfare benefits paid by MetaVia.

Narrative disclosure to summary compensation table

Agreements with our named executive officers

We entered into an employment agreement with Mr. Kim in connection with his appointment as our President and Chief Executive Officer in August 2023. In October 2023, Mr. Woodworth was appointed as the Acting Chief Financial Officer of MetaVia, pursuant to an engagement agreement with WhiteCap. In March 2024, we entered into an employment agreement with Mr. Woodworth in connection with his appointment as Chief Financial Officer of MetaVia (the “Woodworth Employment Agreement”).

Hyung Heon Kim

We entered into an employment agreement with Mr. Kim in connection with his appointment as our Chief Executive Officer and President in August 2023 (the “Kim Employment Agreement”). Under the terms of Kim Employment Agreement, we agreed to provide Mr. Kim: (i) an annual base salary of $450,000, reviewed annually; (ii) an annual discretionary bonus targeted at 50% of his base salary, as determined in the sole discretion of the Board or committee thereof; (iii) the right to participate in the benefit programs and arrangements that we make available to our employees, including paid vacation and sick leave, contributory and non-contributory welfare and benefit plans, disability plans, and medical, death benefit and life insurance plans for which Mr. Kim is eligible under the terms of those plans; and (iv) a RSU award for 625,064 shares of our common stock pursuant to the terms of a RSU grant notice and form award agreement (the “Kim RSU Award”) under our Amended and Restated 2022 Equity Incentive Plan (the “2022 Plan”). The Kim RSU Award vested as to 50% of the shares underlying the Kim RSU Award on the first anniversary of Mr. Kim’s employment with MetaVia and, the remaining shares subject to the Kim RSU Award, shall vest and become exercisable in equal monthly installments on the last day of each full month over the twelve (12) months following the first anniversary of Mr. Kim’s employment with us.

In the event of Mr. Kim’s death during the employment period or a termination due to disability, Mr. Kim or his beneficiaries or legal representatives shall be entitled to receive (i) any annual base salary earned, but unpaid, for services rendered to MetaVia on or prior to the date on which the employment period ends, (ii) unreimbursed expenses and (iii) certain other benefits provided for in the employment agreement (the “Kim Unconditional Entitlements”). In the event of termination for cause by

MetaVia or the termination of employment as a result of resignation without good reason, Mr. Kim shall be provided the Kim Unconditional Entitlements.

In the event of a resignation by Mr. Kim for good reason or the exercise by MetaVia of its right to terminate Mr. Kim other than for cause, death or disability, Mr. Kim will receive the Kim Unconditional Entitlements and, subject to Mr. Kim signing and delivering to us and not revoking a general release of claims in favor of MetaVia and certain related parties, we shall pay a severance amount to Mr. Kim equal to fifty percent (50%) of Mr. Kim’s then-current base salary (the “Severance Amount”) and pay for Mr. Kim’s continued health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (known as COBRA) for a period of six (6) months following Mr. Kim’s termination (the “Kim Conditional Benefits”).

In the event of a resignation by Mr. Kim for good reason, the exercise by MetaVia of its right to terminate Mr. Kim other than for cause, death or disability, in each case, within twelve (12) months following or three (3) months prior to the effective date of a change in control, Mr. Kim will receive the following: (i) the Kim Unconditional Entitlements and the Kim Conditional Benefits less the Severance Amount; (ii) an amount equal to the product of 1.0 times the sum of Mr. Kim’s annual base salary and target annual cash bonus, less the Non-Compete Amount (as defined in the Kim Employment Agreement, if applicable); and (iii) accelerated vesting of all equity awards that were assumed, continued or substituted by the surviving or acquiring corporation in the change in control and remain subject to time-based vesting conditions, if any.

In addition, Mr. Kim entered into an Employee Proprietary Information and Invention Assignment Agreement that applies during the term of Mr. Kim’s employment and thereafter.

Marshall H. Woodworth

In October 2023, Mr. Woodworth was appointed as the Acting Chief Financial Officer of MetaVia, pursuant to an engagement agreement with WhiteCap, dated February 3, 2023. Mr. Woodworth received his compensation and benefits from WhiteCap. In connection with the appointment of Mr. Woodworth as our Acting Chief Financial Officer, we paid WhiteCap approximately $375.00 per hour under the engagement agreement for services rendered to MetaVia by Mr. Woodworth.

In March 2024, we entered into the Woodworth Employment Agreement with Mr. Woodworth in connection with his appointment as Chief Financial Officer of MetaVia. The Woodworth Employment Agreement has an initial term of two (2) years beginning on March 1, 2024 (“Initial Term”) and automatically renews for an additional one-year period at the end of the Initial Term and each anniversary thereafter (“Renewal Term”) provided that at least 60 days prior to the expiration of the Initial Term or any Renewal Term the Board does not notify Mr. Woodworth of its intention not to renew.

Under the terms of Woodworth Employment Agreement, we agreed to provide Mr. Woodworth: (i) an annual base salary of $380,000, reviewed annually; (ii) an annual discretionary bonus targeted at 40% of his base salary, as determined in the sole discretion of the Board or committee thereof; (iii) the right to participate in the benefit programs and arrangements that we make available to our employees, including paid vacation and sick leave, contributory and non-contributory welfare and benefit plans, disability plans, and medical, death benefit and life insurance plans for which Mr. Woodworth is eligible under the terms of those plans; and (iv) a RSU award for 33,496 shares of our common stock pursuant to the terms of a RSU grant notice and form award agreement (the “Woodworth RSU Award”) under our 2022 Plan. The Woodworth RSU Award vests as follows: (i) 30% of the shares underlying the Woodworth RSU Award on the first anniversary of the grant; (ii) 30% of the shares underlying the Woodworth RSU Award on the second anniversary of the grant date; and (iii) the remaining shares subject to the Woodworth RSU Award, shall vest and become exercisable in equal monthly installments on the last day of each full month over the twelve (12) months following the first anniversary of grant date.

If during the period Mr. Woodworth is employed by MetaVia, we consummate a change in control (as defined in the Woodworth Employment Agreement) and the Woodworth RSU Award is not assumed, continued or substituted by the surviving corporation or acquiring corporation (or the surviving or acquiring corporation’s parent company) in such change in control in the manner contemplated by the 2022 Plan, then 100% of the unvested portion of the Woodworth RSU Award shall fully vest immediately prior to the effectiveness of such change in control.

In the event of Mr. Woodworth’s death during the employment period or a termination due to disability, Mr. Woodworth or his beneficiaries or legal representatives shall be entitled to receive any annual base salary earned, but unpaid, for services rendered to MetaVia on or prior to the date on which the employment period ends, unreimbursed expenses and certain other benefits provided for in the Woodworth Employment Agreement (the “Unconditional Entitlements”). In the event of termination for cause by MetaVia or the termination of employment as a result of resignation without good reason, Mr. Woodworth shall be provided the Unconditional Entitlements.

In the event of a resignation by Mr. Woodworth for good reason or the exercise by MetaVia of its right to terminate Mr. Woodworth other than for cause, death or disability, Mr. Woodworth will receive the Unconditional Entitlements and, subject to Mr. Woodworth signing and delivering to MetaVia and not revoking a general release of claims in favor of the MetaVia and certain related parties, we shall pay a severance amount to Mr. Woodworth equal to twenty-five percent (25%) of Mr. Woodworth’s then-current annual base salary and pay for Mr. Woodworth’s continued health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (known as COBRA) for a period of three (3) months (the “Conditional Benefits”).

In the event of a resignation by Mr. Woodworth for good reason or the exercise by MetaVia of its right to terminate Mr. Woodworth other than for cause, death or disability, in each case, within twelve (12) months following or three (3) months prior to the effective date of a change in Control, Mr. Woodworth will receive the following: (i) the Unconditional Entitlements and the Conditional Benefits less the Severance Amount; (ii) an amount equal to the product of 0.50 times the sum of Mr. Woodworth’s annual base salary and target annual cash bonus, less the Non-Compete Amount (as defined in the Woodworth Employment Agreement, if applicable); and (iii) accelerated vesting of all equity awards that were assumed, continued or substituted by the surviving or acquiring corporation in the Change in Control and remain subject to time-based vesting conditions, if any.

Outstanding Equity Awards at Fiscal Year-End 2024

The following table sets forth information regarding outstanding stock option and RSU awards held by our named executive officers as of December 31, 2024:

		Option Awards			Stock Awards

		Number of					Market
		Securities			Number of		Value of
		Underlying			Share of		Share of
		Unexercised	Option		Stock That		Stock That
		Options	Exercise	Option	Have		Have
		(Exercisable)	Price	Expiration	Not Vested		Not Vested (1)
Name	Grant Date	(#)	($)	Date	(#)		($)
Hyung Heon Kim	June 9, 2022	83	14.18	June 9, 2032	—		—
Hyung Heon Kim	August 11, 2023	—	—	—	29,298	(1)	59,475
Marshall Woodworth	March 1, 2024	—	—	—	33,496	(2)	67,997

(1)	This column shows the market value of the unvested RSUs held by our named executive officers based on $2.03 per share, the closing price of our Common Stock on December 31, 2024, the last trading day of 2024.
(2)	The RSUs will vest in equal monthly installments on the last day of each full month following August 11, 2024, subject to continuing service.
(3)	30% of the RSUs will vest on March 1, 2025, 30% will vest on March 1, 2026 and 40% vest in twelve equal installments on the last day of each full month following March 1, 2026, subject to continuing service.

Policy on Timing of Option Grants

During 2024, we did not grant stock options to our executive officers, directors or employees. Our compensation committee has not established policies and practices regarding the timing of stock option grants in relation to the release of material nonpublic information and does not take material non-public information into account when determining the timing and terms of stock option awards to executive officers. We do not time the disclosure of material non-public information for the purpose of affecting the value of executive compensation.

Non-employee director compensation

Our non-employee directors receive a mix of cash and share-based compensation intended to encourage non-employee directors to continue to serve on the Board, further align the interests of the directors and stockholders, and attract new non-employee directors with outstanding qualifications. Directors who are employees or officers of MetaVia do not receive any additional compensation for Board service.

The following table provides compensation information for 2024 for each non-employee member of the Board.

	Fees Earned
	or Paid	Stock
	in Cash (1)	Awards (2)	Total
Name	($)	($)	($)
Mark A. Glickman	55,000	19,850	74,850
Jason Groves	45,000	19,850	64,850
Andrew I. Koven	94,000	19,850	113,850
Michael Salsbury	52,000	19,850	71,850
D. Gordon Strickland	64,000	19,850	83,850
James P. Tursi	45,000	19,850	64,850

(1)	The amounts in this column represent the value of annual cash earned from retainers by directors serving on the Board and committees of the Board in 2024.

(2)

Amounts reported reflect the aggregate grant date fair value of 5,051 RSUs granted to each of our directors for service in 2024, whose grant date fair value was determined based on the closing sales price of our common stock as reported on Nasdaq on the date of grant. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

Non-employee director compensation policy

In May 2024, the compensation committee recommended, and the Board approved our Amended and Restated Non-Employee Director Compensation Policy (as further amended in November 2024, the “Amended Non-Employee Director Compensation Policy”). Under the Amended Non-Employee Director Compensation Policy, all of our non-employee directors receive an annual cash retainer of $40,000 for Board service except for the Non-Executive Chair of the Board who receives an annual cash retainer of $75,000. Additionally, directors receive an additional cash retainer for serving as a committee chair or member as follows:

			Nominating
			and Corporate
	Audit	Compensation	Governance
	Committee	Committee	Committee
	($)	($)	($)
Committee chair	18,000	12,000	10,000
Committee member (other than the chair)	9,000	6,000	5,000

Initial grant: For each non-employee director who is first elected or appointed to the Board on or following the effective date of the Amended Non-Employee Director Compensation Policy, at the close of business on the date of such non-employee director’s initial election or appointment to the Board, such non-employee director will be automatically, and without further action by the Board or the compensation committee, granted an RSU award covering a number of RSUs equal to (a) $40,000 divided by (b) the average fair market value of a share of our common stock for the 30 consecutive market trading days ending on and including the last market trading day prior to the grant date of such RSU award, rounded down to the nearest whole unit (each, an “Initial Grant”). 50% of each Initial Grant will vest as of the date of grant and the remainder will vest in two equal installments on each subsequent anniversary of the date of grant, subject to the non-employee director’s continuous service on each vesting date

Annual grant and prorated annual grant: At the close of business after the first annual meeting of the Company’s stockholders following the effective date of the Amended Non-Employee Director Compensation Policy and on the date of each subsequent annual meeting of the Company’s stockholders held following the initial annual meeting of stockholders (each, an “Annual Meeting”), each person who is then a non-employee director will be automatically, and without further action by the Board or the compensation committee, granted an RSU award covering a number of RSUs equal to (i) $20,000 divided by (ii) the average fair market value of a share of common stock for the 30 consecutive market trading days ending on and including the last market trading day prior to the grant date of such RSU award, rounded down to the nearest whole unit (each, an “Annual Grant”).

In addition, for each non-employee director who is first elected or appointed to the Board after the first Annual Meeting of the Company’s stockholders following the effective date on a date other than the date of an Annual Meeting of the Company’s stockholders, at the close of business on the thirtieth (30th) day following such non-employee director’s initial election or appointment to the Board, such non-employee director will be automatically, and without further action by the Board or the compensation committee, granted an RSU award covering a number of RSUs equal to (i) $20,000 divided by (ii) the average fair market value of a share of common stock for the 30 consecutive market trading days ending on and including the last market trading day prior to the grant date of such RSU award, multiplied by a fraction, the numerator of which equals 365 minus the total number of days, as of the grant date of such RSU award, that have occurred since the last Annual Meeting and the denominator of which equals 365, rounded down to the nearest whole unit (each, a “Prorated Annual Grant”).

Each Annual Grant and Prorated Annual Grant will vest in full on the earlier of the (i) one-year anniversary of the grant date of the Annual Grant or Prorated Annual Grant, as applicable, and (ii) date immediately prior to the date of the Annual Meeting following the grant date of such Annual Grant or Prorated Annual Grant, as applicable, subject to the non-employee director’s continuous service on the vesting date.

Retainer grant: Each non-employee director may elect to forego receiving payment of all (but not less than all) of the annual cash retainers described above that he is otherwise eligible to receive for the period during the Company’s fiscal year that the election applies commencing on the first day of such fiscal year (or if the non-employee director makes the election in the Company’s fiscal year that the election applies, on the first day of the Company’s fiscal quarter next following the Company’s fiscal quarter in which the election is made) and ending on the last day of such fiscal year and instead receive an RSU award (the “Retainer Grant”), provided such election is timely made and complies with certain other requirements specified in the Amended Non-Employee Director Compensation Policy. If a non-employee director timely makes the election described above in accordance with the Amended Non-Employee Director Compensation Policy, on the first day of the Company’s fiscal year that the election applies (or if the non-employee director makes the election in the Company’s fiscal year that the election applies, on the first day of the Company’s fiscal quarter following the Company’s fiscal quarter in which the election is made), the non-employee director will be automatically granted a Retainer Grant covering a number of RSUs equal to the (i) aggregate amount of the annual cash retainers that the non-employee director is eligible to receive under the Amended Non-Employee Director Compensation Policy for the applicable period to which the election applies divided by (ii) average fair market value of a share of the Company’s common stock for the 30 consecutive market trading days ending on and including the last market trading day prior to the grant date of such Retainer Grant, rounded down to the nearest whole unit. Each Retainer Grant will vest in equal quarterly installments over the period commencing on the grant date of the Retainer Grant and ending on the last day of the fiscal year in which the Retainer Grant is granted, subject to the non-employee director’s continued service on each vesting date.

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

Change of Control; Death; Disability: Each RSU award held by a non-employee director that is granted under the Amended Non-Employee Director Compensation Policy, including the awards described above, will fully vest upon such non-employee director’s death or disability (as defined in the Company’s 2022 Plan), or immediately prior to the consummation of a change in control (as defined in the Company’s 2022 Plan), in each case to extent such award is outstanding immediately prior to the occurrence of such event.

Non-employee director compensation limit: The aggregate value of all compensation granted or paid, to any non-employee director with respect to any fiscal year of the Company, including awards granted and cash fees paid by the Company to such non-employee director, will not exceed the limits set forth in the Company’s 2022 Plan, currently, (1) $750,000 in total value or (2) if such non-employee director first joins the Board during such fiscal year, $1,000,000 in total value.

All RSU awards shall be issued pursuant to the terms of the Company’s 2022 Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock, as of March 17, 2025 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our current executive officers and directors as a group.

The table lists the applicable percentage of ownership based on an aggregate of 8,654,869 shares of common stock outstanding as of March 17, 2024. In addition, the rules provide for the inclusion of shares of our common stock issuable pursuant to the vesting and settlement of RSUs and the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of March 17, 2025. These shares of common stock are deemed to be outstanding and beneficially owned by the person holding those RSUs, options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Except as otherwise noted below, the address for each person or entity listed in the table is c/o MetaVia Inc., 545 Concord Avenue, Suite 210, Cambridge, Massachusetts, 02138.

	Shares
	Beneficially
	Owned (1)	Percent (2)
Name of Beneficial Owner	(#)	(%)
Greater than 5% stockholders
Dong-A ST Co., Ltd. (3)	5,347,792	62%
Armistice Capital, LLC (4)	848,000	10%
Directors and Named Executive Officers
Mark A. Glickman	3,907	*
Jason Groves (5)	10,100	*
Andrew I. Koven (6)	10,100	*
Hyung Heon Kim (7)	48,067	*
Michael Salsbury (5)	10,100	*
D. Gordon Strickland (8)	10,016	*
James P. Tursi, Director	4,021	*
Marshall H. Woodworth	6,632	*
All current executive officers and directors as a group (8 persons)	102,943	*

*	Represents beneficial ownership of less than one percent.
(1)	Includes shares underlying (i) options that are exercisable and (ii) RSUs that are vested or will become vested, in each case, within 60 days of March 25, 2024.
(2)	Applicable percentage of ownership is based on 8,654,869 shares of common stock outstanding as of March 17, 2025, as adjusted for each stockholder.
(3)	Represents shares of common stock owned by Dong-A, a South Korean corporation, with an address of Dong-A ST Co., Ltd. is 64, Cheonho-daero, Dongdaemun-gu, Seoul, Republic of Korea.
(4)

Based on information disclosed, as of February 14, 2025, in a Schedule 13G, as filed with the SEC, Armistice Capital, LLC (“Armistice Capital”), 510 Madison Avenue, 7th Floor, New York, New York 10022. Armistice Capital is the investment manager of Armistice Capital Master Fund Ltd. (the "Master Fund"), the direct holder of the Shares, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Issuer held by the Master Fund and thus may be deemed to beneficially own the securities of the Issuer held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Issuer held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Issuer directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital.

(5)	Includes 333 shares of common stock issuable upon exercise of outstanding options within 60 days of March 17, 2025.
(6)

Includes (i) 333 shares of common stock issuable upon exercise of outstanding options within 60 days of March 17, 2025 and (ii) 9,767 of vested RSUs whose common stock issuance was deferred under the terms of the RSU award.

(7)	Includes (i) 83 shares of common stock issuable upon exercise of outstanding options within 60 days of March 17, 2025 and (ii) 6,510 of RSUs that will vest within 60 days of March 17, 2025.

(8)	Includes 250 shares of common stock issuable upon exercise of outstanding options within 60 days of March 17, 2025.

Securities authorized for issuance under equity compensation plans

The following table presents information as of December 31, 2024 with respect to compensation plans under which shares of our common stock may be issued.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(#)	($)	(#)
Equity compensation plans approved by security holders	179,786	398.30	356,992	(1)(2)
Equity compensation plans not approved by security holders	—	—	4,166	(3)
Total	179,786	398.30	361,158

(1)	The number of shares of common stock remaining available for future issuance represents shares available for issuance under the 2022 Plan.
(2)	The 2022 Plan provides that the number of shares that may be issued under the 2022 Plan shall be increased on the first day of each fiscal year by an amount equal to the lesser of (i) 5% of the number of outstanding shares of common stock on such date and (ii) an amount determined by the plan administrator.
(3)	Our only equity compensation plan not approved by our security holders is our 2021 Inducement Plan. A total of 4,166 shares of our common stock have been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in our common stock or capital structure. The Inducement Plan was approved by the compensation committee without stockholder approval pursuant to Nasdaq Stock Market Listing Rule 5635(c)(4), and is to be utilized exclusively for the grant of stock awards to individuals who were not previously an employee or non-employee director of MetaVia (or following a bona fide period of non-employment with MetaVia) as an inducement material to such individual’s entry into employment with MetaVia, within the meaning of Nasdaq Listing Rule 5635(c)(4). The 2021 Inducement Plan is administered by the Board. Stock awards under the Inducement Plan may only be granted by: (i) the compensation committee or (ii) another committee of the Board composed solely of at least two members of the Board who meet the requirements for independence under the Nasdaq Stock Market Listing Rules (the foregoing subsections (i) and (ii) are collectively referred to as the “Committee”). Under the 2021 Inducement Plan, the Committee may choose to grant (i) non-statutory stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock unit awards, (v) performance stock awards, (vi) performance cash awards, and (vii) other stock awards to eligible recipients, with each grant to be evidenced by an award agreement setting forth the terms and conditions of the grant as determined by the compensation committee in accordance with the terms of the Inducement Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2023 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, nominees for director, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Private placement

On June 23, 2024, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Dong-A and another institutional investor (the “2024 Private Placement”). Pursuant to the Securities Purchase Agreement, we issued to Dong-A 2,544,530 shares of our Common Stock, Series A Warrants to purchase up to 2,544,530 shares of our Common Stock, and Series B Warrants to purchase up to 3,816,795 shares of our Common Stock in a private placement pursuant to Section 4(a)(2) and Regulation D promulgated under the Securities Act. The Series A Warrants and the Series B Warrants have an exercise price of $3.93 per share and became exercisable as of September 18, 2024, which is the effective date of stockholder approval received at the Company’s special meeting of stockholders for the issuance of the shares upon exercise of the Series A Warrants and the Series B Warrants (the “Stockholder Approval Date”). In connection with the Securities Purchase Agreement, Dong-A entered into a voting agreement, whereby it agreed to vote all shares of Common Stock that it or its affiliate beneficially owned with respect to any proposals presented to stockholders for approval on the Stockholder Approval Date. The Series A Warrants will expire on the earlier of the twelve month anniversary of the Stockholder Approval Date and within 60 days following the public announcement of MetaVia receiving positive Phase 1 MAD data readout for DA-1726, and the Series B Warrants will expire on the earlier of the five years anniversary of the Stockholder Approval Date and within six months following the public announcement of MetaVia receiving positive Phase 1 Part 3 data readout for DA-1726.

In connection with the 2024 Private Placement, on June 23, 2024, we entered into the Registration Rights Agreement with Dong-A and another institutional investor, pursuant to which, among other things, we were required to prepare and file with the SEC one or more registration statements to register for resale the shares of common stock sold in the 2024 Private Placement to Dong-A, as well as the shares issued to the other institutional investor in the 2024 Private Placement and in the registered direct offering (including the shares of common stock issuable upon exercise of the warrants issued in such offerings). On July 18, 2024, we filed a registration statement on Form S-1 to register such securities (the “Resale Registration Statement”). The Resale Registration Statement was declared effective by the SEC on July 24, 2024.

Director independence

Our common stock is listed on Nasdaq. Because Dong-A ST Co., Ltd. holds a majority of the voting power of our outstanding common stock, we are a “controlled company” under the listing rules of Nasdaq. As a controlled company, we are exempt from certain Nasdaq governance requirements that would otherwise apply to the composition and function of our Board. For example, we are not required to comply with certain rules that would otherwise require, among other things, (i) our Board to have a majority of independent directors, (ii) the compensation of our executive officers to be determined by a majority of the independent directors or a committee of independent directors, and (iii) director nominees to be selected or recommended either by a majority of the independent directors or a committee of independent directors. Notwithstanding our status as a controlled company, we remain subject to the requirements that our independent directors hold regular executive sessions and that our audit committee consist entirely of independent directors. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Notwithstanding our status as a controlled company, the Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board affirmatively determined that Mark A. Glickman, Jason Groves, Andrew I. Koven, Michael Salsbury, D. Gordon Strickland, and James P. Tursi, M.D., are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. The Board determined that Hyung Heon Kim, our Chief Executive Officer and President, who serves as a director, is not an “independent director” as defined under the applicable regulations of the SEC and the listing requirements and rules of Nasdaq. In making this determination, the Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances that the Board deemed relevant in determining each non-employee director’s independence, including the participation by our non-employee directors, or their affiliates, in certain financing transactions by us and the beneficial ownership of the common stock by each non-employee director. See “Certain Relationships and Related-Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management.”

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

The following table presents fees for professional audit services rendered by BDO for the audit of the annual financial statements for 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Audit fees	$508	$451
Audit-related fees	—	—
Tax fees	—	42
All other fees	—	—
Net decrease in cash	$508	$493

Audit fees consist of fees billed for services relating to the audit of our annual financial statement and review of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements, comfort letters, reports on an issuer's internal controls, and review of documents to be filed with the SEC (e.g. periodic filings, registration statements, and company responses to SEC comment letters).

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

(2)

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)Exhibits

HIDDEN_ROW
Exhibit Number	Description of Document
2.1+++

Agreement and Plan of Merger, dated as of December 31, 2020, by and among the Registrant, Shelby Merger Sub 1, Inc., Shelby Merger Sub 2, LLC, ANA Therapeutics, Inc. and Akash Bakshi (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2021).

3.1

Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 10, 2016).

3.2

Certificate of Amendment (Reverse Stock Split) to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 31, 2019).

3.3

Certificate of Amendment (Name Change) to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 31, 2019).

3.4

Certificate of Amendment (Reverse Stock Split) to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 12, 2022).

3.5

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2023).

3.6

Certificate of Amendment (Name Change) to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2024).

3.7	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2024).
3.8

Certificate of Designation of Preferences, Rights and Limitations, filed with the Delaware Secretary of State on November 4, 2022, with respect to the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2022).

3.9

Certificate of Designation of Preferences, Rights and Limitations, filed with the Delaware Secretary of State on November 4, 2022, with respect to the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2022).

4.1

Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on June 13, 2016).

4.2

Warrant to Purchase Stock, dated July 31, 2018, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8- K, filed with the SEC on August 6, 2018).

4.3	Form of Placement Agent’s Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 15, 2020).
4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 21, 2021).
4.5	Form of Warrant to Purchase shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 4, 2021).
4.6	Form of Series B Warrant to purchase shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2022).
4.7

Warrant Agency Agreement, dated as of November 8, 2022, by and between the Registrant and American Stock Transfer and Trust Company LLC (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2022).

4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 25, 2024).
4.9	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 25, 2024).
4.10	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 25, 2024).
4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 25, 2024).
4.12*	Description of Securities.
10.1#*	Form of Indemnification Agreement.
10.2

Lease Agreement, dated as of August 23, 2023, by and between Alewife Properties LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2023).

10.3#

Employment Agreement entered into on August 11, 2023 by and between the Registrant and Hyung Heon Kim (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 14, 2023).

10.4#

Employment Agreement entered into on March 1, 2024 by and between the Registrant and Marshall H. Woodworth (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).

10.5#*	2019 Equity Incentive Plan of the Registrant and forms of award agreements.
10.6#*	Amended and Restated 2021 Inducement Plan of the Registrant and form of award agreements.
10.7#*	Amended and Restated 2022 Equity Incentive Plan of the Registrant, as amended November 29, 2024, and forms of award agreements.
10.8#	Amended and Restated Non-Employee Director Compensation Policy, dated June 27, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 29, 2023).
10.9#*	Amended and Restated Non-Employee Director Compensation Policy, dated May 7, 2024, as amended November 29, 2024.
10.10

License Agreement, dated September 14, 2022, by and between Dong-A ST Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 14, 2022).

10.11

Shared Services Agreement, dated September 14, 2022, by and between Dong-A ST Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 14, 2022).

10.12

Registration Rights Agreement, dated September 14, 2022, by and among Dong-A ST Co., Ltd., The E&Healthcare Investment Fund II, The E&Healthcare Investment Fund No. 6, The E&Healthcare Investment Fund No. 7 and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 14, 2022).

10.13

Investor Rights Agreement, dated September 14, 2022, by and between Dong-A ST Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 14, 2022).

10.14

Manufacturing and Supply Agreement (NB-02 formerly DA-9803), dated as of June 7, 2020, by and between Dong-A ST Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2020).

10.15+

Amended and Restated License Agreement, effective as of August 2, 2018, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 6, 2018).

10.16+++

License and Collaboration Agreement, dated as of July 23, 2019, by and between the Registrant and Beijing SL Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2019).

10.17++

Contingent Value Rights Agreement, dated as of December 30, 2019, by and among the Registrant, Grand Rapids Holders Representative, LLC, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 31, 2019).

10.18

First Amendment to Contingent Value Rights Agreement, dated as of December 30, 2019, by and among the Registrant, Grand Rapids Holders Representative, LLC, Computershare Inc. and Computershare Trust Company, N.A., dated as of March 23, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 24, 2021).

10.19

Form of Registration Rights Agreement, dated as of June 23, 2024, by and among the Registrant and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 25, 2024).

19.1*	Insider Trading Compliance Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm (BDO USA, P.C.).
24.1*	Power of Attorney (reference is made to the signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy for the Recovery of Erroneously Awarded Compensation, dated November 3, 2023, as amended on November 29, 2024.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

+	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment request under Rule 406 promulgated under the Securities Act.

++	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

Item 16.Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2025.

MetaVia Inc.

/s/ Hyung Heon Kim
Hyung Heon Kim
President and Chief Executive Officer

/s/ Marshall H. Woodworth
Marshall H. Woodworth
Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hyung Heon Kim and Marshall H. Woodworth, and each of them, as his true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities indicated on March 20, 2025.

Signature	Title

/s/ Hyung Heon Kim	President, Chief Executive Officer and Director
Hyung Heon Kim	(Principal Executive Officer)

/s/ Marshall H. Woodworth	Chief Financial Officer (Principal Financial Officer
Marshall H. Woodworth	and Principal Accounting Officer)

/s/ Mark A. Glickman	Director
Mark A. Glickman

/s/ Jason L. Groves	Director
Jason L. Groves

/s/ Andrew I. Koven	Chair of the Board
Andrew I. Koven

/s/ Michael Salsbury	Director
Michael Salsbury

/s/ D. Gordon Strickland	Director
D. Gordon Strickland

/s/ James P. Tursi	Director
James P. Tursi

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

MetaVia Inc

Cambridge, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MetaVia, Inc (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Estimation of Clinical Trial Accrued Liabilities

As described in Note 1 to the consolidated financial statements, the Company records clinical trial accrued liabilities for expenses associated with particular activities performed by contract research organizations, investigative sites in connection with clinical trials and contract manufacturing organizations. Expenses incurred for certain research and development activities are recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to the Company by its vendors on actual activities completed or costs incurred.  As of December 31, 2024, the Company recorded $1.7 million of clinical trial accrued liabilities, which was included on the consolidated balance sheet.

We identified the estimation of the clinical trial accrued liabilities as a critical audit matter. When estimating clinical trial accrued liabilities, the Company applies judgement in estimating the services received and the progress of activities performed by external vendors. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address the critical audit matter included:

●	For certain contract research organizations, inspecting, on a sample basis, invoices received from, and payments made to such organizations in the development of the clinical trial accrued liabilities.
●	For certain clinical trial studies, assessing the Company's estimates of the activities completed to date through (i) inspection of original contract terms, change orders and the expected timeline for the related study, (ii) discussion of the current status of the clinical trials with certain members of management and project teams (iii) confirmation of patient enrollment information (iv) confirmation of amounts due to certain closed clinical sites and (iv) evaluation of the payments made and the invoices received after December 31, 2024 for proper application in the determination of the accruals.
●	Testing the completeness of the Company’s clinical trial accruals by reviewing i) the Company’s press releases and public databases that track clinical trials and ii) board of directors’ materials regarding the status of clinical trials.

Accounting for the Offering

As discussed in Note 7, the Company entered into a financing transaction in June 2024 that included the issuance common stock and warrants (the “Offering”).

We identified the accounting for the Offering, including the evaluation for the classification of the warrants as a critical audit matter. The application of the accounting guidance to the Offering is complex, and therefore, applying such guidance to the contract terms requires significant management judgment. Auditing these elements involved especially complex auditor judgment due to the nature of the terms of the financing transaction and the effort required to address these matters, including the use of firm personnel with expertise in technical accounting.

The primary procedures we performed to address this critical audit matter included:

●	Reviewing the agreements associated with the financing transaction and evaluating the completeness and accuracy of the Company’s technical accounting analysis and application of the relevant accounting literature.
●	Utilizing firm personnel with expertise in the relevant technical accounting to assist in evaluating i) the appropriateness of the Company’s application of the relevant technical accounting guidance and conclusions reached and ii) the classification of the related warrants in the financial statements.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2019.

Boston, Massachusetts
March 20, 2025

MetaVia Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets
Cash	$16,017	$22,435
Prepaid expenses and other current assets	55	77
Total current assets	16,072	22,512
Property and equipment, net	34	46
Right-of-use asset	133	202
Other assets	21	21
Total assets	$16,260	$22,781
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,879	$821
Clinical trial accrued liabilities	1,696	3,033
Accrued expenses and other current liabilities	785	592
Warrant liabilities	361	658
Related party payable	1,472	789
Lease liability, short-term	78	67
Total current liabilities	8,271	5,960
Lease liability, long-term	58	136
Total liabilities	8,329	6,096
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized and no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value per share, 100,000 shares authorized as of December 31, 2024 and 2023; 8,637 and 4,906 shares issued and outstanding as of December 31, 2024 and 2023, respectively	9	5
Additional paid–in capital	143,779	124,945
Accumulated deficit	(135,857)	(108,265)
Total stockholders’ equity	7,931	16,685
Total liabilities and stockholders’ equity	$16,260	$22,781

The accompanying notes are an integral part of these consolidated financial statements.

MetaVia Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses
Research and development	$21,553	$9,158
General and administrative	7,256	6,728
Total operating expenses	28,809	15,886
Loss from operations	(28,809)	(15,886)
Other income
Change in fair value of warrant liabilities	297	2,955
Interest income	920	461
Total other income	1,217	3,416
Loss before income taxes	(27,592)	(12,470)
Provision for income taxes	—	—
Net loss and comprehensive net loss	(27,592)	(12,470)
Loss per share of common stock, basic and diluted	$(3.56)	$(2.46)
Weighted average shares of common stock, basic and diluted	7,757,128	5,071,101

The accompanying notes are an integral part of these consolidated financial statements.

MetaVia Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
As of January 1, 2023	3,179	$3	$117,542	$(95,795)	$21,750
Issuance of stock from exercise of warrants	1,702	2	7,181	—	7,183
Issuance of stock for vested restricted stock units	25	—	—	—	—
Stock-based compensation	—	—	222	—	222
Net loss	—	—	—	(12,470)	(12,470)
As of December 31, 2023	4,906	5	124,945	(108,265)	16,685
Issuance of common stock and warrants under the securities purchase agreements, net of issuance costs of $1,960	3,308	3	18,035	—	18,038
Issuance of placement agent warrants	—	—	309	—	309
Issuance of stock from exercise of warrants	351	1	—	—	1
Issuance of stock for vested restricted stock units, net of shares withheld for withholding taxes	72	—	(48)	—	(48)
Stock-based compensation	—	—	538	—	538
Net loss	—	—	—	(27,592)	(27,592)
As of December 31, 2024	8,637	$9	$143,779	$(135,857)	$7,931

The accompanying notes are an integral part of these consolidated financial statements.

MetaVia Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(27,592)	$(12,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	538	222
Non-cash lease expense	4	1
Depreciation	20	6
Change in fair value of warrant liabilities	(297)	(2,955)
Change in operating assets and liabilities:
Prepaid expenses and other assets	20	70
Accounts payable	3,058	113
Accrued and other liabilities	(461)	4,214
Net cash used in operating activities	(24,710)	(10,799)
Investing activities
Purchases of property and equipment	(8)	(50)
Net cash used in investing activities	(8)	(50)
Financing activities
Proceeds from the issuance of common stock and warrants under the securities purchase agreements	19,998	—
Proceeds from exercise of warrants	1	—
Payments of issuance costs in connection with the securities purchase agreements	(1,651)	(80)
Payment of employee withholding taxes related to shares withheld from issuance for vested restricted stock units	(48)
Net cash provided by (used in) financing activities	18,300	(80)
Net decrease in cash	(6,418)	(10,929)
Cash at beginning of period	22,435	33,364
Cash at end of period	$16,017	$22,435

Supplemental non-cash investing and financing transactions:
Fair value of warrants issued to placement agent	$309	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$223
Reclassification of warrant liabilities upon exercise of warrants	$—	$7,183

The accompanying notes are an integral part of these consolidated financial statements.

MetaVia Inc.

Notes to Consolidated Financial Statements

1. Business, basis of presentation, new accounting standards and summary of significant accounting policies

General

MetaVia Inc. (the “Company”), a Delaware corporation, and its subsidiaries are referred to collectively in these notes to the financial statements of the Company as “MetaVia,” “we,” “our” and “us.” Prior to the Company’s legal name change in November 2024, the Company was formerly known as NeuroBo Pharmaceuticals, Inc. We are a clinical-stage biotechnology company focused primarily on developing novel pharmaceuticals to treat cardiometabolic diseases. MetaVia has two programs focused primarily on the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) and obesity, DA-1241 and DA-1726.

While we primarily focus our financial resources and management’s attention on the development of DA-1241 and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases which we are not planning to advance development on and  have, or continue to consider for, out-licensing and divestiture opportunities. In July 2024, we entered into an exclusive out-license agreement with MThera Pharma Co., LTD. (“MThera”) to provide MThera with the rights to NB-01 for the treatment of painful diabetic neuropathy.

Our operations have consisted principally of performing research and development (“R&D”) activities, which include preclinical developments and clinical trials, and raising capital. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved.

Going concern

As reflected in the consolidated financial statements, we had $16.0 million in cash as of December 31, 2024. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $135.9 million as of December 31, 2024. We have incurred a net loss of $27.6 million and net cash used in operating activities of $24.7 million for the year ended December 31, 2024. Due in large part to the ongoing Phase 2a clinical trial for DA-1241 and Phase 1 clinical trial for DA-1726, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these consolidated financial statements.

We plan to continue to fund our operations from equity offerings, debt financing, or other sources, potentially including collaborations, out-licensing and other similar arrangements. However, there can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all, or that the Series A Warrants will be exercised. To the extent that we can raise additional funds by issuing equity securities or in the event our existing warrants are exercised, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, we may slow down or stop our ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on us.

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

A.Basis of presentation

Our consolidated financial statements include a South Korean wholly owned subsidiary, which was dissolved and liquidated in June 2023. The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our fiscal year-end is as of and for the year ended December 31st for each year presented. All significant intercompany accounts and transactions have been eliminated in the preparation of the financial statements.

B.New accounting standards

Adoption of new accounting standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve disclosure requirements

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

about reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. This ASU requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. Additionally, this ASU requires disclosures of significant segment expenses provided to the Chief Operating Decision Maker ("CODM") and included in reported measures of segment profit and loss. Disclosure of the title and position of the CODM is required. This ASU requires interim and annual disclosures about a reportable segment's profit or loss and assets. Furthermore, this ASU requires disclosure of other segment items by reportable segment including a description of its composition. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. We adopted ASU 2023-07 in 2024. See below I. Segment reporting and Note 8. Significant segment expenses for additional information.

Other new accounting standards or accounting standards updates were assessed and determined to be either not applicable or did not have a material impact on our consolidated financial statements or processes.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. In January 2025, the FASB issued ASU 225-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting period beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU to our notes to the consolidated financial statements and processes.

Other recently issued accounting standards not yet adopted by us are not expected, upon adoption, to have a material impact on our consolidated financial statements.

C.Estimates and assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in our consolidated financial statements relate to clinical trial costs and accruals, classification of warrants as derivative liability or equity, and the fair value of stock-based compensation and warrants. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

D.Cash

We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $0.25 million per bank. Our cash balance includes liquid insured deposits, which are obligations of the banks in which the deposits are held and qualify for FDIC insurance protection per depositor in each recognized legal category of account ownership in accordance with the rules of the FDIC. To date, we have not experienced any losses related to these funds.

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

E.Property and equipment, net

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

G.Warrant liabilities

Warrants are accounted for as liabilities at their fair value if equity accounting treatment is precluded due to provisions existing within the warrant agreements. The change in fair value of the warrant liabilities is recognized as a fair value change in warrant liabilities in the consolidated statements of operations and as an operating item in the statement of cash flows. Additionally, issuance costs associated with warrants initially classified as liabilities are expensed as incurred and reflected as financing costs in the accompanying consolidated statements of operations.

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

I.Segment reporting

We manage and operate as one reportable segment, which is principally the business of development of pharmaceutical products, with one geographic location. We do not operate separate lines of business with respect each pharmaceutical product being studied in a clinical environment, and we do not prepare discrete financial information with respect to our pharmaceutical products. Our CODM is our chief executive officer. The measure of performance used by the CODM to assess segment performance is reported on the consolidated statements of operations as loss from operations and net loss. Since the Company only have one reportable segment, our CODM does not need to decide on how to allocate resources between segments. The measure of segment assets is reported on the consolidated balance sheets as total assets.

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

Expenses incurred for certain R&D activities, including expenses associated with particular activities performed by contract research organizations, investigative sites in connection with clinical trials and contract manufacturing organizations, are recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to us by our vendors on actual activities completed or costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of expense recognition. Expenses for R&D activities incurred that have yet to be invoiced by the vendors that perform the related activities are reflected as clinical trial accrued liabilities in the accompanying consolidated financial statements. Advance payments, if any, for goods or services to be received in the future for R&D activities are deferred and capitalized as prepaid expenses and other current assets in the

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

accompanying consolidated balance sheets. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

N.Stock-based compensation

Compensation costs related to equity instruments granted are recognized at the grant-date fair value, which is amortized as compensation expense on a straight-line basis over the requisite service period (generally, the vesting period) for both graded and cliff vesting awards. We have elected to account for forfeitures as they occur.

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

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

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

Certain transactions are settled in foreign currency and are thus translated to U.S. dollars at the rate of exchange in effect at the end of each month. Gains and losses resulting from the translation are included in other income or expense in the accompanying consolidated statements of operations.

Q.Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Comprehensive loss includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. Comprehensive loss currently consists of net loss and changes in foreign currency translation adjustments.

R.Loss per share of common stock

Basic earnings or loss per share of common stock is computed by dividing net income or loss available to stockholders of common stock by the weighted average number of shares of common stock. Diluted earnings per share of common stock is computed by dividing net income or loss available to stockholders of common stock by the sum of the weighted average number of shares of common stock and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Potentially dilutive securities include convertible preferred stock, outstanding stock options, non-vested restricted stock units (“RSUs”) and outstanding warrants. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share of common stock by application of the treasury stock method, except if its impact is anti-dilutive. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities. For additional information, see Note 10. Loss per share of common stock.

S.Concentrations

Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist of cash. As of December 31, 2024, our cash is held by one financial institution in the U.S., and we believe that the financial institution is financially sound. Accordingly, minimal credit risk exists with the financial institution.

Supplier Risk

In 2022, we entered into an exclusive license agreement (the “2022 License Agreement”) with Dong-A ST Co., Ltd. (“Dong-A”), a related party, which requires Dong-A to be the sole manufacturer for the production of DA-1241 and DA-1726. If any issues arise in the manufacturing and we are unable to arrange for alternative third-party manufacturing sources, or unable to find an alternative third party capable of reproducing the existing manufacturing method or unable to do so on commercially reasonable terms or in a timely manner, we may not be able to complete the development of DA-1241 or DA-1726.

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

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

U.Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. Adjustments have been made to the consolidated balance sheets to reclassify the presentation of certain current liabilities related to clinical trial accrued liabilities of $3.0 million and related party payable of $0.8 million from accrued expenses and other current liabilities. These reclassifications had no effect on the reported total current liabilities in the consolidated balance sheets.

2. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2024	2023
Insurance	$5	$—
Deposits	16	39
Other prepaid expenses	34	38
Total	$55	$77

3. Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2024	2023
Office equipment	$88	$80
Less accumulated depreciation	(54)	(34)
Property and equipment, net	$34	$46

We recorded depreciation expense of $20 thousand and $6 thousand for 2024 and 2023, respectively, which was included in general and administrative operating expenses in the accompanying consolidated statements of operations.

4. Current liabilities

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Employee related costs	$713	$118
Professional service fees	17	308
Other	55	166
Total	$785	$592

Warrant liabilities

Changes to our warrant liabilities are summarized as follows (in thousands):

Total
As of January 1, 2023	$10,796
Reclassification of warrant liabilities upon exercise of warrants	(7,183)
Change in fair value of warrant liabilities	(2,955)
As of December 31, 2023	658
Change in fair value of warrant liabilities	(297)
As of December 31, 2024	$361

Our warrant liabilities relate to the 2022 Series A warrants and 2022 Series B warrants, both of which were issued in November 2022. These warrants are considered to be derivative instruments; accordingly, we recorded their estimated fair value as warrant

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

liabilities. We estimated the fair value of these warrants using the trading market price of our common stock due to a cashless exercise provision of these warrants whereby eight warrants can be exercised for one share of common stock for no additional consideration, which results in the warrant exercise price to be zero.

5.Related party

License agreement with Dong-A for DA-1241 and DA-1726

In September 2022, we entered into the 2022 License Agreement with Dong-A pursuant to which we received an exclusive global license (except for the territory of the Republic of Korea) for two proprietary compounds for specified indications upon meeting certain financing milestones. The 2022 License Agreement covers the rights to DA-1241 for treatment of MASH and DA-1726 for treatment of obesity and MASH. The 2022 License Agreement also provides that we may develop DA-1241 for the treatment of T2DM.

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

Under the terms of the 2022 License Agreement, we had previously expensed $8.2 million of IPR&D in 2022 as the 2022 License Agreement did not include any processes or activities constituting a “business” acquired since none of the rights underlying the Dong-A License Agreement had alternative future uses or had reached a stage of technological feasibility. Also, Dong-A will be eligible to receive (i) regulatory milestone payments of up to $178 million for DA-1726 and $138 million for DA-1241, dependent upon the achievement of specific regulatory developments; (ii) commercial-based milestone payments, dependent upon the achievement of specific commercial developments; and (iii) single digit royalties on net sales received by us from the commercial sale of products covering DA-1241 or DA-1726. The term of the 2022 License Agreement continues on a product-by-product and country-by country basis until the later of (i) the fifth anniversary of the first commercial sale of such product in such country, (ii) the expiration or termination of the last valid patent claim that covers a product in such country and (iii) the loss of regulatory exclusivity for such product in such jurisdiction. Either Dong-A or MetaVia may terminate the 2022 License Agreement (i) if the other party is in material breach of the agreement and has not cured or started to cure the breach within 60 days of notice of such breach; provided that if the breach cannot be cured within the 60-day period and the breaching party started to remedy the breach, if such breach is not cured within 90 days of receipt of written notice, or (ii) if the other party is subject to a bankruptcy or insolvency event (subject to a 30-day cure period in the case of a petition for bankruptcy).

As of December 31, 2024, there were no potential milestones under the 2022 License Agreement that were yet considered probable; therefore, no liabilities were recorded.

As of December 31, 2024, Dong-A owns approximately 62% of our outstanding common stock.

Shared services agreement with Dong-A

In September 2022, in conjunction with the 2022 License Agreement, we entered into the Shared Services Agreement with Dong-A, relating to DA-1241 and DA-1726. The Shared Services Agreement provides that Dong-A may provide technical support, preclinical development, and clinical trial support services on terms and conditions acceptable to both parties. In addition, the Shared Services Agreement provides that Dong-A will manufacture all of our clinical requirements of DA-1241 and DA-1726 under the terms provided in the Shared Services Agreement.

Either party may terminate the Shared Services Agreement for the other party’s material breach that is not cured within 30 days of notice. Dong-A may also terminate the Shared Services Agreement in part on a service-by-service or product-by-product basis upon a breach by us which is not cured within 30 days.

We incurred R&D expenses of $4.9 million and $2.4 million for 2024 and 2023, respectively, under the Shared Services Agreement, which are included in operating expenses in the accompanying consolidated statement of operations. As of December 31, 2024 and 2023, we have amounts payable to Dong-A of $1.5 million and $0.8 million, respectively, under the Shared Services Agreement, which is included in related party payable in the accompanying consolidated balance sheets. We did not incur any expenses or liabilities under the Shared Services Agreement in 2022.

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

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

6. Commitments and contingencies

Operating lease

In August 2023, we entered into a non-cancelable operating lease for our corporate headquarters in Cambridge, Massachusetts. The initial lease term is for three years with an option to renew for an additional two-year term. The lease commenced in September 2023 and expires in August 2026. We recorded lease rental expenses of $0.1 million and $29 thousand for 2024 and 2023, respectively, and made lease cash payments of $0.1 million and $28 thousand for 2024 and 2023, respectively.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2024 (in thousands):

Operating
Lease
2025	$89
2026	60
Total lease payments	149
Less effect of discounting	(13)
Total	136
Short-term portion	78
Long-term portion	$58

As of December 31, 2024 and 2023, our lease liability, which represents the net present value of future lease payments, was calculated utilizing a discount rate of 11%, which corresponds to our estimated incremental borrowing rate.

Additionally, in January 2024, we terminated a short-term operating lease for our former corporate headquarters located in Boston, Massachusetts. There were no lease rental expense or lease cash payment for 2024 for our former corporate headquarters and we recorded a lease rental expense and made lease cash payments of $22 thousand for 2023.

Contingent payments and license agreements

We have certain contractual contingent payments under various merger or license agreements executed between 2019 and 2020 for our legacy therapeutic programs. Since we have discontinued the clinical development of our legacy therapeutic programs, we believe any contractual payments to be paid by us or to be received by us under these agreements are remote. Therefore, as of December 31, 2024, no liabilities or assets were recorded in the accompanying consolidated financial statements for our legacy therapeutic programs.

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

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

Employment agreements

We have entered into employment agreements with certain of our executives that provide for compensation and certain other benefits. Under certain circumstances, including a change in control, some of these agreements provide for severance or other payments, if those circumstances occur during the term of the employment agreement.

Employee benefit plan

We adopted a 401(k) defined contribution plan in November 2018, which became effective in January 2019, for all employees over age 21. Employees can defer up to 90% of their compensation through payroll withholdings into the plan subject to federal law limits. Discretionary employer matches vest over a six-year period beginning on the second anniversary of an employee’s date of hire. Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. No matching contributions were made for 2024 and 2023.

7.Stockholders’ equity

Common stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock when outstanding. The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Common stockholders are entitled to receive dividends at the sole discretion of our Board. There have been no dividends declared on common stock to date as of December 31, 2024. In the event of any liquidation, dissolution, or winding-up of MetaVia, the holders of common stock shall be entitled to share in the remaining assets of MetaVia available for distribution post preferential distributions made to any holders of our preferred stock.

The Offering

Securities purchase agreements

In June 2024, we entered into and closed on two securities purchase agreements (the “Offering”) with an institutional investor and Dong-A, and received aggregate gross proceeds of $20.0 million, of which $10.0 million was received from Dong-A. The Offering was comprised of (i) 3,307,889 shares of common stock at a purchase price of $3.93 per share, (ii) pre-funded warrants to purchase up to 1,781,171 shares of common (the “Pre-Funded Warrants”) at a purchase price of $3.929 per warrant, (iii) Series A warrants to purchase 5,089,060 shares of common stock (the “Series A Warrants”), and (iv) Series B warrants to purchase up to 7,633,591 shares of common stock (the “Series B Warrants”). Collectively, the Series A Warrants and the Series B Warrants are referred to as “PIPE Common Warrants.” Of the total shares of common stock issued in the Offering, 763,359 shares were sold to an institutional investor.

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

The Series A Warrants will expire on the earlier of the twelve month anniversary of the Stockholder Approval Date and within 60 days following the public announcement of the Company receiving positive Phase 1 multiple ascending dose (“MAD”) data readout for DA-1726, and the Series B Warrants will expire on the earlier of the five-year anniversary of the Stockholder Approval Date and within six months following the public announcement of the Company receiving positive Phase 1 Part 3 data readout for DA-1726. Based on the terms of the PIPE Common Warrants, we have concluded that the accounting classification of the PIPE Common Warrants is to be stockholders’ equity.

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

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

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

Placement agent

We paid the placement agent a cash fee equal to 7.0% of the gross proceeds of the Offering received from a certain institutional investor and $0.1 million for non-accountable expenses and clearing costs. In addition, we issued warrants to the placement agent’s designees (“Placement Agent Warrants”) to purchase up to 127,227 shares of common stock (which represents 5% of the sum of the shares of common stock and Pre-Funded Warrants sold to the institutional investor in the Offering) at an exercise price of $4.9125 per share (which represents a premium of 125% of the offering price per share of common stock in the Offering). The Placement Agent Warrants will be exercisable beginning on the effective date of the Stockholder Approval Date and will expire on the earlier of (i) two years after the date that the shares of common stock underlying the Placement Agent Warrants are registered pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, which occurred on July 24, 2024, and (ii) June 23, 2029. The grant date fair value of the Placement Agent Warrants was $0.3 million, which represents a non-cash issuance cost. The weighted average grant date fair value per share of these Placement Agent Warrants was $2.73, which was determined using the Black-Scholes option pricing model. Based on the terms of the Placement Agreement Warrants, we have concluded that the accounting classification of the Placement Agent Warrants is stockholders’ equity in the accompanying consolidated balance sheets.

Upon the exercise for cash of any PIPE Common Warrants issued to a certain institutional investor, we shall pay the placement agent (i) a cash fee of 7.0% of the aggregate gross exercise price paid in cash with respect thereto and (ii) a non-cash fee in the form of additional warrants to purchase the number of shares of common stock equal to 5.0% of the aggregate number of such shares of common stock underlying such warrants. The cash fee payable to the placement agent for any PIPE Common Warrants exercised by the institutional investor is accounted for as a contingent commitment and will be recorded as an offset to any gross proceeds received from any future exercises of PIPE Common Warrants by the institutional investor. The non-cash fee payable to the placement agent for any PIPE Common Warrants exercised by the institutional investor is accounted for as contingent warrants (“Placement Agent Contingent Warrants”) to purchase up to 318,067 shares of common stock, which is subject to performance criteria of the institutional investor regarding any exercise for cash of any PIPE Common Warrants with an assumed grant date of the Offering closing date, and an exercise price of $4.9125 per share. The weighted average grant date fair value per share of these Placement Agent Contingent Warrants was $3.43, which was determined using the Black-Scholes option pricing model. Based on the terms of the placement agent engagement letter, we have concluded that the accounting classification of the Placement Agent Contingent Warrants is to be stockholders’ equity. On each balance sheet reporting date, we will need to assess whether it is probable for us to issue warrants to the placement agent based on whether it is probable for any PIPE Common Warrants to be exercised by the institutional investor. As of December 31, 2024, we determined that the issuance of additional warrants to the placement agent is not yet probable; accordingly, the Placement Agent Contingent Warrants had no impact on the consolidated balance sheets.

Warrants

The following warrants were outstanding as of December 31, 2024 and 2023:

	Shares of Common Stock Issuable
	for Outstanding Warrants
	As of December 31,		Exercise	Expiration
Warrant Issuance	2024	2023	Price	Date
July 2018 (1)	6	6	$44,820.00	July 2028
April 2020 (1)	159	159	$3,000.00	April 2025
January 2021 (1)	10,421	10,421	$1,447.20	July 2026
October 2021 (1)	15,390	15,390	$900.00	April 2025
November 2022 Series B (2)	177,938	177,938	$0.00	December 2027
June 2024 Placement Agent (3)	127,227	—	$4.91	July 2026
June 2024 Pre-Funded (4)	1,430,000	—	$0.00	no expiration date
June 2024 Series A (5)	5,089,060	—	$3.93	September 2025 (latest date)
June 2024 Series B (6)	7,633,591	—	$3.93	September 2029 (latest date)
Total	14,483,792	203,914

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

(1)	The number of outstanding and exercisable warrants is equal to the number of shares of common stock issuable for outstanding warrants.
(2)	The number of outstanding and exercisable warrants of 1,423,504 represent eight times the number of shares of common stock issuable for these warrants. These warrants have a cashless exercise provision whereby eight warrants can be exercised for one share of common stock for no additional consideration, which renders the $3.00 per warrant exercise price to be zero. In 2023, 6,843,666 Series B warrants issued in November 2022 were exercised for 855,458 shares of our common stock.
(3)	These warrants are exercisable at any time from the Stockholder Approval Date and expire two years after a resale registration statement covering the shares of common stock issuable upon the exercise of the warrants hereunder becomes effective with the SEC. In July 2024, a resale registration statement was filed with the SEC and became effective.
(4)	These warrants are exercisable immediately upon their issuance in June 2024 and are considered to be perpetual warrants without any expiration date. Additionally, in the third quarter of 2024, 351,171 Pre-Funded Warrants were exercised for an equivalent number of shares of our common stock.
(5)	These warrants are exercisable at any time from the Stockholder Approval Date and expire earlier of (i) the twelve months anniversary of the Stockholder Approval Date, and (ii) the 60th day following the date on which the Company publicly announces the receiving of positive Phase 1 MAD data readout for DA-1726.
(6)	These warrants are exercisable at any time from the Stockholder Approval Date and expire on the earlier of (i) the five-year anniversary of the Stockholder Approval Date and (ii) the six months anniversary following the date on which the Company publicly announce the receiving of positive Phase 1, Part 3 data readout for DA-1726.

Additionally, on a cashless basis, 6,768,837 Series A warrants issued in November 2022 were exercised in 2023 for 846,105 shares of our common stock. As of December 31, 2023, all Series A warrants were fully exercised for shares of our common stock.

Stock-based compensation

Stock-based compensation expense was included in general and administrative and research and development as follows (in thousands):

	Year Ended December 31,
	2024	2023
General and administrative	$366	$178
Research and development	172	44
Total stock-based compensation	$538	$222

Stock-based award plans

In December 2019, in connection with a merger, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). Additionally, we adopted the 2021 Inducement Plan in November 2021 and the Amended and Restated 2022 Equity Incentive Plan (the “2022 Plan”) in December 2022. The 2019 Plan, 2021 Inducement Plan and 2022 Plan provide for the grant of stock options, restricted stock, RSUs and other equity awards of our common stock to employees, officers, consultants, and directors. Stock options granted under any of these plans expire within a period of not more than ten years from the date of grant.

With the adoption of the 2022 Plan, no additional shares may be added to or granted from the 2019 Plan, and any shares related to forfeited awards are carryover to the 2022 Plan. In June 2024, in connection with the 2024 Annual Meeting of Stockholders, our stockholders approved an amendment (the “Amendment”) to our 2022 Plan. Pursuant to the terms and conditions of the Amendment, the 2022 Plan was amended to:

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

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

Incentive Stock Options (as defined in the 2022 Plan) to 1 million shares of the common stock plus the amount of any increase in the number of shares that may be available for issuance pursuant to the annual increase described above, but in no event more than 15 million shares of the common stock issued as incentive stock options.

The following table summarizes the outstanding awards issued pursuant to our stock-based award plans and inducement grants as of December 31, 2024 and the remaining shares of common stock available for future issuance:

			Remaining shares of
	Stock		common stock available
Plan Name	Options	RSUs	for future issuance
2019 Plan	1,575	—	—
2022 Plan	3,125	175,086	356,992
2021 Inducement Plan	—	—	4,166
Total	4,700	175,086	361,158

For stock options and RSUs granted under the 2019 Plan and 2022 Plan as of December 31, 2024, unrecognized stock-based compensation costs totaled $0.6 million. The unrecognized stock-based costs are expected to be recognized as an expense over a weighted average period of 1.7 years.

RSUs

The following table summarizes the status of our RSUs and related transactions for the period presented (in thousands, except share and per share amounts):

	Outstanding			Vested and Deferred Release
	Shares of	Average		Shares of	Average
	Common Stock	Grant Date	Aggregate	Common Stock	Grant Date	Aggregate
	Issuable	Fair Value	Fair	Issuable	Fair Value	Intrinsic
	for RSUs	Price	Value	for RSUs	Price	Value
As of January 1, 2023	—	$—	$—	—	$—	$—
Granted	173,395	4.45
Forfeited/cancelled	(7,032)	4.04
Vested and released	(25,002)	3.99	100
Vested and deferred release				5,469	4.02
As of December 31, 2023	141,361	4.55	523	5,469	4.02	20
Granted	120,129	4.56
Vested and released	(86,404)	4.31	284
Vested and deferred release				7,554	4.44
As of December 31, 2024	175,086	$4.68	$355	13,023	$4.26	$26

Stock options

The following table summarizes the status of our outstanding and exercisable options and related transactions for the period presented (in thousands, except share and per share amounts):

	Outstanding			Exercisable
	Shares of		Weighted	Shares of		Weighted
	Common	Weighted	Average	Common	Weighted	Average
	Stock	Average	Remaining	Stock	Average	Remaining
	Issuable	Exercise	Contractual	Issuable	Exercise	Contractual
	for Options	Price	Term (years)	for Options	Price	Term (years)
As of January 1, 2023	4,560	$796.96	8.5	2,238	$1,173.60	8.1
Granted	3,125	5.36
Forfeited and cancelled	(2,985)	596.32
As of December 31, 2023	4,700	398.30	8.6	4,577	391.04	8.6
As of December 31, 2024	4,700	$398.30	7.5	4,695	$398.46	7.5

The aggregate intrinsic value of our outstanding and exercisable options was zero as of January 1, 2023 and December 31,

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

2023 and 2024.

Grant date fair value of RSUs, stock options and warrants

We estimated the grant date fair value of RSUs granted to employees, consultants, and directors based on the closing sales price of our common stock as reported on Nasdaq on the date of grant. We estimated the grant date fair value of stock options and warrants granted to employees, consultants, and directors using the Black-Scholes option pricing model.

The following table sets forth the fair value per share of Placement Agent Warrants granted in 2024 and the weighted average fair value per share of stock options granted in 2023 and the assumptions used in the Black-Scholes option-pricing model:

	Placement Agent
		Contingent	Stock
	Warrants	Warrants	Options
	Granted in	Granted in	Granted in
	June 2024	June 2024	March 2023
Weighted average fair value	$2.73	$3.43	$3.63
Expected stock price volatility	140.0%	127.0%	82.9%
Expected term (years)	2.1	5.7	5.0
Expected dividend yield	—%	—%	—%
Risk-free interest rate	4.63%	4.31%	3.54%

8.Significant segment expenses

The following table sets forth the significant segment expenses that are regularly provided to our CODM:

	Year Ended December 31,
	2024	2023
Operating expenses
Research and development
Clinical trial	$14,441	$5,100
Costs under the Shared Services Agreement with Dong-A (related party)	4,930	2,438
Employee compensation and benefits	1,606	461
Consulting	288	483
Other (1)	288	676
Total research and development	21,553	9,158
General and administrative
Legal and professional fees	2,864	3,007
Consulting	1,533	1,961
Employee compensation and benefits	1,659	620
Other (2)	1,200	1,140
Total general and administrative	7,256	6,728
Total operating expenses	$28,809	$15,886
(1)	Other R&D expenses include non-clinical and preclinical services and other R&D expenditures.
(2)	Other G&A expenses include insurance, software license fees, non-income state taxes, lease rental expenses and other G&A expenditures.

9.Income taxes

Our loss before income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023
United States	$(27,592)	$(12,468)
Foreign	—	(2)
Loss before income taxes	$(27,592)	$(12,470)

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

The components of our income tax provision are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Income tax (benefit) expense:
Current
United States	$—	$—
Foreign	—	—
Total current income tax (benefit) expense	—	—
Deferred
United States	(8,401)	(3,424)
Foreign	—	176
Total deferred income tax (benefit) expense	(8,401)	(3,248)
Change in valuation allowance - United States	8,401	3,424
Change in valuation allowance - Foreign	—	(176)
Provision for income taxes	$—	$—

Our effective tax rate for 2024 and 2023 was zero percent. A reconciliation between income tax computed at the statutory U.S. federal statutory rate and the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
Income taxes at federal statutory rate	21.0%	21.0%
State income tax, net of federal benefit	6.0	3.0
Change in state tax rate	2.5	(1.4)
Change in fair value of warrant liabilities	0.3	5.7
Other	0.6	(0.8)
Valuation allowance	(30.4)	(27.5)
Effective tax rate	—%	—%

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Gross deferred income tax assets:
Federal and state operating loss carryforwards	$4,959	$2,107
Acquired intangibles	3,000	2,803
Stock-based compensation	458	392
Lease liability	37	49
Capitalized R&D expenses	7,516	2,315
Other	118	34
R&D credit carryforwards	26	26
Total gross deferred income tax assets	16,114	7,726
Valuation allowance - U.S. federal	(16,077)	(7,676)
Gross deferred tax assets, net of valuation allowance	37	50
Gross deferred tax liabilities:
ROU asset	(36)	(49)
Other	(1)	(1)
Gross deferred income tax liabilities	(37)	(50)
Deferred income tax assets, net	$—	$—

The realization of our deferred income tax assets is primarily dependent upon future taxable income, if any, and such income is uncertain in both amount and timing. We have had significant pre-tax losses since our inception, and we have not yet generated revenues and face significant challenges to becoming profitable. Accordingly, we have recorded a valuation allowance of $16.1 million and $7.7 million as of December 31, 2024 and 2023, respectively. U.S. federal deferred income tax assets will continue to require a valuation allowance until we can demonstrate their realizability through sustained profitability or another source of income.

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

As of December 31, 2024 and 2023, our U.S. federal net operating loss (“NOL”) carryforwards were $18.5 million and $8.8 million, respectively. We had $24 thousand of U.S. federal R&D credit carryforwards as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, we had state NOL carryforwards of $17.4 million and $4.4 million. We had $2 thousand of state R&D credit carryforwards as of December 31, 2024 and 2023. Since our U.S. federal net operating losses were incurred after December 31, 2017, our U.S NOL will not expire. Our state NOL and U.S federal and R&D credit carryforwards will begin to expire in 2042, if not utilized. Lastly, since the foreign subsidiary that generated the foreign losses was dissolved and liquidated in June 2023, the recorded value of foreign NOL and related deferred tax asset have been reduced to zero as of December 31, 2023.

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

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2024 and 2023, and as such, no interest or penalties were recorded to income tax expense.

Our U.S. corporate tax returns are subject to examination beginning with the 2019 tax year for U.S. federal and state jurisdictions, and beginning with the 2019 tax year for one foreign jurisdiction.

10.Loss per share of common stock

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(27,592)	$(12,470)
Denominator:
Weighted average shares of common stock, basic	7,757,128	5,071,101
Effect of dilutive securities	—	—
Weighted average shares of common stock, diluted	7,757,128	5,071,101
Loss per share of common stock, basic and diluted	$(3.56)	$(2.46)

For each of the periods presented in the above table, our basic weighted average shares of common stock include any outstanding (i) November 2022 Series A warrants, (ii) November 2022 Series B warrants, (ii) June 2024 Pre-Funded Warrants and (iii) vested RSUs in which their release was deferred in accordance with the respective award agreement during the respective period.

Since we reported a net loss for 2024 and 2023, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per share of common stock and our basic and diluted weighted average shares of common stock are the same for 2024 and 2023.

The following table sets forth the outstanding securities as of the periods presented which were not included in the calculation of diluted earnings per share of common stock for 2024 and 2023:

	As of December 31,
	2024	2023
Stock options	4,700	4,700
RSUs	162,063	141,361
Warrants	12,875,854	25,976

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

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

The following table sets forth our financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of December 31, 2024				As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$361	$—	$361	$—	$658	$—	$658	$—
Total	$361	$—	$361	$—	$658	$—	$658	$—

We estimated the fair value of our warrant liabilities using the trading market price of our common stock due to a cashless exercise provision of these warrants whereby eight warrants can be exercised for one share of common stock for no additional consideration, which results in the warrant exercise price to be zero. Accordingly, our warrant liabilities were considered to be Level 2 of the fair value hierarchy.