Form 10-Q
period 2025-03-31
MetaVia Inc.
filed 2025-05-14
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

As of May 14, 2025, the registrant had 19,564,214 shares of common stock, $0.001 par value per share, issued and outstanding.

METAVIA INC.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Report”) to “we,” “us,” “the Company,” “MetaVia,” “the Registrant” and “our” refer to MetaVia Inc. and its subsidiaries.

Special Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding our ability to execute our commercial strategy; our expectations regarding the sufficiency of our existing cash on hand to fund our operations; the timeline for regulatory submissions, regulatory steps and potential regulatory approval of our current and future product candidates; the ability to realize the benefits of the license agreement with Dong-A ST Co., Ltd., a related party (“Dong-A ST”), including the impact on our future financial and operating results; the ability to integrate the product candidates into our business in a timely and cost-efficient manner; the cooperation of our contract manufacturers, clinical study partners and others involved in the development of our current and future product candidates; our ability to initiate clinical trials on a timely basis; our planned clinical trials and our ability to recruit subjects for our clinical trials; the costs related to the license agreement, known and unknown, including costs of any litigation or regulatory actions relating to the license agreement; the changes in applicable laws or regulations; and the effects of changes to our stock price on the terms of the license agreement and any future fundraising and other risks and uncertainties described in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”), and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation, the possibility that regulatory authorities do not accept our applications or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in this Report and our other filings with the SEC.

Part I - Financial Information

Item 1.Financial Statements

MetaVia Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$11,190	$16,017
Prepaid expenses and other current assets	771	55
Total current assets	11,961	16,072
Property and equipment, net	30	34
Right-of-use asset	115	133
Other assets	21	21
Total assets	$12,127	$16,260
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,054	$3,879
Clinical trial accrued liabilities	1,230	1,696
Accrued expenses and other current liabilities	696	785
Warrant liabilities	274	361
Related party payable	2,375	1,472
Lease liability, short-term	81	78
Total current liabilities	7,710	8,271
Lease liability, long-term	37	58
Total liabilities	7,747	8,329
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized and no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share, 100,000 shares authorized as of March 31, 2025 and December 31, 2024; 8,655 and 8,637 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	9	9
Additional paid–in capital	143,899	143,779
Accumulated deficit	(139,528)	(135,857)
Total stockholders’ equity	4,380	7,931
Total liabilities and stockholders’ equity	$12,127	$16,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Operations

(Unaudited - In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$2,327	$4,904
General and administrative	1,559	1,977
Total operating expenses	3,886	6,881
Loss from operations	(3,886)	(6,881)
Other income (expense)
Change in fair value of warrant liabilities	87	(70)
Interest income	128	237
Total other income	215	167
Loss before income taxes	(3,671)	(6,714)
Provision for income taxes	—	—
Net loss and comprehensive net loss	$(3,671)	$(6,714)
Loss per share of common stock, basic and diluted	$(0.36)	$(1.32)
Weighted average shares of common stock, basic and diluted	10,264,202	5,089,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited - In thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
As of January 1, 2024	4,906	$5	$124,945	$(108,265)	$16,685
Stock-based compensation	—	—	105	—	105
Net loss	—	—	—	(6,714)	(6,714)
As of March 31, 2024	4,906	$5	$125,050	$(114,979)	$10,076

As of January 1, 2025	8,637	$9	$143,779	$(135,857)	$7,931
Issuance of stock for vested restricted stock units	18	—	(12)	—	(12)
Stock-based compensation	—	—	132	—	132
Net loss	—	—	—	(3,671)	(3,671)
As of March 31, 2025	8,655	$9	$143,899	$(139,528)	$4,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(3,671)	$(6,714)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	132	105
Non-cash lease expense	—	1
Depreciation	4	4
Change in fair value of warrant liabilities	(87)	70
Change in operating assets and liabilities
Prepaid expenses and other assets	(716)	(699)
Accounts payable	(825)	1,258
Accrued and other liabilities	348	(467)
Net cash used in operating activities	(4,815)	(6,442)
Investing activities
Purchases of property and equipment	—	(5)
Net cash used in investing activities	—	(5)
Financing activities
Payment of employee withholding taxes related to shares withheld from issuance for vested restricted stock units	(12)	—
Net cash used in financing activities	(12)	—
Net decrease in cash	(4,827)	(6,447)
Cash at beginning of period	16,017	22,435
Cash at end of period	$11,190	$15,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.Business, basis of presentation, new accounting standards and summary of significant accounting policies

General

MetaVia Inc. (the “Company”), a Delaware corporation, and its subsidiaries are referred to collectively in these notes to the condensed consolidated financial statements of the Company as “MetaVia,” “we,” “our” and “us.” We are a clinical-stage biotechnology company focused primarily on developing novel pharmaceuticals to treat cardiometabolic diseases. MetaVia has two programs focused primarily on the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) and obesity, DA-1241 and DA-1726.

While we primarily focus our financial resources and management’s attention on the development of DA-1241 and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases on which we are not planning to advance development and have, or continue to consider for, out-licensing and divestiture opportunities.

Our operations have consisted principally of performing research and development (“R&D”) activities, which include preclinical developments and clinical trials, and raising capital. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved.

Going concern

As reflected in the condensed consolidated financial statements, we had $11.2 million in cash as of March 31, 2025. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $139.5 million as of March 31, 2025. We have incurred a net loss of $3.7 million and net cash used in operating activities of $4.8 million for the three months ended March 31, 2025. Due in large part to the ongoing Phase 2a clinical trial for DA-1241 and Phase 1 clinical trial for DA-1726, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

We plan to continue to fund our operations from equity offerings, debt financing, or other sources, potentially including collaborations, out-licensing and other similar arrangements. However, there can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all, or that the Series A and Series B warrants issued in June 2024 will be exercised. To the extent that we can raise additional funds by issuing equity securities or in the event our existing warrants are exercised, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, we may slow down or stop our ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on us.

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

A.Basis of presentation

We prepared the condensed consolidated financial statements following the requirements of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the U.S. (“GAAP”) for complete financial statements can be condensed or omitted. However, except as disclosed herein, there has been no material change in the information disclosed in the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”).

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Revenues, expenses, assets, liabilities, and equities can vary during each quarter of the year. Therefore, the results and trends in these condensed consolidated financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair statement of the condensed consolidated financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2024 Form 10-K. Certain amounts in the condensed consolidated financial statements and accompanying notes may not add up due to rounding, and all percentages have been calculated using unrounded amounts.

B.New accounting standards

Adoption of new accounting standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to improve the transparency of income tax disclosures by amending the required rate reconciliation disclosures as well as requiring disclosure of income taxes paid disaggregated by jurisdiction. As amended, the rate reconciliation disclosure will be required to be presented in both percentages and reporting currency amounts, with consistent categories and greater disaggregation of information. This ASU also includes amendments intended to improve the effectiveness of income tax disclosures and eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. This ASU is effective for annual periods beginning after December 15, 2024. We do not expect the adoption of ASU 2023-09 to have a significant impact on our consolidated financial statements and accompanying notes for the year ended December 31, 2025.

Accounting standards issued but not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to the consolidated financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to the consolidated financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. In January 2025, the FASB issued ASU 225-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting period beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU to our notes to the consolidated financial statements and processes.

Other recently issued accounting standards not yet adopted by us are not expected, upon adoption, to have a material impact on our condensed consolidated financial statements.

C.Estimates and assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in our condensed consolidated financial statements relate to clinical trial costs and accruals, classification of warrants as derivative liability or equity, and the fair value of stock-based compensation and warrants. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

D.Significant accounting policies

Our significant accounting policies are described in “Note 1. Business, basis of presentation, new accounting standards and summary of significant accounting policies” in the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, which is included in our 2024 Form 10-K. Except as disclosed below, there have been no material changes to the Company’s significant accounting policies.

Segment reporting

We manage and operate as one reportable segment, which is principally the business of development of pharmaceutical products, with one geographic location in the United States. We do not operate separate lines of business with respect to each pharmaceutical product being studied in a clinical environment. Our Chief Operating Decision Maker ("CODM") is our chief executive officer. The CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources. The measure of performance used by the CODM to assess segment performance is reported on the consolidated statements of operations as loss from operations and net loss. Since the Company only has one reportable segment, our CODM does not need to decide on how to allocate resources between segments. The measure of segment assets is reported on the consolidated balance sheets as total assets.

2. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Insurance	$360	$5
Deposits	2	16
Other prepaid expenses	409	34
Total	$771	$55

3. Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Office equipment	$88	$88
Less accumulated depreciation	(58)	(54)
Property and equipment, net	$30	$34

We recorded depreciation expense of $4 thousand for the three months ended March 31, 2025 and 2024, which was included in general and administrative operating expenses in the accompanying condensed consolidated statements of operations.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

4. Current liabilities

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Employee related costs	$666	$713
Professional service fees	15	17
Other	15	55
Total	$696	$785

Warrant liabilities

Changes to our warrant liabilities are summarized as follows (in thousands):

Total
As of January 1, 2024	$658
Change in fair value of warrant liabilities	70
As of March 31, 2024	$728

As of January 1, 2025	$361
Change in fair value of warrant liabilities	(87)
As of March 31, 2025	$274

Our warrant liabilities relate to the 2022 Series B warrants, which were issued in November 2022. These warrants are considered to be derivative instruments; accordingly, we recorded their estimated fair value as warrant liabilities. We estimated the fair value of these warrants using the trading market price of our common stock due to a cashless exercise provision of these warrants whereby eight warrants can be exercised for one share of common stock for no additional consideration, which results in an effective per warrant exercise price of zero.

5.Related party

We entered into a license agreement with Dong-A ST Co., Ltd. (“Dong-A ST”) pursuant to which we received an exclusive global license (except for the territory of the Republic of Korea) for two proprietary compounds for specified indications (the “2022 License Agreement”) upon meeting certain financing milestones. The 2022 License Agreement covers the rights to DA-1241 for treatment of MASH and DA-1726 for treatment of obesity and MASH. The 2022 License Agreement also provides that we may develop DA-1241 for the treatment of type 2 diabetes mellitus.

In connection with the 2022 License Agreement, we entered into a shared services agreement with Dong-A ST (the “Shared Services Agreement”), relating to DA-1241 and DA-1726, pursuant to which Dong-A ST may provide technical support, preclinical development, and clinical trial support services on terms and conditions acceptable to both parties. In addition, the Shared Services Agreement provides that Dong-A ST will manufacture all of our clinical requirements of DA-1241 and DA-1726 under the terms provided in the Shared Services Agreement.

We incurred R&D expenses of $1.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, under the Shared Services Agreement, which are included in operating expenses: research and development in the accompanying condensed consolidated statements of operations. The aggregate amount payable to Dong-A ST is $2.4 million and $1.5 million as of March 31, 2025 and December 31, 2024, respectively, under the Shared Services Agreement, which are included in related party payable in the accompanying condensed consolidated balance sheets.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

For additional information on the 2022 License Agreement, the Shared Service Agreement and other agreements with Dong-A ST, refer to “Note 5. Related party” in the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, which is included in our 2024 Form 10-K.

6.Stockholders’ equity

Warrants

The following tables summarize our outstanding warrants:

	Shares of Common Stock Issuable
	for Outstanding Warrants
	As of		Exercise	Expiration
Warrant Issuance	March 31, 2025	December 31, 2024	Price	Date
July 2018 (1)	6	6	$44,820.000	July 2028
April 2020 (1)	159	159	$3,000.000	April 2025
January 2021 (1)	10,421	10,421	$1,447.200	July 2026
October 2021 (1)	15,390	15,390	$900.000	April 2025
November 2022 Series B (2)	177,938	177,938	$0.000	December 2027
June 2024 Placement Agent (3)	127,227	127,227	$4.913	July 2026
June 2024 Pre-Funded (4)	1,430,000	1,430,000	$0.001	No expiration date
June 2024 Series A (5)	5,089,060	5,089,060	$3.930	June 2025
June 2024 Series B (6)	7,633,591	7,633,591	$3.930	September 2029 (latest date)
Total	14,483,792	14,483,792
(1)	The number of outstanding and exercisable warrants is equal to the number of shares of common stock issuable for outstanding warrants.
(2)	The number of outstanding and exercisable warrants of 1,423,504 represents eight times the number of shares of common stock issuable for these warrants. These warrants have a cashless exercise provision whereby eight warrants can be exercised for one share of common stock for no additional consideration, which renders the $3.00 per warrant exercise price to be zero. In 2023, 6,843,666 Series B warrants issued in November 2022 were exercised for 855,458 shares of our common stock.
(3)	These warrants are exercisable at any time from September 18, 2024 (“Stockholder Approval Date”) and expire in July 2026.
(4)	These warrants are exercisable immediately upon their issuance in June 2024 and are considered to be perpetual warrants without any expiration date (“June 2024 Pre-Funded Warrants”).
(5)These warrants are exercisable at any time from the Stockholder Approval Date and expire in June 2025.
(6)These warrants are exercisable at any time from the Stockholder Approval Date and expire on the earlier of (i) the five-year anniversary of the Stockholder Approval Date and (ii) the six months anniversary following the date on which the Company publicly announce the receiving of positive Phase 1, Part 3 data readout for DA-1726.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Stock-based compensation

Stock-based compensation expense was included in general and administrative operating expense and research and development operating expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$92	$72
Research and development	40	33
Total stock-based compensation	$132	$105

Stock-based award plans

Our Amended and Restated 2022 Equity Incentive Plan (the “2022 Plan”) provides for an automatic increase on January 1st of each year for a period of eight years commencing on January 1, 2025 and ending on (and including) January 1, 2032, the aggregate number of shares of common stock that may be issued pursuant to Awards (as defined in the 2022 Plan) to an amount equal to 10% of the Fully Diluted Shares (as defined in the 2022 Plan) as of the last day of the preceding calendar year. Accordingly, in January 2025, the 2022 Plan automatically increased the aggregate number of shares of common stock that may be issued pursuant to Awards by 1,694,929 shares.

The following table summarizes the outstanding awards issued pursuant to our stock-based award plans and inducement plan as of March 31, 2025 and the remaining shares of common stock available for future issuance:

			Remaining shares of
	Stock		common stock available
Plan Name	Options	RSUs	for future issuance
2019 Equity Incentive Plan	1,575	—	—
2022 Plan	3,125	149,239	2,062,898
2021 Inducement Plan	—	—	4,166
Total	4,700	149,239	2,067,064

For stock-based awards granted under our stock-based award plans as of March 31, 2025, unrecognized stock-based compensation costs totaled $0.4 million. The unrecognized stock-based costs are expected to be recognized as an expense over a weighted average period of 1.6 years.

Restricted Stock Units

The following table summarizes the status of our restricted stock units (“ RSUs”) and related transactions for the period presented (in thousands, except share and per share amounts):

	Outstanding			Vested and Deferred Release
	Shares of	Average		Shares of	Average
	Common Stock	Grant Date	Aggregate	Common Stock	Grant Date	Aggregate
	Issuable	Fair Value	Fair	Issuable	Fair Value	Intrinsic
	for RSUs	Price	Value	for RSUs	Price	Value
As of January 1, 2025	175,086	4.68	355	13,023	4.26	26
Vested and released	(25,847)	5.75	38	(3,256)	4.95
Vested and deferred release				3,255	4.95
As of March 31, 2025	149,239	$4.49	$230	13,022	$4.26	$20

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Stock options

The following table summarizes the status of our outstanding and exercisable options and related transactions for the period presented (in thousands, except share and per share amounts):

	Outstanding			Exercisable
	Shares of		Weighted	Shares of		Weighted
	Common	Weighted	Average	Common	Weighted	Average
	Stock	Average	Remaining	Stock	Average	Remaining
	Issuable	Exercise	Contractual	Issuable	Exercise	Contractual
	for Options	Price	Term (years)	for Options	Price	Term (years)
As of January 1, 2025	4,700	$398.30	7.5	4,695	$398.46	7.5
Vested				5	244.80
As of March 31, 2025	4,700	$398.30	7.3	4,700	$398.30	7.3

7.Significant segment expenses

The following table sets forth the significant segment expenses for our one reportable segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development
Direct expenses - DA-1241	$291	$3,195
Direct expenses - DA-1726	1,479	1,029
Direct expenses - Other R&D costs (1)	25	219
Indirect expenses - employee compensation and benefits	509	406
Indirect expenses - consulting expenses	23	55
Total research and development	2,327	4,904
General and administrative
Legal and professional fees	833	838
Consulting	103	529
Employee compensation and benefits	415	241
Other (2)	208	369
Total general and administrative	1,559	1,977
Total operating expenses	$3,886	$6,881

(1)Other R&D costs include non-clinical and preclinical services or other R&D expenses that are not attributable to a single product candidate.

(2)Other general and administrative expenses include insurance, software license fees, non-income state taxes, lease rental expenses and other general and administrative expenditures.

8.Income taxes

We do not expect to pay any significant federal or state income taxes as a result of (i) the losses recorded during the three months ended March 31, 2025, (ii) additional losses expected for the remainder of 2025, or (iii) net operating loss carry forwards from prior years.

We recorded a full valuation allowance of the net operating losses for the three months ended March 31, 2025 and 2024. Accordingly, there were no benefits for income taxes recorded for the three months ended March 31, 2025 and 2024.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Additionally, as of March 31, 2025 and December 31, 2024, we maintain a full valuation allowance for all deferred tax assets.

9.Loss per share of common stock

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(3,671)	$(6,714)
Denominator:
Weighted average shares of common stock, basic	10,264,202	5,089,408
Effect of dilutive securities	—	—
Weighted average shares of common stock, diluted	10,264,202	5,089,408
Loss per share of common stock, basic and diluted	$(0.36)	$(1.32)

For each of the periods presented in the above table, our basic weighted average shares of common stock include any outstanding (i) November 2022 Series B warrants, (ii) June 2024 Pre-Funded Warrants and (iii) vested RSUs in which their release was deferred.

Since we reported a net loss for the three months ended March 31, 2025 and 2024, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per share of common stock and our basic and diluted weighted average shares of common stock are the same for three months ended March 31, 2025 and 2024.

The following table sets forth the potentially dilutive securities that were not included in the calculation of diluted earnings per share of common stock for the three months ended March 31, 2025 and 2024:

	As of
	March 31, 2025	December 31, 2024
Stock options	4,700	4,700
RSUs	149,239	162,063
Warrants	14,483,792	12,875,854

10.Fair value of financial instruments

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

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth our financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of March 31, 2025				As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$274	$—	$274	$—	$361	$—	$361	$—
Total	$274	$—	$274	$—	$361	$—	$361	$—

11.Subsequent events

On April 15, 2025, we issued 1,430,000 shares of common stock in connection with the exercise of the remaining June 2024 Pre-Funded Warrants.

On May 14, 2025, we closed on a private placement transaction pursuant to a securities purchase agreement with Dong-A ST, a related party, and Dong-A Socio Holdings Co., Ltd., the parent company of Dong-A ST (the “Securities Purchase Agreements”). The terms of the Securities Purchase Agreements include an agreement to sell (i) 9,479,345 shares of the Company’s common stock at a price of $0.71 per share and (ii) 4,605,162 pre-funded warrants to purchase shares of Company’s common stock at a price of $0.709 per pre-funded warrant for an aggregate gross proceeds of $10.0 million, before deducting the placement agent’s fees and related offering expenses. The pre-funded warrants have an exercise price of $0.001 per pre-funded warrant.

MetaVia Inc.

Form 10-Q

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Report and the audited financial statements and related notes for the fiscal year ended December 31, 2024 included in our 2024 Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including, but not limited to, the risks and uncertainties described under Part II, Item 1A. Risk Factors, elsewhere in this Report.

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

●	DA-1241 is a novel G-Protein-Coupled Receptor 119 (“GPR119”) agonist with development optionality as a standalone and/or combination therapy for both MASH and Type 2 Diabetes Mellitus (“T2DM”). Agonism of GPR119 in the gut promotes the release of key gut peptides, glucagon-like peptide 1 (“GLP-1”), glucagon-dependent insulinotropic polypeptide receptor, and peptide YY. These peptides play a further role in glucose metabolism, lipid metabolism and weight loss. DA-1241 has demonstrated beneficial effects on glucose, lipid profile and liver inflammation, as demonstrated during in-vivo preclinical studies.
●	DA-1726 is a novel oxyntomodulin (“OXM”) analog agonist functioning as a GLP-1 receptor (“GLP1R”) and glucagon receptor (“GCGR”) dual agonist for the treatment of obesity that is designed to be administered once weekly subcutaneously. With the activation of the dual agonist, weight loss may be achieved by GLP1R reducing appetite while GCGR increasing energy expenditure.

While we primarily focus our financial resources and management’s attention on the development of DA-1241 and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases on which we are not planning to advance development and have, or continue to consider for, out-licensing and divestiture opportunities.

Our operations have consisted principally of performing research and development (“R&D”) activities, which includes preclinical developments and clinical trials, and raising capital. Our activities are subject to significant risks and uncertainties, such as failing to secure additional funding before sustainable revenues and profit from operations are achieved. For more information on our business and product candidates, see “Part I, Item 1. Business” in our 2024 Form 10-K.

DA-1241

We are currently finalizing the Clinical Study Report on a Phase 2a clinical trial in the United States (“U.S.”). MASH Phase 2a is a 16-week, multicenter, randomized, double-blind, placebo-controlled, parallel arm clinical trial to establish safety and an early signal of efficacy in MASH as a next-generation competitive oral agent while we follow the trend for T2DM.

In December 2024, we announced positive top-line 16-week results from the two-part Phase 2a clinical trial in patients with presumed MASH. Part 1 of this Phase 2a trial is exploring DA-1241, a novel GPR119 agonist compared to placebo, while Part 2 is investigating the efficacy of DA-1241 in combination with sitagliptin, a DPP-4 inhibitor.

MetaVia Inc.

Form 10-Q

The Company expects to have an end-of-Phase 2 meeting with the FDA in the first half of 2025. For additional information on DA-1241, including an overview of the top-line 16-week results from the two-part Phase 2a clinical trial, see “Part I, Item 1. Business, Our Pipeline, DA-1241 Treatment of MASH” in our 2024 Form 10-K.

DA-1726

We are currently conducting a Phase 1 trial in the U.S. The Phase 1 trial, a first-in-human trial, is a randomized, placebo-controlled, double-blind, two-part study to investigate the safety, tolerability, pharmacokinetics, and pharmacodynamics of single and multiple ascending doses of DA-1726 in obese, otherwise healthy subjects.

In September 2024, we announced positive top-line data from the single ascending dose Part 1 of our Phase 1 trial evaluating DA-1726. In April 2025, we announced positive top-line data from the multiple ascending dose (“MAD”) Part 2 study of our Phase 1 trial. Currently, we are planning to add higher-dose cohorts to assess the maximum tolerated dose and fully realize DA-1726's potential, as higher doses may also show a similar profile, while potentially demonstrating increased weight reduction. The enrollment for the additional cohorts is expected to begin in the third quarter of 2025 with data expected in the fourth quarter of 2025.

For additional information on DA-1726, see “Part I, Item 1. Business, Our Pipeline, DA-1726 Treatment of Obesity” in our 2024 Form 10-K, our Current Report on Form 8-K (“Form 8-K) dated April 15, 2025, and our Form 8-K dated April 22, 2025.

Recent developments

●	April 2025: Announced positive results from the MAD Part 2 of the Phase 1 clinical trial of DA-1726, a novel, dual OXM analog agonist that functions as a GLP1R and GCGR, for the treatment of obesity.
●	April 2025: Reported previously issued and outstanding pre-funded warrants were exercised for 1,430,000 shares of the Company’s common stock -- leaving no pre-funded warrants outstanding.
●	April 2025: Reported additional top-line results from the MAD Part 2 of the Phase 1 clinical trial of DA-1726, a novel, dual OXM analog agonist that functions as a GLP1R and GCGR, for the treatment of obesity.
●	May 2025: Presented data from the Phase 2a clinical trial of DA-1241 in patients with presumed MASH, demonstrating both hepatoprotective and glucose-regulating effects. The data was presented in late-breaking poster presentation at the European Association for the Study of the Liver (EASL) Congress 2025 in Amsterdam, the Netherlands.
●	May 2025: Closed on a private placement transaction pursuant to a securities purchase agreement with Dong-A ST, a related party, and Dong-A Socio Holdings Co., Ltd., the parent company of Dong-A ST (the “Securities Purchase Agreements”). The terms of the Securities Purchase Agreements include an agreement to sell (i) 9,479,345 shares of the Company’s common stock at a price of $0.71 per share and (ii) 4,605,162 pre-funded warrants to purchase shares of Company’s common stock at a price of $0.709 per pre-funded warrant for an aggregate gross proceeds of $10.0 million, before deducting the placement agent’s fees and related offering expenses. The pre-funded warrants have an exercise price of $0.001 per pre-funded warrant.

Key operating information

Except for the following disclosure and the financial amounts for the presented periods in this Report (see financial amounts in the below results of operations and the condensed consolidated balance sheets included elsewhere in this Report), there have been no material changes to our key operating information since December 31, 2024. Refer to our 2024 Form 10-K for a complete discussion of our key operating information.

MetaVia Inc.

Form 10-Q

Research and development expenses

R&D expenses consist primarily of costs incurred in connection with the development of our product candidates. These expenses include:

Direct costs

●	expenses incurred in connection with the clinical development of our product candidates, including under agreements with third parties, such as clinical research organizations (“CROs”) and consultants;
●	the cost of manufacturing and storing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants and Clinical Manufacturing Organizations (“CMOs”);
●	costs related to compliance with regulatory requirements; and
●	payments made under third-party licensing agreements including the Shared Services Agreement with Dong-A ST (related party).

Indirect costs

●	employee-related expenses, including salaries, related benefits and stock-based compensation, for employees engaged in research and development functions; and
●	consulting and other expenses not directly tied to a product candidate.

We recognize external development costs based on an evaluation of the progress toward completion of specific tasks using information provided to us by our service providers. This process involves reviewing contracts and purchase orders, communicating with our clinical research staff to identify services that have been performed on our behalf, and estimating the level of service provided and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense when the goods have been delivered or the services have been performed, or when it is no longer expected that the goods will be delivered, or the services rendered.

Our direct R&D expenses consist primarily of external costs, such as fees paid to CROs, CMOs, research laboratories and outside consultants in connection with our clinical development, quality assurance and quality control processes, manufacturing, and clinical development activities. Our direct research and development expenses also include fees incurred under third-party license agreements, including the Shared Services Agreement with Dong-A ST (related party). We utilize our employee and infrastructure resources across multiple research and development projects. We do not allocate employee costs and costs associated with our facilities, including depreciation or other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. We utilize internal resources to manage CRO and CMO activities. These employees work across multiple programs. Our direct R&D expenses consist of (i) expenses attributable to our product candidates and (ii) certain other R&D expenses, including non-clinical and preclinical services or other R&D expenses that are not attributable to a single product candidate. Our indirect R&D expenses consist of (i) employment-related expenses for compensation and benefits, which are internal costs and (ii) consulting expenses.

Clinical development activities are central to our business model. We do not believe that our historical costs are indicative of the future costs associated with these programs, nor do they represent the costs of future programs we may initiate. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We have some control over the timing of these expenses, but costs may be difficult to control once clinical trials have commenced.

The successful development and commercialization of our product candidates are highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical

MetaVia Inc.

Form 10-Q

and clinical development of any of our product candidates. Additionally, because of the risks inherent in novel treatment discovery and development, we cannot reasonably estimate or know:

•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs that we decide to pursue;
•	our ability to maintain our current development programs and to establish new ones;
•	establishing an appropriate safety profile with IND-enabling studies;
•	successful patient enrollment in, and the initiation and completion of, clinical trials;
•	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•	the receipt of regulatory approvals from applicable regulatory authorities;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•	our ability to establish new licensing or collaboration arrangements;
•	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates is approved;
•	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others;
•	maintaining a continued acceptable safety profile of the product candidates following commercialization; or
•	the effect of competing technological and market developments.

A change in the outcome of any of these variables with respect to the development of our product candidates could significantly change the costs and timing associated with the development of that product candidate.

Results of operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024

The following table summarizes our results of operations (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$2,327	$4,904
General and administrative	1,559	1,977
Total operating expenses	3,886	6,881
Loss from operations	(3,886)	(6,881)
Other income (expense)
Change in fair value of warrant liabilities	87	(70)
Interest income	128	237
Total other income	215	167
Loss before income taxes	(3,671)	(6,714)
Provision for income taxes	—	—
Net loss	$(3,671)	$(6,714)
Loss per share of common stock, basic and diluted	$(0.36)	$(1.32)
Weighted average shares of common stock, basic and diluted	10,264,202	5,089,408

MetaVia Inc.

Form 10-Q

Total operating expenses and loss from operations

Our total operating expenses and loss from operations for the three months ended March 31, 2025 were $3.9 million, a decrease of $3.0 million, or 43.5%, compared to the three months ended March 31, 2024. This decrease was attributable to lower R&D and general and administrative expenses for the three months ended March 31, 2025. Our R&D expenses were $2.3 million for the three months ended March 31, 2025, a decrease of $2.6 million, or 52.5%, compared to the three months ended March 31, 2024. Our general and administrative expenses were $1.6 million for the three months ended March 31, 2025, a decrease of $0.4 million, or 21.1%, compared to the three months ended March 31, 2024.

The following table summarizes our R&D expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Direct costs
DA-1241	$291	$3,195
DA-1726	1,479	1,029
Other R&D costs	25	219
Indirect costs
Employee compensation and benefits	509	406
Consulting expenses	23	55
Total research and development	2,327	4,904

The $2.6 million decrease in R&D expenses reflects decreased R&D activities related to the Phase 2a clinical trial for DA-1241 and increased activities related to the Phase 1 trial for DA-1726 as compared to the three months ended March 31, 2024. Specifically, the decrease in R&D expenses was primarily attributable to (i) $2.9 million in lower direct R&D expenses related to DA-1241 product development and (ii) $0.2 million in lower direct other R&D costs. These decreases were partially offset by (i) $0.5 million in higher direct R&D expenses related to DA-1726 product development and (ii) $0.1 million in higher indirect R&D expenses related to employee compensation and benefits. Included in direct R&D costs were expenses totaling $1.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, related to investigational drug manufacturing, non-clinical and preclinical costs incurred under the Shared Services Agreement with Dong-A ST (related party).

The $0.4 million decrease in general and administrative expenses was primarily attributable to (i) $0.4 million in lower consulting expenditures and (ii) $0.2 million in lower other G&A expenses. These decreases were partially offset by $0.2 million in higher employee compensation and benefits.

Total other income

Our total other income for the three months ended March 31, 2025 and 2024 remained relatively consistent at $0.2 million. The net increase in the gain from the change in fair value of warrant liabilities during the three months ended March 31, 2025 was partially offset by a decrease in interest income earned on our cash balance during the three months ended March 31, 2025.

Provision for income taxes

Our effective tax rate for the three months ended March 31, 2025 and 2024 was zero percent as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For the three months ended March 31, 2025, we had a net loss of $3.7 million, or $0.36 per share of basic and diluted common stock, compared to a net loss of $6.7 million, or $1.32 per share of basic and diluted common stock for the three months ended March 31, 2024, primarily due to the factors described above.

MetaVia Inc.

Form 10-Q

Going concern

As reflected in the condensed consolidated financial statements, we had $11.2 million in cash as of March 31, 2025. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $139.5 million as of March 31, 2025. We have incurred a net loss of $3.7 million and net cash used in operating activities of $4.8 million for the three months ended March 31, 2025. Due in large part to the ongoing Phase 2a clinical trial for DA-1241 and Phase 1 clinical trial for DA-1726, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

We believe that our existing cash will be sufficient to fund our operations into 2026. We plan to continue to fund our operations from equity offerings, debt financing, or other sources, potentially including collaborations, out-licensing and other similar arrangements. However, there can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all, or that the Series A and Series B warrants issued in June 2024 will be exercised. To the extent that we can raise additional funds by issuing equity securities or in the event our existing warrants are exercised, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, we may slow down or stop our ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on us.

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

Liquidity and capital resources

Our primary use of cash is to fund our R&D activities. We have funded our operations primarily through public offerings of our common stock and private placements of equity and convertible securities. As of March 31, 2025, we had cash totaling $11.2 million. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250 thousand per bank. Our cash balance includes liquid insured deposits, which are obligations of the program banks in which the deposits are held and qualify for FDIC insurance protection per depositor in each recognized legal category of account ownership in accordance with the rules of the FDIC. To date, we have not experienced any losses related to these funds.

Cash flows

The principal use of cash in operating activities is to fund our current expenditures in support of our R&D activities. Financing activities currently represent the principal source of our cash flow. The following table reflects the major categories of cash flows (in thousands).

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(4,815)	$(6,442)
Net cash used in investing activities	—	(5)
Net cash used in financing activities	(12)	—
Net decrease in cash	$(4,827)	$(6,447)

Net cash used in operating activities was $4.8 million for the three months ended March 31, 2025 and consisted of net loss of $3.7 million and net cash used in change in operating assets and liabilities of $1.2 million, partially offset by non-cash charges totaling $0.1 million, which was primarily related to stock-based compensation and change in fair value of warrant liabilities. Net cash used in operating activities was $6.4 million for the three months ended March 31, 2024 and consisted of net loss of $6.7 million, partially offset by non-cash charges totaling $0.2 million, which was primarily related to stock-

MetaVia Inc.

Form 10-Q

based compensation and change in fair value of warrant liabilities, and net cash provided by changes in operating assets and liabilities of $0.1 million.

We had no investing activities for the three months ended March 31, 2025. Net cash used in investing activities was less than $0.1 million for the three months ended March 31, 2024, related to the purchase of property and equipment.

Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2025 related to the payment of employee withholding taxes related to share withheld from the issuance of vested restricted stock units. We had no financing activities for the three months ended March 31, 2024.

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

There have been no material changes to our critical accounting estimates and judgments since December 31, 2024. Refer to our 2024 Form 10-K for a complete discussion of our critical accounting estimates and judgments.

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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, as a result of the material weaknesses in our internal control over financial reporting, which is discussed further below.

Previously identified material weaknesses in internal control over financial reporting

In connection with the preparation of the financial statements included in our 2024 Form 10-K, management identified the following material weaknesses: (i) logical access over the accounting software and (ii) lack of review over reconciliation of accrued clinical trial liabilities. A material weakness is a deficiency, or a combination of deficiencies, in internal control

MetaVia Inc.

Form 10-Q

over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See “Remediation efforts to address the material weaknesses” below for steps we had taken to correct these material weaknesses.

Remediation efforts to address the material weaknesses

We are in the process of remediating, but have not yet remediated, the material weaknesses, as described above, related to logical access over the accounting software and lack of review over reconciliation of accrued clinical trial liabilities. Under the oversight of the audit committee, management developed a detailed plan and timetable for the implementation of appropriate remedial measures to address the material weaknesses. As of the March 31, 2025, the following actions have been taken:

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

The corrective controls were implemented during the three months ended March 31, 2025, and these corrective controls need to continue operating effectively for a sufficient period of time in order for us to conclude that the material weaknesses have been remediated. The remediation will thereafter be completed after management has concluded through testing that these controls have operated effectively for a sufficient period of time. Management is working to fully remediate these material weaknesses in 2025.

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

Changes in internal control over financial reporting

Other than the remediation activities listed above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MetaVia Inc.

Form 10-Q

Item 1A.Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2024 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. Except for the following disclosure, there have been no material changes to our risk factors since the 2024 Form 10-K.

Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are  unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.  We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended March 31, 2025, none of our directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

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

MetaVia Inc.

Form 10-Q

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

3.5

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 19, 2023).

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

*Filed herewith

**Furnished herewith.

MetaVia Inc.

Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 14, 2025.

METAVIA INC.

/s/ Hyung Heon Kim
Hyung Heon Kim
President and Chief Executive Officer

/s/ Marshall H. Woodworth
Marshall H. Woodworth
Chief Financial Officer