Form 10-Q
period 2025-06-30
MetaVia Inc.
filed 2025-08-07
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the registrant had 24,197,809 shares of common stock, $0.001 par value per share, issued and outstanding.

METAVIA INC.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Report”) to “we,” “us,” “the Company,” “MetaVia,” “the Registrant” and “our” refer to MetaVia Inc. and its subsidiaries.

Special Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding our ability to execute our commercial strategy; our expectations regarding the sufficiency of our existing cash on hand to fund our operations; the timeline for regulatory submissions, regulatory steps and potential regulatory approval of our current and future product candidates; the ability to realize the benefits of the license agreement with Dong-A ST Co., Ltd., a related party (“Dong-A ST”), including the impact on our future financial and operating results; the ability to integrate the product candidates into our business in a timely and cost-efficient manner; the cooperation of our contract manufacturers, clinical study partners and others involved in the development of our current and future product candidates; our ability to initiate clinical trials on a timely basis; our planned clinical trials and our ability to recruit subjects for our clinical trials; the costs related to the license agreement, known and unknown, including costs of any litigation or regulatory actions relating to the license agreement; the changes in applicable laws or regulations; and the effects of changes to our stock price on the terms of the license agreement and any future fundraising and other risks and uncertainties described in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”), our Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (the “Q1 2025 Form 10-Q”), and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Part I - Financial Information

Item 1.Financial Statements

MetaVia Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$17,589	$16,017
Prepaid expenses and other current assets	726	55
Total current assets	18,315	16,072
Property and equipment, net	27	34
Right-of-use asset	96	133
Other assets	21	21
Total assets	$18,459	$16,260
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,875	$3,879
Clinical trial accrued liabilities	1,463	1,696
Accrued expenses and other current liabilities	610	785
Warrant liabilities	114	361
Related party payable	3,675	1,472
Lease liability, short-term	83	78
Total current liabilities	8,820	8,271
Lease liability, long-term	15	58
Total liabilities	8,835	8,329
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized and no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share, 100,000 shares authorized as of June 30, 2025 and December 31, 2024; 24,194 and 8,637 shares issued and outstanding as June 30, 2025 and December 31, 2024, respectively	24	9
Additional paid–in capital	153,123	143,779
Accumulated deficit	(143,523)	(135,857)
Total stockholders’ equity	9,624	7,931
Total liabilities and stockholders’ equity	$18,459	$16,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Operations

(Unaudited - In thousands, except share and per share amounts)

	Three Months Ended
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$2,320	$8,074	$4,647	$12,978
General and administrative	1,981	2,010	3,540	3,987
Total operating expenses	4,301	10,084	8,187	16,965
Loss from operations	(4,301)	(10,084)	(8,187)	(16,965)
Other income (expense)
Gain (loss) from change in fair value of warrant liabilities	160	(133)	247	(203)
Interest income	146	164	274	401
Total other income	306	31	521	198
Loss before income taxes	(3,995)	(10,053)	(7,666)	(16,767)
Provision for income taxes	—	—	—	—
Net loss and comprehensive net loss	$(3,995)	$(10,053)	$(7,666)	$(16,767)
Loss per share of common stock, basic and diluted	$(0.26)	$(1.85)	$(0.60)	$(3.19)
Weighted average shares of common stock, basic and diluted	15,287,278	5,428,906	12,789,616	5,259,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited - In thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
As of January 1, 2024	4,906	$5	$124,945	$(108,265)	$16,685
Stock-based compensation	—	—	105	—	105
Net loss	—	—	—	(6,714)	(6,714)
As of March 31, 2024	4,906	$5	$125,050	$(114,979)	$10,076
Issuance of common stock and warrants (Pre-funded, Series A and Series B), net of issuance costs of $1,522	3,308	3	18,473	—	18,476
Issuance of Placement Agent warrants	—	—	309	—	309
Issuance of stock for vested restricted stock units	7	—	—	—	—
Stock–based compensation	—	—	134	—	134
Net loss	—	—	—	(10,053)	(10,053)
As of June 30, 2024	8,221	$8	$143,966	$(125,032)	$18,942

As of January 1, 2025	8,637	$9	$143,779	$(135,857)	$7,931
Issuance of stock for vested restricted stock units	18	—	(12)	—	(12)
Stock-based compensation	—	—	132	—	132
Net loss	—	—	—	(3,671)	(3,671)
As of March 31, 2025	8,655	$9	$143,899	$(139,528)	$4,380
Issuance of common stock and pre-funded warrants, net of issuance costs of $874	9,479	9	9,113	—	9,122
Issuance of common stock for exercise of warrants	6,035	6	—	—	6
Issuance of stock for vested restricted stock units	25	—	—	—	—
Stock–based compensation	—	—	111	—	111
Net loss	—	—	—	(3,995)	(3,995)
As of June 30, 2025	24,194	$24	$153,123	$(143,523)	$9,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(7,666)	$(16,767)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	243	239
Non-cash lease (credit) charge	(1)	1
Depreciation	9	10
(Gain) loss from change in fair value of warrant liabilities	(247)	203
Change in operating assets and liabilities
Prepaid expenses and other assets	(671)	(507)
Accounts payable	(1,348)	1,396
Accrued and other liabilities	1,795	1,732
Net cash used in operating activities	(7,886)	(13,693)
Investing activities
Purchases of property and equipment	(2)	(8)
Net cash used in investing activities	(2)	(8)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants	9,996	19,998
Payments of issuance costs	(530)	(798)
Proceeds from exercise of warrants	6	—
Payment of employee withholding taxes related to shares withheld from issuance for vested restricted stock units	(12)	—
Net cash provided by financing activities	9,460	19,200
Net increase in cash	1,572	5,499
Cash at beginning of period	16,017	22,435
Cash at end of period	$17,589	$27,934

Supplemental non-cash investing and financing transactions
Unpaid issuance costs	$344	$415

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

Going concern

As reflected in the condensed consolidated financial statements, we had $17.6 million in cash as of June 30, 2025. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $143.5 million as of June 30, 2025. We have incurred a net loss of $7.7 million and net cash used in operating activities of $7.9 million for the six months ended June 30, 2025. Due in large part to the ongoing Phase 2a clinical trial for DA-1241 and Phase 1 clinical trial for DA-1726, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

We plan to continue to fund our operations from equity offerings, debt financing, or other sources, potentially including collaborations, out-licensing and other similar arrangements. However, there can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all, or that the Series B warrants issued in June 2024 will be exercised. To the extent that we can raise additional funds by issuing equity securities or in the event our existing warrants are exercised, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, we may slow down or stop our ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on us.

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

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

2. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Insurance	$249	$5
Deposits	2	16
Prepaid clinical trial expenses	335	—
Other prepaid expenses	140	34
Total	$726	$55

3. Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Office equipment	$90	$88
Less accumulated depreciation	(63)	(54)
Property and equipment, net	$27	$34

We recorded depreciation expense of $5 thousand and $9 thousand for the three and six months ended June 30, 2025 and $6 thousand and $10 thousand for the three and six months ended June 30, 2024, which was included in general and administrative operating expenses in the accompanying condensed consolidated statements of operations.

4. Current liabilities

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Employee related costs	$552	$713
Professional service fees	43	17
Other	15	55
Total	$610	$785

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Warrant liabilities

Changes to our warrant liabilities are summarized as follows (in thousands):

Total
As of January 1, 2024	$658
Loss from change in fair value of warrant liabilities	203
As of June 30, 2024	$861

As of January 1, 2025	$361
Gain form change in fair value of warrant liabilities	(247)
As of June 30, 2025	$114

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

We incurred R&D expenses of $1.3 million and $2.4 million for the three and six months ended June 30, 2025, respectively, $3.4 million and $3.6 million for the three and six months ended June 30, 2024, respectively, under the Shared Services Agreement, which are included in operating expenses: research and development in the accompanying condensed consolidated statements of operations. The aggregate amount payable to Dong-A ST is $3.7 million and $1.5 million as of June 30, 2025 and December 31, 2024, respectively, under the Shared Services Agreement, which are included in related party payable in the accompanying condensed consolidated balance sheets.

For additional information on the 2022 License Agreement, the Shared Service Agreement and other agreements with Dong-A ST, refer to “Note 5. Related party” in the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, which is included in our 2024 Form 10-K.

6.Stockholders’ equity

Private Placement

In May 2025, we closed on a private placement offering with Dong-A ST, a related party, and Dong-A Socio Holdings Co., Ltd., an affiliate company of Dong-A ST, and received net proceeds of $9.1 million, net of placement agent cash fees of $0.4 million and related offering expenses of $0.5 million. The private placement offering was comprised of (i) 9,479,345 shares of

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

our common stock for a purchase price of $0.71 per share, and (ii) 4,605,162 pre-funded warrants to purchase up to an equivalent number of shares of our common stock for a purchase price of $0.709 per pre-funded warrant.

Each pre-funded warrant had an exercise price of $0.001 per share, and was exercisable beginning on the effective date of receiving stockholder approval for the issuance of the shares of common stock underlying the pre-funded warrants, which was received on June 30, 2025. All pre-funded warrants issued in May 2025 were exercised on June 30, 2025 for an equivalent number of shares of our common stock.

Warrants

The following tables summarize our outstanding warrants:

	Shares of Common Stock Issuable
	for Outstanding Warrants
	As of		Exercise	Expiration
Warrant Issuance	June 30, 2025	December 31, 2024	Price	Date
July 2018 (1)	6	6	$44,820.000	July 2028
April 2020 (1)	—	159	$3,000.000	April 2025
January 2021 (1)	10,421	10,421	$1,447.200	July 2026
October 2021 (1)	—	15,390	$900.000	April 2025
November 2022 Series B (2)	177,938	177,938	$0.000	December 2027
June 2024 Placement Agent (3)	127,227	127,227	$4.913	July 2026
June 2024 Pre-Funded (4)	—	1,430,000	$0.001	No expiration date
June 2024 Series A (5)	—	5,089,060	$3.930	June 2025
June 2024 Series B (6)	7,633,591	7,633,591	$3.930	September 2029 (latest date)
Total	7,949,183	14,483,792
(1)The number of outstanding and exercisable warrants is equal to the number of shares of common stock issuable for outstanding warrants. Additionally, the 159 warrants issued in April 2020 and the 15,390 warrants issued in October 2021 expired unexercised in April 2025.
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
(3)These warrants are exercisable at any time from September 18, 2024 (“Stockholder Approval Date”) and expire in July 2026.
(4)These warrants are exercisable immediately upon their issuance in June 2024 and are considered to be perpetual warrants without any expiration date. Additionally, in the second quarter of 2025, 1,430,000 pre-funded warrants were exercised for an equivalent number of shares of our common stock.
(5)These warrants were exercisable at any time from the Stockholder Approval Date and expire in June 2025. Additionally, the 5,089,660 Series A warrants issued in June 2024 expired unexercised in June 2025.
(6)These warrants were exercisable at any time from the Stockholder Approval Date and expired on the earlier of (i) the five-year anniversary of the Stockholder Approval Date and (ii) the six months anniversary following the date on which the Company publicly announce the receiving of positive Phase 1, Part 3 data readout for DA-1726.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Stock-based compensation

Stock-based compensation expense was included in general and administrative operating expense and research and development operating expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$83	$99	$175	$170
Research and development	28	36	68	69
Total stock-based compensation	$111	$135	$243	$239

Stock-based award plans

Our Amended and Restated 2022 Equity Incentive Plan (the “2022 Plan”) provides for an automatic increase on January 1st of each year for a period of eight years commencing on January 1, 2025 and ending on (and including) January 1, 2032, of the aggregate number of shares of common stock that may be issued pursuant to Awards (as defined in the 2022 Plan) to an amount equal to 10% of the Fully Diluted Shares (as defined in the 2022 Plan) as of the last day of the preceding calendar year. Accordingly, in January 2025, the 2022 Plan automatically increased the aggregate number of shares of common stock that may be issued pursuant to Awards by 1,694,929 shares. The following table summarizes the outstanding awards issued pursuant to our stock-based award plans and inducement plan as of June 30, 2025 and the remaining shares of common stock available for future issuance:

			Remaining shares of
	Stock		common stock available
Plan Name	Options	RSUs	for future issuance
2019 Equity Incentive Plan	1,575	—	—
2021 Inducement Plan	—	—	4,166
2022 Plan	3,125	269,631	1,917,588
Total	4,700	269,631	1,921,754

For stock-based awards granted under our stock-based award plans as of June 30, 2025, unrecognized stock-based compensation costs totaled $0.4 million. The unrecognized stock-based costs are expected to be recognized as an expense over a weighted average period of 1.3 years.

Restricted Stock Units

The following table summarizes the status of our restricted stock units (“ RSUs”) and related transactions for the period presented (in thousands, except share and per share amounts):

	Outstanding			Vested and Deferred Release
	Shares of	Average		Shares of	Average
	Common Stock	Grant Date	Aggregate	Common Stock	Grant Date	Aggregate
	Issuable	Fair Value	Fair	Issuable	Fair Value	Intrinsic
	for RSUs	Price	Value	for RSUs	Price	Value
As of January 1, 2025	175,086	4.68	355	13,023	4.26	26
Granted	168,882	0.64
Forfeited	(23,572)	2.73
Vested and released	(50,765)	5.05	55
Vested and deferred release				15,152	3.93
As of June 30, 2025	269,631	$2.25	$173	28,175	$4.08	$18

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Stock options

The following table summarizes the status of our outstanding and exercisable options and related transactions for the period presented (in thousands, except share and per share amounts):

	Outstanding			Exercisable
	Shares of		Weighted	Shares of		Weighted
	Common	Weighted	Average	Common	Weighted	Average
	Stock	Average	Remaining	Stock	Average	Remaining
	Issuable	Exercise	Contractual	Issuable	Exercise	Contractual
	for Options	Price	Term (years)	for Options	Price	Term (years)
As of January 1, 2025	4,700	$398.30	7.5	4,695	$398.46	7.5
Vested				5	244.80
As of June 30, 2025	4,700	$398.30	7.0	4,700	$398.30	7.0

7.Significant segment expenses

The following table sets forth the significant segment expenses for our one reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development
Direct expenses - DA-1241	$277	$2,663	$568	$5,858
Direct expenses - DA-1726	1,529	4,905	3,008	5,934
Direct expenses - Other R&D costs (1)	30	109	55	328
Indirect expenses - employee compensation and benefits	441	386	950	792
Indirect expenses - consulting expenses	43	11	66	66
Total research and development	2,320	8,074	4,647	12,978
General and administrative
Legal and professional fees	1,074	738	1,907	1,576
Consulting	230	516	333	1,045
Employee compensation and benefits	536	533	951	774
Other (2)	141	223	349	592
Total general and administrative	1,981	2,010	3,540	3,987
Total operating expenses	$4,301	$10,084	$8,187	$16,965

(1)Other R&D costs include clinical, non-clinical and preclinical services or other R&D expenses that are not attributable to a single product candidate.

(2)Other general and administrative expenses include insurance, software license fees, non-income state taxes, lease rental expenses and other general and administrative expenditures.

8.Income taxes

We do not expect to pay any significant federal or state income taxes as a result of (i) the losses recorded during the six months ended June 30, 2025, (ii) additional losses expected for the remainder of 2025, or (iii) net operating loss carry forwards from prior years.

We recorded a full valuation allowance of the net operating losses for the three and six months ended June 30, 2025 and 2024. Accordingly, there were no benefits for income taxes recorded for the three and six months ended June 30, 2025 and

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2024. Additionally, as of June 30, 2025 and December 31, 2024, we maintain a full valuation allowance for all deferred tax assets.

9.Loss per share of common stock

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(3,995)	$(10,053)	$(7,666)	$(16,767)
Denominator:
Weighted average shares of common stock, basic	15,287,278	5,428,906	12,789,616	5,259,939
Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock, diluted	15,287,278	5,428,906	12,789,616	5,259,939
Loss per share of common stock, basic and diluted	$(0.26)	$(1.85)	$(0.60)	$(3.19)

For each of the periods presented in the above table, our basic weighted average shares of common stock include any outstanding (i) Series B warrants issued in November 2022, (ii) pre-funded warrants in June 2024 and May 2025 and (iii) vested RSUs in which their release was deferred.

Since we reported a net loss for the three and six months ended June 30, 2025 and 2024, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per share of common stock and our basic and diluted weighted average shares of common stock are the same for three and six months ended June 30, 2025 and 2024.

The following table sets forth the potentially dilutive securities that were not included in the calculation of diluted earnings per share of common stock as of and for the six months ended June 30, 2025 and 2024:

	As of
	June 30, 2025	December 31, 2024
Stock options	4,700	4,700
RSUs	269,631	162,063
Warrants	7,949,183	12,875,854

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

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth our financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of June 30, 2025				As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$114	$—	$114	$—	$361	$—	$361	$—
Total	$114	$—	$114	$—	$361	$—	$361	$—

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

We are currently working to schedule an end-of-Phase 2 meeting with the FDA. For additional information on DA-1241, including an overview of the top-line 16-week results from the two-part Phase 2a clinical trial, see “Part I, Item 1. Business, Our Pipeline, DA-1241 Treatment of MASH” in our 2024 Form 10-K.

MetaVia Inc.

Form 10-Q

DA-1726

We are currently conducting a Phase 1 trial in the U.S. The Phase 1 trial, a first-in-human trial, is a randomized, placebo-controlled, double-blind, two-part study to investigate the safety, tolerability, pharmacokinetics, and pharmacodynamics of single and multiple ascending doses of DA-1726 in obese, otherwise healthy subjects.

In September 2024, we announced positive top-line data from the single ascending dose Part 1 of our Phase 1 trial evaluating DA-1726. In April 2025, we announced positive top-line data from the multiple ascending dose (“MAD”) Part 2 study of our Phase 1 trial. In late June 2025, we began enrollment for a higher-dose cohort to assess the maximum tolerated dose and fully realize DA-1726's potential, as higher doses may also show a similar profile, while potentially demonstrating increased weight reduction. In July 2025, we dosed the first patient in the 48 mg, MAD cohort of our Phase 1 clinical trial of DA-1726. In August 2025, we administered the fifth dose for the first patient in the MAD cohort of our Phase 1 clinical trial of DA-1726. Top-line data of the 48 mg MAD cohort is expected in the fourth quarter of 2025.

For additional information on DA-1726, see “Part I, Item 1. Business, Our Pipeline, DA-1726 Treatment of Obesity” in our 2024 Form 10-K, and our Current Reports on Form 8-K dated April 15, 2025, April 22, 2025, and July 9, 2025.

Recent developments

●	April 2025: Announced positive results, across the 8 mg to 32 mg range, from the MAD Part 2 of the Phase 1 clinical trial of DA-1726, a novel, dual OXM analog agonist that functions as a GLP1R and GCGR, for the treatment of obesity.
●	April 2025: Reported all outstanding pre-funded warrants issued in June 2024 were exercised for 1,430,000 shares of our common stock.
●	April 2025: Reported additional top-line results from the MAD Part 2 of the Phase 1 clinical trial of DA-1726, a novel, dual OXM analog agonist that functions as a GLP1R and GCGR, for the treatment of obesity.
●	May 2025: Presented data from the Phase 2a clinical trial of DA-1241 in patients with presumed MASH, demonstrating both hepatoprotective and glucose-regulating effects. The data was presented in late-breaking poster presentation at the European Association for the Study of the Liver Congress 2025 in Amsterdam, the Netherlands.
●	May 2025: Closed on a private placement offering with Dong-A ST, a related party, and Dong-A Socio Holdings Co., Ltd., an affiliate company of Dong-A ST, and received gross proceeds of $10.0 million, before deducting the placement agent’s fees and related offering expenses.
●	June 2025: Presented preclinical data on DA-1241 in a poster presentation at the ADA’s 85th Scientific Sessions. The data demonstrated additive hepatoprotective effects in combination with Efruxifermin, a fibroblast growth factor 21 analogue, in a MASH mouse model.
●	June 2025: After the conclusion of the virtual 2025 Annual Meeting of Stockholders on June 30, 2025, all outstanding pre-funded warrants issued in May 2025 were exercised for 4,605,162 shares of our common stock.
●	July 2025: Dosed the first patient in the 48 mg, MAD cohort of the Phase 1 clinical trial of DA-1726, a novel, dual OXM analog agonist that functions as a GLP1R and GCGR, for the treatment of obesity to further explore the maximum tolerated dose. Top-line data is expected in the fourth quarter of 2025.
●	August 2025: Announced a research collaboration with Syntekabio, Inc., a leading artificial intelligence (AI)-driven drug discovery company, to identify additional disease targets and optimize the therapeutic profile of DA-1241, MetaVia’s novel oral G-Protein-Coupled Receptor 119 (GPR119) agonist.
●	August 2025: Administered the fifth dose for the first patient in the 48 mg, MAD cohort of the Phase 1 clinical trial of DA-1726.

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

Our direct R&D expenses consist primarily of external costs, such as fees paid to CROs, CMOs, research laboratories and outside consultants in connection with our clinical development, quality assurance and quality control processes, manufacturing, and clinical development activities. Our direct research and development expenses also include fees incurred under third-party license agreements, including the Shared Services Agreement with Dong-A ST (related party). We utilize our employee and infrastructure resources across multiple research and development projects. We do not allocate employee costs and costs associated with our facilities, including depreciation or other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. We utilize internal resources to manage CRO and CMO activities. These employees work across multiple programs. Our direct R&D expenses consist of (i) expenses attributable to our product candidates and (ii) certain other R&D expenses, including clinical, non-clinical and preclinical services or other R&D expenses that are not attributable to a single product candidate. Our indirect R&D expenses consist of (i) employment-related expenses for compensation and benefits, which are internal costs and (ii) consulting expenses.

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

MetaVia Inc.

Form 10-Q

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

Results of operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The following table summarizes our results of operations (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2025	2024
Operating expenses
Research and development	$2,320	$8,074
General and administrative	1,981	2,010
Total operating expenses	4,301	10,084
Loss from operations	(4,301)	(10,084)
Other income (expense)
Gain (loss) from change in fair value of warrant liabilities	160	(133)
Interest income	146	164
Total other income	306	31
Loss before income taxes	(3,995)	(10,053)
Provision for income taxes	—	—
Net loss	$(3,995)	$(10,053)
Loss per share of common stock, basic and diluted	$(0.26)	$(1.85)
Weighted average shares of common stock, basic and diluted	15,287,278	5,428,906

MetaVia Inc.

Form 10-Q

Total operating expenses and loss from operations

Our total operating expenses and loss from operations for the three months ended June 30, 2025 were $4.3 million, a decrease of $5.8 million, or 57.3%, compared to the three months ended June 30, 2024. This decrease was mainly attributable to lower R&D for the three months ended June 30, 2025. Our R&D expenses were $2.3 million for the three months ended June 30, 2025, a decrease of $5.8 million, or 71.3%, compared to the three months ended June 30, 2024. Our general and administrative expenses were $2.0 million for the three months ended June 30, 2025 and 2024.

The following table summarizes our R&D expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Direct costs
DA-1241	$277	$2,663
DA-1726	1,529	4,905
Other R&D costs	30	109
Indirect costs
Employee compensation and benefits	441	386
Consulting expenses	43	11
Total research and development	$2,320	$8,074

The $5.8 million decrease in R&D expenses reflects decreased R&D activities related to the Phase 2a clinical trial for DA-1241 and decreased activities related to the Phase 1 trial for DA-1726 as compared to the three months ended June 30, 2024. Specifically, the decrease in R&D expenses was primarily attributable to (i) $2.4 million in lower direct R&D expenses related to DA-1241 product development, (ii) $3.4 million in lower direct R&D expenses related to DA-1726 product development, and (iii) $0.1 million in lower direct other R&D costs. These decreases were partially offset by an aggregate $0.1 million increase in indirect R&D expenses related to employee compensation and benefits, and consulting. Included in direct R&D costs were expenses totaling $1.3 million and $3.4 million for the three months ended June 30, 2025 and 2024, respectively, related to investigational drug manufacturing, non-clinical and preclinical costs incurred under the Shared Services Agreement with Dong-A ST (related party).

Total other income

Our total other income for the three months ended June 30, 2025 were $0.3 million, an increase of $0.3 million, compared to the three months ended June 30, 2024. This was mainly attributable to the $0.3 million increase in the change in fair value of warrant liabilities. We recorded a gain of $0.2 million from the change in fair value of warrant liabilities during the three months ended June 30, 2025 compared to a loss of $0.1 million from the change in fair value of warrant liabilities during the three months ended June 30, 2024.

Provision for income taxes

Our effective tax rate for the three months ended June 30, 2025 and 2024 was zero percent as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For the three months ended June 30, 2025, we had a net loss of $4.0 million, or $0.26 per share of basic and diluted common stock, compared to a net loss of $10.0 million, or $1.85 per share of basic and diluted common stock for the three months ended June 30, 2024, primarily due to the factors described above.

MetaVia Inc.

Form 10-Q

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The following table summarizes our results of operations (in thousands, except share and per share amounts):

	Six Months Ended June 30,
	2025	2024
Operating expenses
Research and development	$4,647	$12,978
General and administrative	3,540	3,987
Total operating expenses	8,187	16,965
Loss from operations	(8,187)	(16,965)
Other income (expense)
Gain (loss) from change in fair value of warrant liabilities	247	(203)
Interest income	274	401
Total other income	521	198
Loss before income taxes	(7,666)	(16,767)
Provision for income taxes	—	—
Net loss	$(7,666)	$(16,767)
Loss per share of common stock, basic and diluted	$(0.60)	$(3.19)
Weighted average shares of common stock, basic and diluted	12,789,616	5,259,939

Total operating expenses and loss from operations

Our total operating expenses and loss from operations for the six months ended June 30, 2025 were $8.2 million, a decrease of $8.8 million, or 51.7%, compared to the six months ended June 30, 2024. This decrease was attributable to lower R&D and general and administrative expenses for the six months ended June 30, 2025. Our R&D expenses were $4.6 million for the six months ended June 30, 2025, a decrease of $8.3 million, or 64.2%, compared to the six months ended June 30, 2024. Our general and administrative expenses were $3.5 million for the six months ended June 30, 2025, a decrease of $0.4 million, or 11.2%, compared to the six months ended June 30, 2024.

The following table summarizes our R&D expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Direct costs
DA-1241	$568	$5,858
DA-1726	3,008	5,934
Other R&D costs	55	328
Indirect costs
Employee compensation and benefits	950	792
Consulting expenses	66	66
Total research and development	$4,647	$12,978

The $8.3 million decrease in R&D expenses reflects decreased R&D activities related to the Phase 2a clinical trial for DA-1241 and decreased activities related to the Phase 1 trial for DA-1726 as compared to the six months ended June 30, 2024. Specifically, the decrease in R&D expenses was primarily attributable to (i) $5.3 million in lower direct R&D expenses related to DA-1241 product development, (ii) $2.9 million in lower direct R&D expenses related to DA-1726 product development, and (iii) $0.3 million in lower direct other R&D costs. These decreases were partially offset by $0.2 million in higher indirect R&D expenses related to employee compensation and benefits. Included in direct R&D costs were expenses totaling $2.4 million and $3.6 million for the six months ended June 30, 2025 and 2024, respectively, related to investigational drug manufacturing, non-clinical and preclinical costs incurred under the Shared Services Agreement with Dong-A ST (related party).

MetaVia Inc.

Form 10-Q

The $0.4 million decrease in general and administrative expenses was primarily attributable to (i) $0.7 million in lower consulting expenditures and (ii) $0.2 million in lower other G&A expenses. These decreases were partially offset by (i) $0.3 million in higher legal and professional fees and (ii) $0.2 million in higher employee compensation and benefits.

Total other income

Our total other income for the six months ended June 30, 2025 were $0.5 million, an increase of $0.3 million, compared to the six months ended June 30, 2024. This was attributable to the $0.5 million increase in the change in fair value of warrant liabilities, partially offset by $0.1 million in lower interest income. We recorded a gain of $0.2 million from the change in fair value of warrant liabilities during the six months ended June 30, 2025 compared to a loss of $0.2 million from the change in fair value of warrant liabilities during the six months ended June 30, 2024. The decrease in interest was due to lower average invested amount during the six months ended June 30, 2025 and lower interest rates.

Provision for income taxes

Our effective tax rate for the six months ended June 30, 2025 and 2024 was zero percent as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For the six months ended June 30, 2025, we had a net loss of $7.7 million, or $0.60 per share of basic and diluted common stock, compared to a net loss of $16.8 million, or $3.19 per share of basic and diluted common stock for the six months ended June 30, 2024, primarily due to the factors described above.

Going concern

As reflected in the condensed consolidated financial statements, we had $17.6 million in cash as of June 30, 2025. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $143.5 million as of June 30, 2025. We have incurred a net loss of $7.7 million and net cash used in operating activities of $7.9 million for the six months ended June 30, 2025. Due in large part to the ongoing Phase 2a clinical trial for DA-1241 and Phase 1 clinical trial for DA-1726, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

We believe that our existing cash will be sufficient to fund our operations into 2026. We plan to continue to fund our operations from equity offerings, debt financing, or other sources, potentially including collaborations, out-licensing and other similar arrangements. However, there can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all, or that the Series B warrants issued in June 2024 will be exercised. To the extent that we can raise additional funds by issuing equity securities or in the event our existing warrants are exercised, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, we may slow down or stop our ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on us.

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

Liquidity and capital resources

Our primary use of cash is to fund our R&D activities. We have funded our operations primarily through public offerings of our common stock and private placements of equity and convertible securities. As of June 30, 2025, we had cash totaling $17.6 million. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250 thousand per bank. Our cash balance includes liquid insured deposits, which are obligations

MetaVia Inc.

Form 10-Q

of the program banks in which the deposits are held and qualify for FDIC insurance protection per depositor in each recognized legal category of account ownership in accordance with the rules of the FDIC. To date, we have not experienced any losses related to these funds.

Private Placement

In May 2025, we closed on a private placement offering with Dong-A ST, a related party, and Dong-A Socio Holdings Co., Ltd., an affiliate company of Dong-A ST, and received gross proceeds of $10.0 million, before deducting the placement agent’s fees and related offering expenses. The private placement was comprised of (i) 9,479,345 shares of our common stock at a price of $0.71 per share and (ii) 4,605,162 pre-funded warrants to purchase up to an equivalent number of shares of our common stock at a price of $0.709 per pre-funded warrant. The pre-funded warrants had an exercise price of $0.001 per pre-funded warrant. For additional information, see “Note 6. Stockholders’ equity” to the condensed consolidated financial statements included elsewhere in this Report.

Cash flows

The principal use of cash in operating activities is to fund our current expenditures in support of our R&D activities. Financing activities currently represent the principal source of our cash flow. The following table reflects the major categories of cash flows (in thousands).

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(7,886)	$(13,693)
Net cash used in investing activities	(2)	(8)
Net cash provided by financing activities	9,460	19,200
Net increase in cash	$1,572	$5,499

Net cash used in operating activities was $7.9 million for the six months ended June 30, 2025 and consisted of net loss of $7.7 million and net cash used in change in operating assets and liabilities of $0.2 million. Net cash used in operating activities was $13.7 million for the six months ended June 30, 2024 and consisted of net loss of $16.8 million, partially offset by net cash provided by changes in operating assets and liabilities of $2.6 million and non-cash charges totaling $0.5 million, which was primarily related to stock-based compensation and change in fair value of warrant liabilities.

Net cash used in investing activities, related to the purchase of property and equipment, was less than $0.1 million for the six months ended June 30, 2025 and 2024.

Net cash provided by financing activities was $9.5 million for the six months ended June 30, 2025, which primarily consisted of gross proceeds of $10.0 million from an equity offering in May 2025, net of payment of issuance cost of $0.5 million. Net cash provided by financing activities of $19.2 million for the six months ended June 30, 2024, which primarily consisted of gross proceeds of $20.0 million from an equity offering in June 2024, net of payment of issuance cost of $0.8 million.

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

MetaVia Inc.

Form 10-Q

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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Section 21E of the Securities Exchange Act, our management, with the participation of our principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Remediation efforts to address the material weaknesses

Under the oversight of the audit committee, management developed a detailed plan and timetable for the implementation of appropriate remedial measures to address the material weaknesses. As of June 30, 2025, the following actions have been taken:

●	we have implemented effective controls relating to logical access over the accounting software, which include (i) validation of certain financial reports for accuracy and completeness, and (ii) supervision and review of financial reporting; and
●	we have implemented effective controls relating to lack of review over reconciliation of accrued clinical trial liabilities, which include enhanced documentation of the reviews.

As of June 30, 2025, management has concluded that the actions described above were satisfactorily implemented and have been in place for a sufficient period of time to demonstrate that the previously identified material weaknesses have been remediated.

Inherent limitations of disclosure controls and procedures

Our management, including our PEO and PFO, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute,

MetaVia Inc.

Form 10-Q

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

Changes in internal control over financial reporting

Other than the remediation activities listed above for previously identified material weaknesses in internal control over financial reporting, there have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described under the heading “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K and in Part II, Item 1A of the Q1 2025 Form 10-Q, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2024 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended June 30, 2025, none of our directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

MetaVia Inc.

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

3.7	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2024).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 14, 2025).
10.1

Securities Purchase Agreement, dated as of May 8, 2025, by and among the Registrant and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 14, 2025).

10.2

Placement Agency Agreement, dated as of May 8, 2025 by and between the Registrant and the Placement Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 14, 2025).

10.3

Registration Rights Agreement, dated as of May 8, 2025, by and among the Registrant and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 14, 2025).

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

MetaVia Inc.

Form 10-Q

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith.

MetaVia Inc.

Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on August 7, 2025.

METAVIA INC.

/s/ Hyung Heon Kim
Hyung Heon Kim
President and Chief Executive Officer

/s/ Marshall H. Woodworth
Marshall H. Woodworth
Chief Financial Officer