Form 10-Q
period 2025-09-30
MetaVia Inc.
filed 2025-11-06
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 24,214,788 shares of common stock, $0.001 par value per share, issued and outstanding.

METAVIA INC.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Report”) to “we,” “us,” “the Company,” “MetaVia,” “the Registrant” and “our” refer to MetaVia Inc. and its subsidiaries.

Special Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding our ability to execute our commercial strategy; our expectations regarding the sufficiency of our existing cash on hand to fund our operations; the timeline for regulatory submissions, regulatory steps and potential regulatory approval of our current and future product candidates; the ability to realize the benefits of the license agreement with Dong-A ST Co., Ltd., a related party (“Dong-A ST”), including the impact on our future financial and operating results; the ability to integrate the product candidates into our business in a timely and cost-efficient manner; the cooperation of our contract manufacturers, clinical study partners and others involved in the development of our current and future product candidates; our ability to initiate clinical trials on a timely basis; our planned clinical trials and our ability to recruit subjects for our clinical trials; the costs related to the license agreement, known and unknown, including costs of any litigation or regulatory actions relating to the license agreement; the changes in applicable laws or regulations; and the effects of changes to our stock price on the terms of the license agreement and any future fundraising and other risks and uncertainties described in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”), our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (the “Q1 2025 Form 10-Q”), and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Part I - Financial Information

Item 1.Financial Statements

MetaVia Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$14,277	$16,017
Prepaid expenses and other current assets	369	55
Total current assets	14,646	16,072
Property and equipment, net	22	34
Right-of-use asset	76	133
Other assets	21	21
Total assets	$14,765	$16,260
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,599	$3,879
Clinical trial accrued liabilities	1,562	1,696
Accrued expenses and other current liabilities	711	785
Warrant liabilities	167	361
Related party payable	3,316	1,472
Lease liability, short-term	79	78
Total current liabilities	8,434	8,271
Lease liability, long-term	—	58
Total liabilities	8,434	8,329
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized and no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share, 100,000 shares authorized as of September 30, 2025 and December 31, 2024; 24,215 and 8,637 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	24	9
Additional paid–in capital	153,207	143,779
Accumulated deficit	(146,900)	(135,857)
Total stockholders’ equity	6,331	7,931
Total liabilities and stockholders’ equity	$14,765	$16,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Operations

(Unaudited - In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$1,914	$4,517	$6,561	$17,495
General and administrative	1,561	1,742	5,101	5,729
Total operating expenses	3,475	6,259	11,662	23,224
Loss from operations	(3,475)	(6,259)	(11,662)	(23,224)
Other income (expense)
(Loss) gain from change in fair value of warrant liabilities	(53)	297	194	94
Interest income, net	151	310	425	711
Total other income	98	607	619	805
Loss before income taxes	(3,377)	(5,652)	(11,043)	(22,419)
Provision for income taxes	—	—	—	—
Net loss and comprehensive net loss	$(3,377)	$(5,652)	$(11,043)	$(22,419)
Loss per share of common stock, basic and diluted	$(0.14)	$(0.55)	$(0.63)	$(3.24)
Weighted average shares of common stock, basic and diluted	24,415,876	10,214,087	17,517,322	6,922,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited - In thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
As of January 1, 2024	4,906	$5	$124,945	$(108,265)	$16,685
Stock-based compensation	—	—	105	—	105
Net loss	—	—	—	(6,714)	(6,714)
As of March 31, 2024	4,906	$5	$125,050	$(114,979)	$10,076
Issuance of common stock and warrants (Pre-funded, Series A and Series B), net of issuance costs of $1,522	3,308	3	18,473	—	18,476
Issuance of Placement Agent warrants	—	—	309	—	309
Issuance of common stock for vested restricted stock units	7	—	—	—	—
Stock–based compensation	—	—	134	—	134
Net loss	—	—	—	(10,053)	(10,053)
As of June 30, 2024	8,221	$8	$143,966	$(125,032)	$18,942
Issuance costs in connection with the issuance of common stock and warrants (Pre-funded, Series A and Series B)	—	—	(436)	—	(436)
Issuance of common stock from exercise of warrants	351	1	—	—	1
Issuance of common stock for vested restricted stock units	37	—	(41)	—	(41)
Stock-based compensation	—	—	139	—	139
Net loss	—	—	—	(5,652)	(5,652)
As of September 30, 2024	8,609	$9	$143,628	$(130,684)	$12,953

As of January 1, 2025	8,637	$9	$143,779	$(135,857)	$7,931
Issuance of common stock for vested restricted stock units	18	—	(12)	—	(12)
Stock-based compensation	—	—	132	—	132
Net loss	—	—	—	(3,671)	(3,671)
As of March 31, 2025	8,655	$9	$143,899	$(139,528)	$4,380
Issuance of common stock and pre-funded warrants, net of issuance costs of $874	9,479	9	9,113	—	9,122
Issuance of common stock for exercise of warrants	6,035	6	—	—	6
Issuance of common stock for vested restricted stock units	25	—	—	—	—
Stock-based compensation	—	—	111	—	111
Net loss	—	—	—	(3,995)	(3,995)
As of June 30, 2025	24,194	$24	$153,123	$(143,523)	$9,624
Issuance costs in connection with the issuance of common stock and pre-funded warrants	—	—	(13)	—	(13)
Issuance of common stock for vested restricted stock units	21	—	—	—	—
Stock-based compensation	—	—	97	—	97
Net loss	—	—	—	(3,377)	(3,377)
As of September 30, 2025	24,215	$24	$153,207	$(146,900)	$6,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(11,043)	$(22,419)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	340	378
Non-cash lease charge	—	4
Depreciation	14	15
Gain from change in fair value of warrant liabilities	(194)	(94)
Change in operating assets and liabilities
Prepaid expenses and other assets	(314)	(191)
Accounts payable	(1,280)	22
Accrued and other liabilities	1,636	3,044
Net cash used in operating activities	(10,841)	(19,241)
Investing activities
Purchases of property and equipment	(2)	(8)
Net cash used in investing activities	(2)	(8)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants	9,996	19,998
Payments of issuance costs	(887)	(1,474)
Proceeds from exercise of warrants	6	—
Payment of employee withholding taxes related to shares withheld from issuance for vested restricted stock units	(12)	(41)
Net cash provided by financing activities	9,103	18,483
Net decrease in cash	(1,740)	(766)
Cash at beginning of period	16,017	22,435
Cash at end of period	$14,277	$21,669

Supplemental non-cash investing and financing transactions
Unpaid issuance costs	$—	$176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.Business, basis of presentation, new accounting standards and summary of significant accounting policies

General

MetaVia Inc. (the “Company”), a Delaware corporation, and its subsidiaries are referred to collectively in these notes to the condensed consolidated financial statements of the Company as “MetaVia,” “we,” “our” and “us.” We are a clinical-stage biotechnology company focused primarily on developing novel pharmaceuticals to treat cardiometabolic diseases. MetaVia has two programs focused primarily on the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) and obesity, Vanoglipel (DA-1241) and DA-1726.

While we primarily focus our financial resources and management’s attention on the development of Vanoglipel (DA-1241) and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases on which we are not planning to advance development and have, or continue to consider for, out-licensing and divestiture opportunities.

Our operations have consisted principally of performing research and development (“R&D”) activities, which include preclinical developments and clinical trials, and raising capital. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved.

Going concern

As reflected in the condensed consolidated financial statements, we had $14.3 million in cash as of September 30, 2025. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $146.9 million as of September 30, 2025. We have incurred a net loss of $11.0 million and net cash used in operating activities of $10.8 million for the nine months ended September 30, 2025. Due in large part to the ongoing clinical trials, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

We plan to continue to fund our operations from equity offerings, debt financing, exercise of existing warrants, or other sources, potentially including collaborations, out-licensing and other similar arrangements. However, there can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all, or that the Series B warrants issued in June 2024 will be exercised. To the extent that we can raise additional funds by issuing equity securities or in the event our existing warrants are exercised, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, we may slow down or stop our ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on us.

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

Accounting standards issued but not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to the consolidated financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to the consolidated financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting period beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU to our notes to the consolidated financial statements and processes.

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

2. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Insurance	$132	$5
Deposits	6	16
Deferred expenses	79	—
Prepaid non-income state taxes	52	—
Prepaid clinical trial expenses	42	—
Other prepaid expenses	58	34
Total	$369	$55

3. Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Office equipment	$90	$88
Less accumulated depreciation	(68)	(54)
Property and equipment, net	$22	$34

We recorded depreciation expense of $5 thousand and $14 thousand for the three and nine months ended September 30, 2025 and $5 thousand and $15 thousand for the three and nine months ended September 30, 2024, which was included in general and administrative operating expenses in the accompanying condensed consolidated statements of operations.

4. Current liabilities

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Employee related costs	$656	$713
Professional service fees	40	17
Other	15	55
Total	$711	$785

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Warrant liabilities

Changes to our warrant liabilities are summarized as follows (in thousands):

Total
As of January 1, 2024	$658
Gain from change in fair value of warrant liabilities	(94)
As of September 30, 2024	$564

As of January 1, 2025	$361
Gain from change in fair value of warrant liabilities	(194)
As of September 30, 2025	$167

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

5.Related party

We entered into a license agreement with Dong-A ST Co., Ltd. (“Dong-A ST”) pursuant to which we received an exclusive global license (except for the territory of the Republic of Korea) for two proprietary compounds for specified indications (the “2022 License Agreement”) upon meeting certain financing milestones. The 2022 License Agreement covers the rights to Vanoglipel (DA-1241) for treatment of MASH and DA-1726 for treatment of obesity and MASH. The 2022 License Agreement also provides that we may develop Vanoglipel (DA-1241) for the treatment of type 2 diabetes mellitus.

In connection with the 2022 License Agreement, we entered into a shared services agreement with Dong-A ST (the “Shared Services Agreement”), relating to Vanoglipel (DA-1241) and DA-1726, pursuant to which Dong-A ST may provide technical support, preclinical development, and clinical trial support services on terms and conditions acceptable to both parties. In addition, the Shared Services Agreement provides that Dong-A ST will manufacture all of our clinical requirements of Vanoglipel (DA-1241) and DA-1726 under the terms provided in the Shared Services Agreement.

We incurred R&D expenses of $0.2 million and $2.6 million for the three and nine months ended September 30, 2025, respectively, $0.7 million and $4.3 million for the three and nine months ended September 30, 2024, respectively, under the Shared Services Agreement, which are included in operating expenses: research and development in the accompanying condensed consolidated statements of operations. The aggregate amount payable to Dong-A ST is $3.3 million and $1.5 million as of September 30, 2025 and December 31, 2024, respectively, under the Shared Services Agreement, which are included in related party payable in the accompanying condensed consolidated balance sheets. Of the total amount payable to Dong-A ST as of September 30, 2025, (i) $2.0 million is payable in accordance with an invoice with extended terms in which $650 thousand will be paid on March 31, 2026 and June 30, 2026 and $716 thousand will be paid on September 30, 2026, (ii) $6 thousand is payable in accrued interest based on a fixed interest rate of 4.6% per annum, and (iii) $1.3 million is payable in clinical trial accrued liabilities.

For additional information on the 2022 License Agreement, the Shared Services Agreement and other agreements with Dong-A ST, refer to “Note 5. Related party” in the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, which is included in our 2024 Form 10-K.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6.Stockholders’ equity

Private Placement

In May 2025, we closed on a private placement offering with Dong-A ST, a related party, and Dong-A Socio Holdings Co., Ltd., an affiliate company of Dong-A ST, and received net proceeds of $9.1 million, net of placement agent cash fees of $0.4 million and related offering expenses of $0.5 million. The private placement offering was comprised of (i) 9,479,345 shares of our common stock for a purchase price of $0.71 per share, and (ii) 4,605,162 pre-funded warrants to purchase up to an equivalent number of shares of our common stock for a purchase price of $0.709 per pre-funded warrant.

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

Warrants

The following tables summarize our outstanding warrants:

	Shares of Common Stock Issuable
	for Outstanding Warrants
	As of		Exercise	Expiration
Warrant Issuance	September 30, 2025	December 31, 2024	Price	Date
July 2018 (1)	6	6	$44,820.000	July 2028
April 2020 (1)	—	159	$3,000.000	April 2025
January 2021 (1)	10,421	10,421	$1,447.200	July 2026
October 2021 (1)	—	15,390	$900.000	April 2025
November 2022 Series B (2)	177,938	177,938	$0.000	December 2027
June 2024 Placement Agent (3)	127,227	127,227	$4.913	July 2026
June 2024 Pre-Funded (4)	—	1,430,000	$0.001	No expiration date
June 2024 Series A (5)	—	5,089,060	$3.930	June 2025
June 2024 Series B (6)	7,633,591	7,633,591	$3.930	September 2029 (latest date)
Total	7,949,183	14,483,792
(1)The number of outstanding and exercisable warrants is equal to the number of shares of common stock issuable for outstanding warrants. The 159 warrants issued in April 2020 and the 15,390 warrants issued in October 2021 expired unexercised in April 2025.
(2)The number of outstanding and exercisable warrants of 1,423,504 represents eight times the number of shares of common stock issuable for these warrants. These warrants have a cashless exercise provision whereby eight warrants can be exercised for one share of common stock for no additional consideration, which renders the $3.00 per warrant exercise price to be zero.
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
(6)These warrants were exercisable at any time from the Stockholder Approval Date and expire on the earlier of (i) the five-year anniversary of the Stockholder Approval Date and (ii) the six months anniversary following the date on which the Company publicly announces receiving positive Phase 1, Part 3 data for DA-1726.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Stock-based compensation

Stock-based compensation expense was included in general and administrative operating expense and research and development operating expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$72	$103	$247	$273
Research and development	25	36	93	105
Total stock-based compensation	$97	$139	$340	$378

Stock-based award plans

Our Amended and Restated 2022 Equity Incentive Plan (the “2022 Plan”) provides for an automatic increase on January 1st of each year for a period of eight years commencing on January 1, 2025 and ending on (and including) January 1, 2032, of the aggregate number of shares of common stock that may be issued pursuant to Awards (as defined in the 2022 Plan) to an amount equal to 10% of the Fully Diluted Shares (as defined in the 2022 Plan) as of the last day of the preceding calendar year. Accordingly, in January 2025, the 2022 Plan automatically increased the aggregate number of shares of common stock that may be issued pursuant to Awards by 1,694,929 shares. The following table summarizes the outstanding awards issued pursuant to our stock-based award plans and inducement plan as of September 30, 2025 and the remaining shares of common stock available for future issuance:

			Remaining shares of
	Stock		common stock available
Plan Name	Options	RSUs	for future issuance
2019 Equity Incentive Plan	1,575	—	—
2021 Inducement Plan	—	—	4,166
2022 Plan	3,125	324,708	1,842,018
Total	4,700	324,708	1,846,184

For stock-based awards granted under our stock-based award plans as of September 30, 2025, unrecognized stock-based compensation costs totaled $0.3 million. The unrecognized stock-based costs are expected to be recognized as an expense over a weighted average period of 1.3 years.

Restricted Stock Units

The following table summarizes the status of our outstanding restricted stock units (“RSUs”) and related transactions for the period presented as well as our vested and deferred release RSUs as of the beginning of the 2025 and September 30, 2025 (in thousands, except share and per share amounts):

	Outstanding			Vested and Deferred Release
	Shares of	Average		Shares of	Average
	Common Stock	Grant Date	Aggregate	Common Stock	Grant Date	Aggregate
	Issuable	Fair Value	Fair	Issuable	Fair Value	Intrinsic
	for RSUs	Price	Value	for RSUs	Price	Value
As of January 1, 2025	175,086	4.68	355	13,023	4.26	26
Granted	244,452	0.64
Forfeited	(23,572)	2.73
Vested and released	(71,258)	4.90	68

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2025	324,708	$1.73	$305	33,924	$3.99	$32

Stock options

The following table summarizes the status of our outstanding and exercisable options and related transactions for the period presented (in thousands, except share and per share amounts):

	Outstanding			Exercisable
	Shares of		Weighted	Shares of		Weighted
	Common	Weighted	Average	Common	Weighted	Average
	Stock	Average	Remaining	Stock	Average	Remaining
	Issuable	Exercise	Contractual	Issuable	Exercise	Contractual
	for Options	Price	Term (years)	for Options	Price	Term (years)
As of January 1, 2025	4,700	$398.30	7.5	4,695	$398.46	7.5
Vested				5	244.80
As of September 30, 2025	4,700	$398.30	6.8	4,700	$398.30	6.8

7.Significant segment expenses and loss before income taxes

The following table sets forth the significant segment expenses for our one reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development
Direct expenses - Vanoglipel (DA-1241)	$190	$2,544	$758	$8,402
Direct expenses - DA-1726	1,080	1,501	4,088	7,435
Direct expenses - Other R&D costs (credits) (1)	52	(73)	107	255
Indirect expenses - employee compensation and benefits	351	369	1,301	1,161
Indirect expenses - consulting expenses	241	176	307	242
Total research and development	1,914	4,517	6,561	17,495
General and administrative
Legal and professional fees	690	567	2,597	2,143
Consulting	225	346	558	1,391
Employee compensation and benefits	428	480	1,379	1,254
Other (2)	218	349	567	941
Total general and administrative	1,561	1,742	5,101	5,729
Total operating expenses	3,475	6,259	11,662	23,224
Loss from operations	(3,475)	(6,259)	(11,662)	(23,224)
Total other income	98	607	619	805
Loss before income taxes	$(3,377)	$(5,652)	$(11,043)	$(22,419)

(1)Other R&D costs (credits) include clinical, non-clinical and preclinical services or other R&D expenses that are not attributable to a single product candidate.

(2)Other general and administrative expenses include insurance, software license fees, non-income state taxes, lease rental expenses and other general and administrative expenditures.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8.Income taxes

We do not expect to pay any significant federal or state income taxes as a result of (i) the losses recorded during the nine months ended September 30, 2025, (ii) additional losses expected for the remainder of 2025, or (iii) net operating loss carry forwards from prior years.

We recorded a full valuation allowance of the net operating losses for the three and nine months ended September 30, 2025 and 2024. Accordingly, there were no benefits for income taxes recorded for the three and nine months ended September 30, 2025 and 2024. Additionally, as of September 30, 2025 and December 31, 2024, we maintain a full valuation allowance for all deferred tax assets.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, and the new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. We are currently evaluating the impact of the tax provisions of the OBBBA on our consolidated financial statements and accompanying notes.

9.Loss per share of common stock

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(3,377)	$(5,652)	$(11,043)	$(22,419)
Denominator:
Weighted average shares of common stock, basic	24,415,876	10,214,087	17,517,322	6,922,338
Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock, diluted	24,415,876	10,214,087	17,517,322	6,922,338
Loss per share of common stock, basic and diluted	$(0.14)	$(0.55)	$(0.63)	$(3.24)

For each of the periods presented in the above table, our basic weighted average shares of common stock include any outstanding (i) Series B warrants issued in November 2022, (ii) pre-funded warrants in June 2024 and May 2025 and (iii) vested RSUs in which their release was deferred.

Since we reported a net loss for the three and nine months ended September 30, 2025 and 2024, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per share of common stock and our basic and diluted weighted average shares of common stock are the same for the three and nine months ended September 30, 2025 and 2024.

The following table sets forth the potentially dilutive securities that were not included in the calculation of diluted earnings per share of common stock as of and for the nine months ended September 30, 2025 and 2024:

	As of
	September 30, 2025	December 31, 2024
Stock options	4,700	4,700
RSUs	324,708	162,063
Warrants	7,949,183	12,875,854

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The following table sets forth our financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of September 30, 2025				As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$167	$—	$167	$—	$361	$—	$361	$—
Total	$167	$—	$167	$—	$361	$—	$361	$—

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

Overview

We are a clinical-stage biotechnology company focused primarily on developing novel pharmaceuticals to treat cardiometabolic diseases. MetaVia has two ongoing programs focused primarily on the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) and obesity.

●	Vanoglipel (DA-1241) is a novel G-Protein-Coupled Receptor 119 (“GPR119”) agonist with development optionality as a standalone and/or combination therapy for both MASH and Type 2 Diabetes Mellitus (“T2DM”). Agonism of GPR119 in the gut promotes the release of key gut peptides, glucagon-like peptide 1 (“GLP-1”), glucagon-dependent insulinotropic polypeptide receptor, and peptide YY. These peptides play a further role in glucose metabolism, lipid metabolism and weight loss. Vanoglipel (DA-1241) has demonstrated beneficial effects on glucose, lipid profile and liver inflammation, as demonstrated during in-vivo preclinical studies.
●	DA-1726 is a novel oxyntomodulin (“OXM”) analog agonist functioning as a GLP-1 receptor (“GLP1R”) and glucagon receptor (“GCGR”) dual agonist for the treatment of obesity that is designed to be administered once weekly subcutaneously. With the activation of the dual agonist, weight loss may be achieved by GLP1R reducing appetite while GCGR increases energy expenditure.

While we primarily focus our financial resources and management’s attention on the development of Vanoglipel (DA-1241) and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases on which we are not planning to advance development and have, or continue to consider for, out-licensing and divestiture opportunities.

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

Vanoglipel (DA-1241)

We are currently finalizing the Clinical Study Report on a Phase 2a clinical trial in the United States (“U.S.”). MASH Phase 2a is a 16-week, multicenter, randomized, double-blind, placebo-controlled, parallel arm clinical trial to establish safety and an early signal of efficacy in MASH as a next-generation competitive oral agent while we follow the trend for T2DM.

In December 2024, we announced positive top-line 16-week results from the two-part Phase 2a clinical trial in patients with presumed MASH. Part 1 of this Phase 2a trial is exploring Vanoglipel (DA-1241), a novel GPR119 agonist compared to placebo, while Part 2 is investigating the efficacy of Vanoglipel (DA-1241) in combination with sitagliptin, a DPP-4 inhibitor.

We are currently working to schedule an end-of-Phase 2 meeting with the Food and Drug Administration (“FDA”). For additional information on Vanoglipel (DA-1241), including an overview of the top-line 16-week results from the two-part Phase 2a clinical trial, see “Part I, Item 1. Business, Our Pipeline, Vanoglipel (DA-1241) Treatment of MASH” in our 2024 Form 10-K.

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

In June 2025, we began enrollment for a higher-dose MAD cohort to assess the maximum tolerated dose and fully realize DA-1726's potential, as higher doses may also show a similar profile, while potentially demonstrating increased weight reduction. We dosed the first patient in the 48 mg, MAD cohort of our Phase 1 clinical trial of DA-1726 in July 2025 and we extended the clinical trial for this 48 mg, MAD cohort to 8 weeks from 4 weeks to further explore the non-titrated maximum tolerated dose, explore safety and other primary, secondary and exploratory endpoints over a longer treatment duration, and evaluate longer-term early efficacy. Also, in August 2025, we administered the fifth dose for the first patient in the 48 mg, MAD cohort of our Phase 1 clinical trial of DA-1726. Top-line data of the 48 mg, MAD cohort is expected in the fourth quarter of 2025.

In November 2025, we presented new Phase 1 and pre-clinical data on DA-1726 in two poster presentations at ObesityWeek® 2025.

For additional information on DA-1726, see “Part I, Item 1. Business, Our Pipeline, DA-1726 Treatment of Obesity” in our 2024 Form 10-K, and our Current Reports on Form 8-K dated April 15, 2025, April 22, 2025, July 9, 2025, and August 6, 2025.

Recent developments

●	July 2025: Dosed the first patient in the 48 mg, MAD cohort of the Phase 1 clinical trial of DA-1726, a novel, dual OXM analog agonist that functions as a GLP1R and GCGR, for the treatment of obesity to further explore the maximum tolerated dose. Top-line data is expected in the fourth quarter of 2025.
●	August 2025: Announced a research collaboration with Syntekabio, Inc., a leading artificial intelligence driven drug discovery company, to identify additional disease targets and optimize the therapeutic profile of Vanoglipel (DA-1241), MetaVia’s novel oral G-Protein-Coupled Receptor 119 (GPR119) agonist.
●	August 2025: Administered the fifth dose for the first patient in the 48 mg, MAD cohort of the Phase 1 clinical trial of DA-1726.
●	November 2025: Presented new Phase 1 and pre-clinical data on DA-1726 in two poster presentations at ObesityWeek® 2025. The Phase 1 data demonstrated favorable safety and tolerability, a newly characterized 32 mg pharmacokinetic (PK) profile supporting once-weekly dosing, and meaningful reductions in body weight and waist circumference following four weeks of treatment. Additionally, in a diet-induced obesity (DIO) mouse model, DA-1726 achieved comparable weight loss to pemvidutide with superior lipid-lowering efficacy.

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

MetaVia Inc.

Form 10-Q

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

Results of operations

Three months ended September 30, 2025 compared to three months ended September 30, 2024

The following table summarizes our results of operations (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2025	2024
Operating expenses
Research and development	$1,914	$4,517
General and administrative	1,561	1,742
Total operating expenses	3,475	6,259
Loss from operations	(3,475)	(6,259)
Other income (expense)
(Loss) gain from change in fair value of warrant liabilities	(53)	297
Interest income, net	151	310
Total other income	98	607
Loss before income taxes	(3,377)	(5,652)
Provision for income taxes	—	—
Net loss	$(3,377)	$(5,652)
Loss per share of common stock, basic and diluted	$(0.14)	$(0.55)
Weighted average shares of common stock, basic and diluted	24,415,876	10,214,087

Total operating expenses and loss from operations

Our total operating expenses and loss from operations for the three months ended September 30, 2025 were $3.5 million, a decrease of $2.8 million, or 44.5%, compared to the three months ended September 30, 2024. This decrease was mainly attributable to lower R&D for the three months ended September 30, 2025. Our R&D expenses were $1.9 million for the three months ended September 30, 2025, a decrease of $2.6 million, or 57.6%, compared to the three months ended September 30, 2024. Our general and administrative expenses were $1.6 million for the three months ended September 30, 2025, a decrease of $0.2 million, or 10.4%, compared to the three months ended September 30, 2024.

MetaVia Inc.

Form 10-Q

The following table summarizes our R&D expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Direct costs
Vanoglipel (DA-1241)	$190	$2,544
DA-1726	1,080	1,501
Other R&D costs (credits)	52	(73)
Indirect costs
Employee compensation and benefits	351	369
Consulting expenses	241	176
Total research and development	$1,914	$4,517

The $2.6 million decrease in R&D expenses reflects decreased R&D activities related to the Phase 2a clinical trial for Vanoglipel (DA-1241) and decreased activities related to the Phase 1 trial for DA-1726 as compared to the three months ended September 30, 2024. Specifically, the decrease in R&D expenses was primarily attributable to (i) $2.4 million in lower direct R&D expenses related to Vanoglipel (DA-1241) product development and (ii) $0.4 million in lower direct R&D expenses related to DA-1726 product development. These decreases were partially offset by (i) $0.1 million in higher direct other R&D costs and (ii) $0.1 million in higher indirect consulting expenses. Included in direct R&D costs (credits) were expenses totaling $0.2 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, related to investigational drug manufacturing, non-clinical and preclinical costs incurred under the Shared Services Agreement with Dong-A ST (related party).

The $0.2 million decrease in general and administrative expenses was primarily attributable to (i) $0.1 million in lower consulting expenditures, (ii) $0.1 million in lower employee compensation and benefits, and (iii) $0.1 million in lower other general and administrative expenses. These decreases were partially offset by $0.1 million in higher legal and professional fees.

Total other income

Our total other income for the three months ended September 30, 2025 was $0.1 million, a decrease of $0.5 million, compared to the three months ended September 30, 2024. This decrease was primarily attributable to (i) $0.2 million in lower interest income, net, due to lower cash balances and lower interest rates and (ii) approximately $0.4 million related to the change in fair value of warrant liabilities. We recorded a loss of $0.1 million from the change in fair value of warrant liabilities during the three months ended September 30, 2025 compared to a gain of $0.3 million from the change in fair value of warrant liabilities during the three months ended September 30, 2024.

Provision for income taxes

Our effective tax rate for the three months ended September 30, 2025 and 2024 was zero percent as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For the three months ended September 30, 2025, we had a net loss of $3.4 million, or $0.14 per share of basic and diluted common stock, compared to a net loss of $5.7 million, or $0.55 per share of basic and diluted common stock for the three months ended September 30, 2024, primarily due to the factors described above.

MetaVia Inc.

Form 10-Q

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

The following table summarizes our results of operations (in thousands, except share and per share amounts):

	Nine Months Ended September 30,
	2025	2024
Operating expenses
Research and development	$6,561	$17,495
General and administrative	5,101	5,729
Total operating expenses	11,662	23,224
Loss from operations	(11,662)	(23,224)
Other income
Gain from change in fair value of warrant liabilities	194	94
Interest income, net	425	711
Total other income	619	805
Loss before income taxes	(11,043)	(22,419)
Provision for income taxes	—	—
Net loss	$(11,043)	$(22,419)
Loss per share of common stock, basic and diluted	$(0.63)	$(3.24)
Weighted average shares of common stock, basic and diluted	17,517,322	6,922,338

Total operating expenses and loss from operations

Our total operating expenses and loss from operations for the nine months ended September 30, 2025 were $11.7 million, a decrease of $11.6 million, or 49.8%, compared to the nine months ended September 30, 2024. This decrease was attributable to lower R&D and general and administrative expenses for the nine months ended September 30, 2025. Our R&D expenses were $6.6 million for the nine months ended September 30, 2025, a decrease of $10.9 million, or 62.5%, compared to the nine months ended September 30, 2024. Our general and administrative expenses were $5.1 million for the nine months ended September 30, 2025, a decrease of $0.6 million, or 11.0%, compared to the nine months ended September 30, 2024.

The following table summarizes our R&D expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Direct costs
Vanoglipel (DA-1241)	$758	$8,402
DA-1726	4,088	7,435
Other R&D costs	107	255
Indirect costs
Employee compensation and benefits	1,301	1,161
Consulting expenses	307	242
Total research and development	$6,561	$17,495

The $10.9 million decrease in R&D expenses reflects decreased R&D activities related to the Phase 2a clinical trial for Vanoglipel (DA-1241) and decreased activities related to the Phase 1 trial for DA-1726 as compared to the nine months ended September 30, 2024. Specifically, the decrease in R&D expenses was primarily attributable to (i) $7.6 million in lower direct R&D expenses related to Vanoglipel (DA-1241) product development, (ii) $3.3 million in lower direct R&D expenses related to DA-1726 product development, and (iii) $0.1 million in lower direct other R&D costs. These decreases were partially offset by $0.1 million in higher indirect employee compensation and benefits cost and $0.1 million in higher indirect consulting expenses. Included in direct R&D costs were expenses totaling $2.6 million and $4.3 million for the nine months ended September 30, 2025 and 2024, respectively, related to investigational drug manufacturing, non-clinical and preclinical costs incurred under the Shared Services Agreement with Dong-A ST (related party).

MetaVia Inc.

Form 10-Q

The $0.6 million decrease in general and administrative expenses was primarily attributable to (i) $0.9 million in lower consulting expenditures and (ii) $0.2 million in lower other general and administrative expenses. These decreases were partially offset by (i) $0.4 million in higher legal and professional fees and (ii) $0.1 million in higher employee compensation and benefits.

Total other income

Our total other income for the nine months ended September 30, 2025 was $0.6 million, a decrease of $0.2 million, compared to the nine months ended September 30, 2024. This was attributable to $0.3 million in lower interest income, net, due to lower cash balances and lower interest rates, partially offset by a $0.1 million increase in gain from change in fair value of warrant liabilities. We recorded a gain of $0.2 million and $0.1 million from the change in fair value of warrant liabilities during the nine months ended September 30, 2025 and 2024, respectively.

Provision for income taxes

Our effective tax rate for the nine months ended September 30, 2025 and 2024 was zero percent as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For the nine months ended September 30, 2025, we had a net loss of $11.0 million, or $0.63 per share of basic and diluted common stock, compared to a net loss of $22.4 million, or $3.24 per share of basic and diluted common stock for the nine months ended September 30, 2024, primarily due to the factors described above.

Going concern

As reflected in the condensed consolidated financial statements, we had $14.3 million in cash as of September 30, 2025. We believe that our existing cash will be sufficient to fund our operations into 2026. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $146.9 million as of September 30, 2025. We have incurred a net loss of $11.0 million and net cash used in operating activities of $10.8 million for the nine months ended September 30, 2025. Due in large part to the ongoing clinical trials, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

We plan to continue to fund our operations from equity offerings, debt financing, exercise of existing warrants, or other sources, potentially including collaborations, out-licensing and other similar arrangements. However, there can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all, or that the Series B warrants issued in June 2024 will be exercised. To the extent that we can raise additional funds by issuing equity securities or in the event our existing warrants are exercised, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, we may slow down or stop our ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on us.

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

Liquidity and capital resources

Our primary use of cash is to fund our R&D activities. We have funded our operations primarily through public offerings of our common stock and private placements of equity and convertible securities. As of September 30, 2025, we had cash totaling $14.3 million. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250 thousand per bank. Our cash balance includes liquid insured deposits, which are obligations

MetaVia Inc.

Form 10-Q

of the banks in which the deposits are held and which qualify for FDIC insurance protection in accordance with the rules of the FDIC. To date, we have not experienced any losses related to these funds.

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

The following table reflects the major categories of cash flows (in thousands).

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(10,841)	$(19,241)
Net cash used in investing activities	(2)	(8)
Net cash provided by financing activities	9,103	18,483
Net decrease in cash	$(1,740)	$(766)

Net cash used in operating activities was $10.8 million for the nine months ended September 30, 2025 and consisted of net loss of $11.0 million, partially offset by non-cash charges totaling $0.2 million, which was primarily related to stock-based compensation and change in fair value of warrant liabilities. Net cash used in operating activities was $19.2 million for the nine months ended September 30, 2024 and consisted of net loss of $22.4 million, partially offset by net cash provided by changes in operating assets and liabilities of $2.9 million and non-cash charges totaling $0.3 million, which was primarily related to stock-based compensation and change in fair value of warrant liabilities.

Net cash used in investing activities, related to the purchase of property and equipment, was less than $0.1 million for the nine months ended September 30, 2025 and 2024.

Net cash provided by financing activities was $9.1 million for the nine months ended September 30, 2025, which primarily consisted of gross proceeds of $10.0 million from an equity offering in May 2025, net of payment of issuance cost of $0.9 million. Net cash provided by financing activities of $18.5 million for the nine months ended September 30, 2024, which primarily consisted of gross proceeds of $20.0 million from an equity offering in June 2024, net of payment of issuance cost of $1.5 million.

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

MetaVia Inc.

Form 10-Q

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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Section 21E of the Exchange Act, our management, with the participation of our principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MetaVia Inc.

Form 10-Q

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

On November 6, 2025, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc., as sales agent and/or principal (“Ladenburg”), pursuant to which the Company may offer and sell, from time to time through or to Ladenburg, shares of the Company’s common stock, par value $0.001, having an aggregate offering price of up to $2,300,000 (the “Shares”).

The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-278646) filed by the Company with the Securities and Exchange Commission (the “SEC”) on April 12, 2024, and declared effective by the SEC on April 23, 2024, as supplemented by a prospectus supplement to be filed with the SEC on November 6, 2025 pursuant to Rule 424(b) under the Securities Act.

Pursuant to the Sales Agreement, Ladenburg may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. The Company is not obligated to make any sales of the Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement by Ladenburg or the Company, as permitted therein.

The Company is obligated to pay Ladenburg an aggregate sales agent commission of 3.0% of the gross sales price of the Shares sold pursuant to the Sales Agreement. The Company will also reimburse Ladenburg for certain specified expenses in connection with entering into the Sales Agreement. The Sales Agreement contains customary representations and warranties and conditions to the placements of the Shares pursuant thereto.

The foregoing description of the material terms of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 1.1 to this Report and is incorporated herein by reference. The opinion of the Company’s counsel regarding the validity of the Shares that will be issued pursuant to the Sales Agreement is also filed as Exhibit 5.1 to this Report.

This Report shall not constitute an offer to sell or the solicitation of an offer to buy the Shares discussed herein, nor shall there be any offer, solicitation, or sale of the Shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

MetaVia Inc.

Form 10-Q

Item 6.Exhibits

Exhibit Number	Description of Document
1.1*	At the Market Offering Agreement, dated as of November 6, 2025, by and between the Registrant and Ladenburg Thalmann & Co. Inc.
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

3.7	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2024).
5.1*	Opinion of Honigman LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

MetaVia Inc.

Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on November 6, 2025.

METAVIA INC.

/s/ Hyung Heon Kim
Hyung Heon Kim
President and Chief Executive Officer

/s/ Marshall H. Woodworth
Marshall H. Woodworth
Chief Financial Officer