Form 10-K
period 2025-12-31
MetaVia Inc.
filed 2026-03-26
CIK 1638287

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.0 million, based on the closing price on the Nasdaq Capital Market on the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 20, 2026, the registrant had 5,090,936 shares of common stock, $0.001 par value per share, outstanding.

METAVIA INC.

Unless the context requires otherwise, references in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “Annual Report” or “Report”) to “we,” “us,” “the Company,” “MetaVia” and “our” refer to MetaVia Inc. (the “Company”) and its subsidiaries.

Special Note Regarding Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding our ability to execute our commercial strategy; our expectations regarding the sufficiency of our existing cash and cash equivalents on hand to fund our operations; the timeline for regulatory submissions, regulatory steps and potential regulatory approval of our current and future product candidates; the ability to realize the benefits of the license agreement with Dong-A ST Co., Ltd., a related party (“Dong-A ST”), including the impact on our future financial and operating results; the ability to integrate the product candidates into our business in a timely and cost-efficient manner; the cooperation of our contract manufacturers, clinical study partners and others involved in the development of our current and future product candidates; our ability to initiate clinical trials on a timely basis; our planned clinical trials and our ability to recruit subjects for our clinical trials; the costs related to the license agreement, known and unknown, including costs of any litigation or regulatory actions relating to the license agreement; the changes in applicable laws or regulations; and the effects of changes to our stock price on the terms of the license agreement and any future fundraising and other risks and uncertainties described in our filings with the Securities and Exchange Commission (“SEC”).

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

Forward-looking statements are subject to a number of risks and uncertainties, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements, including without limitation, the possibility that regulatory authorities do not accept our applications or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in this Annual Report and in our other filings with the SEC.

We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We qualify all of our forward-looking statements by these cautionary statements.

Summary Risk Factors

Our business is subject to a number of risks, as fully described in Part I, Item 1A. Risk Factors in this Annual Report. The principal factors and uncertainties include, among others:

●	We have incurred net losses since inception, and we anticipate that we will continue to incur net losses for the foreseeable future. We require additional capital to accomplish our business plan and the failure to obtain necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
●	As we do not generate any revenue, we are dependent on working capital to fund our business plan, and raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights to our technologies.
●	Future sales, or the perception of future sales, by us or our securityholders could cause the market price of our common stock to decline.
●	Adverse global economic conditions could have a material adverse effect on our business, results of operations and financial condition and liquidity.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	Public opinion and scrutiny of treatments for obesity, overweight patients, MASH and MASH patients may impact public perception of our Company, DA-1726, vanoglipel (DA-1241), or may adversely affect our ability to conduct our business and our business plans.
●	We may be required to make significant payments under the 2022 License Agreement (as defined below).
●	Even if we obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize vanoglipel (DA-1241) and DA-1726.
●	Preliminary, interim and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.
●	Product candidates may cause undesirable side effects that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, including marketing withdrawal.
●	Our efforts to discover drug candidates beyond our current drug candidates may not succeed, and any drug candidates we recommend for clinical development may not actually begin clinical trials.
●	Delays in our clinical trials may lead to a delay in the submission of marketing approval applications and jeopardize our ability to potentially receive approvals and generate revenues from the sale of our products.
●	We may develop vanoglipel (DA-1241) and DA-1726, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.
●	Any collaboration arrangement that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our current and potential future drug candidates.
●	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with MASH or obesity and significant competition for recruiting such patients in clinical trials.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among hospitals, physicians, patients and healthcare payors.

●	We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop.
●	If we or our third-party manufacturers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have an adverse effect on the success of our business.
●	We rely and will continue to rely on collaborative partners regarding the development of our research programs and product candidates.
●	We are subject to United States (“U.S.”) and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.
●	We have relied and will rely on third-party clinical research organizations (“CROs”) to conduct our preclinical studies and clinical trials. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We rely on third parties to manufacture our product candidates and preclinical and clinical drug supplies.
●	We may engage in future acquisitions, mergers, in-licenses and out-licenses of technology that could disrupt our business, cause dilution to the organization’s stockholders and harm our financial condition and operating results.
●	We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.
●	If we are unable to obtain and maintain sufficient intellectual property rights, our competitive position could be harmed.
●	We may not be able to protect or practice our intellectual property rights throughout the world.
●	We may become involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful.
●	Our trade secrets are difficult to protect and if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	We currently have a small number of employees and consultants, and our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel.
●	The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.
●	Our two largest stockholders may use their significant interest to take actions not supported by our other stockholders.
●	Our business and operations may suffer in the event of system failures or other unplanned events.

Part I

Item 1.Business

Overview

We are a clinical-stage biotechnology company focused primarily on developing novel pharmaceuticals to treat cardiometabolic diseases. We have two programs focused primarily on the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) and obesity.

●	Vanoglipel (DA-1241) is a novel GPR119 (“GPR119”) agonist with development optionality as a standalone or combination therapy for both MASH and Type 2 Diabetes Mellitus (“T2DM”). Agonism of GPR119 in the gut promotes the release of key gut peptides, glucagon-like peptide-1 (“GLP-1”), glucagon-dependent insulinotropic polypeptide receptor (“GIP”), and peptide YY (“PYY”). These peptides play a further role in glucose metabolism, lipid metabolism and weight loss. Vanoglipel (DA-1241) has demonstrated beneficial effects on glucose, lipid profile and liver inflammation, as demonstrated during in-vivo preclinical studies.
o	In Phase 1a and 1b human clinical trials, vanoglipel (DA-1241) was well tolerated in both healthy volunteers and those with T2DM.
o	We initiated a Phase 2a clinical trial in 2023 with the goal of establishing the mechanism of action and efficacy of vanoglipel (DA-1241) in the treatment of MASH and to evaluate trends for T2DM. This is the first-in-human MASH clinical trial for vanoglipel (DA-1241). In November 2024, we completed the last patient last visit for the Phase 2a clinical trial.
o	In December 2024, we announced positive topline 16-week results from the two-part Phase 2a clinical trial in patients with presumed MASH.
o	In May 2025, we presented the topline 16-week results from the two-part Phase 2a clinical trial at the European Association for the Study of the Liver (“EASL”) 2025.
o	In November 2025, we presented sub-group analysis on glucose control in prediabetes and diabetes subjects and additional data on inflammation and lipidomic profiles at the American Association for the Study of Liver Diseases (“AASLD”) The Liver Meeting® 2025.
o	We are expecting to finalize the Clinical Study Report (“CSR”) of the Phase 2a clinical trial in the first half of 2026.
●	DA-1726 is a novel oxyntomodulin (“OXM”) analog functioning as a GLP-1 receptor (“GLP1R”) and glucagon receptor (“GCGR”) dual agonist for the treatment of obesity that is designed to be administered once weekly subcutaneously. With the activation of the dual agonist, weight loss may be achieved by GLP1R reducing appetite while GCGR increases energy expenditure.
o	DA-1726 has a well understood mechanism and, in preclinical mice models, resulted in improved weight loss compared to semaglutide and tirzepatide.
o	We initiated a Phase 1 clinical trial in 2024 with the goal of establishing the safety and tolerability of DA-1726 while exploring the mechanism of action and efficacy of DA-1726 in the treatment of obesity. This is the first-in-human clinical trial for DA-1726.
o	In September 2024, we announced positive topline data from the single ascending dose (“SAD”) Part 1 of our Phase 1 clinical trial evaluating DA-1726 while an additional SAD study and a multiple-ascending dose (“MAD”) study were ongoing. Overall safety and tolerability in Part 1 of the Phase 1 clinical trial was clean and allowed us to continue the MAD Part 2 of the Phase 1 clinical trial.
o	In April 2025, we announced positive topline data from our up to 32 mg, MAD cohort Part 2 of the Phase 1 clinical trial.
o	In June 2025, we began enrollment for a higher-dose MAD cohort to assess the maximum tolerated dose and fully realize DA-1726’s potential, as higher doses may also show a similar profile, while potentially demonstrating increased weight reduction. We dosed the first patient in the non-titrated 48 mg, MAD cohort of our Phase 1 clinical trial in July 2025, and we extended the clinical trial for this 48 mg, MAD cohort to eight weeks from four weeks to further explore the non-titrated maximum tolerated dose, explore safety and other primary, secondary and exploratory endpoints over a longer treatment duration, and evaluate longer-term early efficacy. Also, in August 2025, we administered the fifth dose for the first patient in the 48 mg, MAD cohort of our Phase 1 clinical trial.
o	In November 2025, we presented new Phase 1 and pre-clinical data in two poster presentations at ObesityWeek® 2025.
o	On January 5, 2026, we announced positive topline data from our non-titrated 48 mg, MAD cohort 5 Part 2 of the Phase 1 clinical trial.
o	We are planning to start Part 3a and Part 3b of the Phase 1 clinical trial in April 2026. Part 3a will be a one-step titration with 16 mg for four weeks and 48 mg for 12 weeks. Part 3b will be a two-step titration with 16 mg for four weeks, 32 mg for four weeks and 64 mg for eight weeks. These titration studies are to see if it can remove any moderate adverse effects from the 48 mg dose level and to seek DA-1726 at a higher dose level of 64 mg. We expect dose-dependent exploratory weight loss and other early signals in the exploratory endpoints with potential for best-in-class safety and tolerability. The data readout for both Part 3a and Part 3b is planned for the fourth quarter of 2026.

While we focus our financial resources and management’s attention on the development of vanoglipel (DA-1241) and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases, which we are not planning to advance development on and have, or continue to consider for, out-licensing and divestiture opportunities:

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

Our Strategy

Our goal is to discover and develop novel therapeutics designed to impact a range of indications primarily in cardiometabolic diseases. The key elements of our business strategy to achieve this goal include:

●	Advance vanoglipel (DA-1241) through the FDA regulatory process to obtain approval for the treatment of MASH. Successful completion of the Phase 2a clinical trial is designed to establish the mechanism of action and an early signal of efficacy in MASH and T2DM, which will allow us to seek initiation of a Phase 2b clinical trial as monotherapy or in combination with GLP1R or other therapeutic candidates.
●	Pursue vanoglipel (DA-1241) combination therapy. The Phase 2a Part 2 clinical trial showed vanoglipel’s (DA-1241) strong potential for monotherapy as well as the potential for combination therapy with its strong safety signals. With the successful proof of concept demonstrated in the Phase 2a clinical trial, we plan to explore other combination therapies that can benefit from the mechanism of action of vanoglipel (DA-1241) and to expand the target efficacy of vanoglipel (DA-1241) for the treatment of MASH.
●	Advance DA-1726 through the FDA regulatory process to obtain approval for the treatment of obesity. Explore various avenues to advance DA-1726 through the FDA approval process, including seeking ways to expedite clinical trials and conducting non-clinical studies.
●	Pursue additional pipelines and/or other business opportunities. With both vanoglipel (DA-1241) and DA-1726 in clinical trials, we plan to explore adding (i) clinical stage product candidates to diversify and enrich our pipeline and/or (ii) other technologies.

Our Pipeline

Our focus is on two cardiometabolic assets. Our first asset, vanoglipel (DA-1241), is a GPR119 agonist, in a Phase 2a clinical trial for treatment of MASH. Our second asset is DA-1726, a GLP-1 receptor and glucagon receptor dual agonist, in a Phase 1 clinical trial for treatment of obesity. The following illustrates the current status of our assets as of the filing date of this Annual Report.

Vanoglipel (DA-1241) Treatment of MASH

Vanoglipel (DA-1241) is a potential first-in-class GPR119 agonist with therapeutic potential for MASH and T2DM that is designed to be orally administered once a day. Two Phase 1 clinical trials for the treatment of T2DM have been completed and a Phase 2a clinical trial for the treatment of MASH is ongoing in the U.S. In November 2024, we completed the last patient last visit for Phase 2a clinical trial. In December 2024, we announced positive topline 16-week results from the two-part Phase 2a clinical trial in patients with presumed MASH. In May 2025, we presented the topline 16-week results from the two-part Phase 2a clinical trial at EASL 2025. In November 2025, we presented sub-group analysis on glucose control in prediabetes and diabetes subjects and additional data on inflammation and lipidomic profiles at the AASLD The Liver Meeting® 2025. The data highlights vanoglipel’s differentiated dual activity across both hepatic and metabolic pathways, demonstrating clinically meaningful improvements in glucose control, liver health, and plasma lipidomic profiles following 16 weeks of treatment. Currently, we are expecting to finalize the CSR of the Phase 2a clinical trial in the first half of 2026.

Vanoglipel (DA-1241) is a novel chemical drug candidate selectively activating GPR119 which has shown consistent target-related mechanisms and glucose-lowering effects from nonclinical studies in Phase 1b exploratory clinical trials in patients with T2DM in the U.S. GPR119 is known to be a regulator of both blood glucose and lipid levels. Non-clinical studies suggest vanoglipel (DA-1241) selectively activates GPR119, stimulates the secretion of insulin and incretin hormones such as GLP-1, and thereby reduces plasma glucose levels without hypoglycemia risk and lowers plasma lipids levels of both triglycerides and cholesterol. Moreover, impaired insulin action and lipid metabolism which are frequently observed in T2DM patients are highly associated with the pathogenesis of steatosis and inflammation in MASH. Extensive non-clinical studies have shown vanoglipel (DA-1241) has therapeutic potential for the reduction in hepatic steatosis, inflammation, fibrosis, and improved glucose control regardless of body weight reduction.

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

The prevalence of MASLD, which affects approximately 30% of the global population, and MASH, which develops in approximately 12% to 14% of MASLD patients, is growing and is driven primarily by the worldwide obesity epidemic. Over the past three decades, the global prevalence of MASLD has grown substantially from 17.6% (1990) to over 30% (2024), with an average increase of about 0.7% to 0.8% annually. The critical pathophysiologic mechanisms underlying the development and progression of MASH include reduced ability to handle lipids, increased insulin resistance, injury to hepatocytes and liver fibrosis in response to hepatocyte injury. Patients with MASH frequently have other significant metabolic co-morbidities such as obesity, hyperglycemia, dyslipidemia and systemic hypertension (a constellation of which is commonly referred to as metabolic syndrome) and these further contribute to the risk of cardiovascular disease.

Vanoglipel (DA-1241) Preclinical Development

Extensive preclinical pharmacology, Absorption, Distribution, Metabolism and Excretion (“ADME”), safety and toxicology studies have been completed for vanoglipel (DA-1241). The pharmacokinetic (“PK”) characteristics of vanoglipel (DA-1241) were identified through the full set of preclinical ADME studies. The safety and toxicology studies completed were: (i) central nervous system, cardiovascular, and respiratory safety in rats and dogs; (ii) a single-dose, 4-week, 13-week and 26-week oral toxicity studies in rats; (iii) 4-week, 13-week and 39-week oral toxicity studies in dogs; (iv) pre-natal development studies in rats and rabbits; and (v) genotoxicity tests of in vitro bacterial reverse mutation, chromosome aberration, and in-vivo micronucleus.

Comprehensive non-clinical studies demonstrated vanoglipel (DA-1241) distinctively activates GPR119 across species, stimulates the secretion of insulin and GLP-1, a gut peptide hormone with various metabolic benefits, from the pancreas and intestine, respectively, and thereby reduces postprandial glucose and lipid levels after single administration to mice. The postprandial hypoglycemic response by vanoglipel (DA-1241) observed in wild type mice disappeared in GPR119-deficient mice, demonstrating target engagement. Notably, vanoglipel (DA-1241) treatment did not cause hypoglycemia < 50 mg/dl in overnight fasted mice.

In diabetic mice with hypertriglyceridemia, chronic treatment with vanoglipel (DA-1241) lowered fasting and non-fasting blood glucose levels, in which vanoglipel (DA-1241) prevented pancreatic beta cell loss and preserved pancreatic function. Moreover, vanoglipel (DA-1241) treatment decreased hepatic lipid accumulation in addition to plasma triglycerides levels at the same dose levels. When a DPP4 inhibitor was cotreated with vanoglipel (DA-1241) to prolong the biological half-life of plasma GLP-1, plasma concentrations of active GLP-1 increased more than those due to degradation blockade with DPP4 inhibitors, and thereby potentiation of GLP-1 action further improved glucose and lipid metabolism compared to each treatment alone.

In a non-diabetic mouse model with pre-established dyslipidemia, vanoglipel (DA-1241) completely reduced plasma and hepatic triglycerides to normal control levels and also decreased plasma LDL-cholesterol, independent of glycemic control. Comprehensive mechanism studies have shown that the lipid-lowering effects of vanoglipel (DA-1241) are due in part to inhibiting lipid synthesis in the liver and interfering with dietary lipid transport in the intestine.

With regard to the MASH indication, vanoglipel (DA-1241) has been shown to improve fatty liver in various types of mouse models with metabolic diseases. Thereafter, therapeutic potential for treating MASH has been evaluated in several MASH mice models with different pathophysiology. Among them, the STAM-MASH mouse model exhibits mild fatty liver and moderate liver inflammation/fibrosis and is rapidly chemically induced. Vanoglipel (DA-1241) improved hepatic inflammation and fibrosis, showing a decrease in MASLD activity score and relative fibrotic area of the liver compared to the vehicle-treated control. Diet-induced obesity (“DIO”)-MASH mice are chronically induced through a Western diet and are characterized by marked fatty liver and mild to moderate hepatic inflammation/fibrosis. In DIO-MASH mice, vanoglipel (DA-1241) improved hepatic steatosis, inflammation, and fibrosis assessed by histological and biochemical methods regardless of body weight reduction. Of note, vanoglipel (DA-1241) improved systemic inflammatory status with reduced plasma inflammatory cytokines (TNFα, IL6) and chemokines (CCL2, CXCL1, CXCL2, CXCL10) contributing to tissue damage. Therefore, vanoglipel (DA-1241) treatment reduced the levels of plasma liver enzymes (ALT, AST), which were increased due to liver tissue damage in DIO-MASH mice. In mice with metabolic diseases, the effects of vanoglipel (DA-1241) on the MASH phenotypes (steatosis, inflammation, and fibrosis in the liver) are enhanced by the co-treatment with a DPP4 inhibitor compared to each treatment alone due to potentiated GLP-1 actions.

Result of Phase 1 U.S. Clinical Trial for Vanoglipel (DA-1241)

Completed Phase 1a and 1b clinical trials in the U.S. healthy subjects. The first-in-humans Phase 1a study was a double-blind, placebo controlled, SAD, single-center study in 60 healthy male volunteers to evaluate the safety, tolerability, PK, pharmacodynamics (“PD”), and interaction effect with metformin. Each cohort was given a single oral dose of 12.5 mg, 25 mg, 50 mg, 100 mg, 200 mg, and 400 mg of vanoglipel (DA-1241) or placebo tablets. The dose level of vanoglipel (DA-1241) for the interaction effect (“IE”) assessment of metformin on the PK of vanoglipel (DA-1241) was 100 mg. Therefore, the IE cohort had two separate treatment periods. Subjects in the IE cohort received vanoglipel (DA-1241) 100 mg or placebo alone in Treatment Period 1, and vanoglipel (DA-1241) 100 mg or placebo with 500 mg metformin (IR formulation) in Treatment Period 2. Vanoglipel (DA-1241) was well tolerated over a dose range of 12.5 mg to 400 mg. There was no effect of concomitant administration of metformin on vanoglipel (DA-1241) PK parameters.

Phase 1b, Part 1 was a double-blind placebo-controlled, MAD, single-center study of vanoglipel (DA-1241) in healthy subjects. Overall, 24 male subjects were blinded and randomized to receive vanoglipel (DA-1241): 50 mg, 100 mg or 200 mg or placebo, as single daily oral doses for 28 days. Safety data reviews and dose escalation decisions between cohorts took place after all subjects of an ongoing cohort had completed procedures through Day 14. All doses tested were well tolerated. There were no serious adverse events (“SAEs”) and no discontinuations due to adverse events (“AEs”).

Completed Phase 1b clinical trial in the U.S. T2DM patients. The Phase 1b study was designed as a placebo and active comparator (sitagliptin 100 mg) controlled, double-blind, randomized, multi-center study with an objective of evaluating whether vanoglipel (DA-1241) delivers improved glucose-lowering efficacy in 83 diabetic patients. Patients were treated with placebo, sitagliptin 100 mg or vanoglipel (DA-1241) 25 mg, 50 mg and 100 mg once daily for eight weeks, in combination with stable doses of metformin (13-19 patients/group). In the mixed meal tolerance test to evaluate the ability to reduce postprandial glucose through GPR119 activation, the incremental AUE0-4h of plasma glucose (“iAUE”) upon nutrient ingestion was measured and compared. Eight-week treatment of vanoglipel (DA-1241) 25 mg, 50 mg and 100 mg showed the changes of +6.3%, -2.0% and -13.8% in iAUE levels from the baseline and vanoglipel (DA-1241) 100 mg showed similar blood glucose improvement with that of sitagliptin 100 mg (-9.0%), and it outperformed placebo (+10.5%).

Exploratory P1b Study in the U.S.: Glucose-Lowering Effects

Mean Change in Postprandial Glucose Excursion at Week 8

In the parameters of glycemic variability measured with a Continuous Glucose Monitoring system and fasting plasma glucose, the glucose-lowering efficacy by vanoglipel (DA-1241) was similar to that of sitagliptin. Moreover, the time-in-range, the percentage of how long blood glucose value is within 70-180 mg/dL, was increased by mitigating the hypoglycemia risk and duration of hyperglycemia whereas such time-in-range was reduced in the placebo group.

Single administration or 8-week repeated administration of vanoglipel (DA-1241) increased secretion of gut peptide hormones such as GLP-1, GIP and PYY in gastrointestinal tracts after taking meals. The amount of secretion of such hormones increased in proportion to the extent of exposure to vanoglipel (DA-1241).

Exploratory P1b Study in the U.S.: Target-related Biomarker Change

* & ** P<0.05 & P<0.01 versus corresponding baseline values; DA, vanoglipel (DA-1241); Sita, Sitagliptin

Total GLP-1 Secretion during Mixed Meal Tolerance Test

In terms of safety, no clinically significant AEs were observed following the 8-week treatment, confirming the tolerability of vanoglipel (DA-1241), and the bodyweight showed a tendency to decrease.

Vanoglipel (DA-1241) Phase 2a Clinical Trial

We are currently finalizing the CSR on a Phase 2a clinical trial in the U.S. MASH Phase 2a is a 16-week, multicenter, randomized, double-blind, placebo-controlled, parallel arm clinical trial to establish safety and an early signal of efficacy in MASH as a next-generation competitive oral agent while we follow the trend for T2DM. The clinical trial completed the last patient last visit in November 2024 and topline results were disclosed in December 2024. A total of 109 patients were randomized, while 95 patients completed the dosing. These patients were randomized into four treatment groups and dosed with: vanoglipel (DA-1241) 50 mg, vanoglipel (DA-1241) 100 mg, vanoglipel (DA-1241) 100 mg/Sitagliptin 100 mg, or Placebo in a 1:2:2:2 ratio. The primary efficacy endpoint for the study is the change from baseline in the alanine transaminase (“ALT”) levels at Week 16. The secondary efficacy endpoints evaluate changes in the following at Week 16 including: proportion of subjects with normalization of ALT level of < 30 IU/L; relative percent change in liver fat fraction from baseline; absolute change in liver fat from baseline; proportion of subjects with a 30% or more reduction in liver fat from baseline; change in aspartate transaminase (“AST”), gamma glutamyl transpeptidase, and alkaline phosphatase from baseline; change in hemoglobin A1c (“HbA1c”) (%); change in NAFLD Fibrosis Score from baseline; liver stiffness measurement assessed by FibroScan® from baseline; and change in FAST (FibroScan - AST) from baseline. Safety will be evaluated by monitoring AEs including determination of SAEs and AEs leading to discontinuation and laboratory abnormalities as characterized by type, frequency, timing, severity (mild, moderate, severe), seriousness and relationship to vanoglipel (DA-1241), vital signs measurements, clinical laboratory tests and electrocardiogram assessments.

Topline results from the Phase 2a Study. We have reported positive topline 16-week results from the two-part Phase 2a clinical trial in patients with presumed MASH in December 2024. Part 1 of this Phase 2a clinical trial is exploring vanoglipel (DA-1241), a novel GPR119 agonist compared to placebo, while Part 2 is investigating the efficacy of vanoglipel (DA-1241) in combination with sitagliptin, a DPP-4 inhibitor. An overview of the topline 16-week results from the two-part Phase 2a clinical trial is included below:

Overview of the Topline Results

●	Achieved primary efficacy endpoint. Vanoglipel (DA-1241) 100 mg showed statistically significant reductions in ALT levels at Weeks 4 and 8 (p = 0.0159 and p = 0.0342, respectively) and a near statistically significant reduction (p = 0.0506) at Week 16 compared to placebo.
●	Normalized ALT levels in 16 weeks. Vanoglipel (DA-1241) 50 mg showed a statistically significant improvement in the normalization of ALT levels compared to placebo, with an odds ratio of 10.500 (p = 0.0487).
●	Direct hepatic effect shown by significant improvements in CAP score and FAST score. Vanoglipel (DA-1241) 100 mg and vanoglipel (DA-1241) 100 mg + Sitagliptin 100 mg showed significant improvements in the CAP score compared to placebo (p=0.0308 and p=0.0452, respectively). Vanoglipel (DA-1241) 100 mg in combination with Sitagliptin 100 mg showed a statistically significant reduction in the FAST score compared to placebo (p = 0.0416).
●	Additional glycemic control with significant reduction of HbA1c in 16 weeks. Vanoglipel (DA-1241) 100 mg and vanoglipel (DA-1241) 100 mg in combination with Sitagliptin 100 mg showed significant reductions in HbA1c from baseline at Week 16 compared to the placebo group (p = 0.0179 and p = 0.0050, respectively).
●	Strong safety signal compared to competition. Vanoglipel (DA-1241) was shown to be very well tolerated with mostly mild AEs and no drug-related SAEs in the treatment groups with no treatment emergent adverse events (“TEAEs”) leading to study drug discontinuation.

Primary Efficacy Endpoint

LS Mean ALT Changes from Baseline (U/L)

	Placebo (N=23)	Vanoglipel (DA-1241) 100 mg + Sitagliptin 100 mg (N=34)	P value vs. PBO	Vanoglipel (DA-1241) 50 mg (N=12)	P value vs. PBO	Vanoglipel (DA-1241) 100 mg (N=22)	P value vs. PBO
Baseline Mean	68.4	63.2		65.8		57.2
Week 4 LS Mean (95% CI)	-1.51 (-8.23, 5.21)	-8.38 (-13.89, -2.87)*	0.1195	-9.63 (-18.90, -0.35)*	0.1622	-13.44 (-20.32, -6.57)*	0.0159†
Week 8 LS Mean (95% CI)	0.13 (-7.83, 8.09)	-10.27 (-16.80, -3.73)*	0.0479†	-11.05 (-22.04, -0.05)*	0.1050	-12.25 (-20.40, -4.10)*	0.0342†
Week 16 LS Mean (95% CI)	-4.70 (-14.05, 4.65)	-8.24 (-15.91, -0.57)*	0.5624	-16.81 (-29.72, -3.89)*	0.1345	-18.09 (-27.67, -8.52)*	0.0506

* Confidence interval excludes 0, suggesting a statistically meaningful difference.
† p < 0.05 vs. placebo. LS Mean ALT Changes from Baseline (U/L)

Notable Secondary Endpoints

Proportion of Subjects with Normalized ALT <30 IU/L at Week 16

Number of Subjects, n	Placebo (N=23)	Vanoglipel (DA-1241) 100 mg + Sitagliptin 100 mg (N=34)	Vanoglipel (DA-1241) 50 mg (N=12)	Vanoglipel (DA-1241) 100 mg (N=22)
< 30, n (%)	1 (4.3%)	3 (8.8%)	4 (33.3%)	4 (18.2%)
Odds Ratio (p value)		2.423 (0.4576)	10.500† (0.0487)†	5.600 (0.1402)

† p < 0.05 vs. placebo

LS Mean CAP, VCTE, FAST score Changes from Baseline at Week 16

	Placebo (N=23)	Vanoglipel (DA-1241) 100 mg + Sitagliptin 100 mg (N=34)	P value vs. PBO	Vanoglipel (DA-1241) 50 mg (N=12)	P value vs. PBO	Vanoglipel (DA-1241) 100 mg (N=22)	P value vs. PBO
Baseline Mean (dB/m)	347.4	344.1		347.3		336.0
Week 16 LS Mean CAP Score (dB/m) (95% CI)	-2.32 (-16.17, 11.52)	-20.62 (-31.99, -9.26)*	0.0452†	-8.94 (-28.08, 10.20)	0.5787	-24.32 (-38.54, -10.10)*	0.0308†
Baseline Mean (kPa)	10.00	9.89		10.71		10.32
Week 16 LS Mean VCTE Score (kPa) (95% CI)	0.29 (-1.31, 1.89)	-1.45 (-2.77, -0.13)*	0.0997	-1.40 (-3.62, 0.83)	0.2257	0.00 (-1.64, 1.64)	0.8051
Baseline Mean	0.555	0.564		0.604		0.538
Week 16 LS Mean FAST score (95% CI)	-0.09 (-0.17, -0.01)*	-0.19 (-0.26, -0.13)*	0.0416†	-0.17 (-0.28, -0.06)*	0.2429	-0.19 (-0.27, -0.11)*	0.0704

* Confidence interval excludes 0, suggesting a statistically meaningful difference.
† p < 0.05 vs. placebo

LS Mean HbA1c Changes from Baseline at Week 16 (%)

	Placebo (N=23)	Vanoglipel (DA-1241) 100 mg + Sitagliptin 100 mg (N=34)	P value vs. PBO	Vanoglipel (DA-1241) 50 mg (N=12)	P value vs. PBO	Vanoglipel (DA-1241) 100 mg (N=22)	P value vs. PBO
Baseline Mean	6.78	6.51		6.58		7.01
Week 16 LS Mean (95% CI)	-0.10 (-0.23, 0.44)	-0.52 (-0.80, -0.25)*	0.0050†	-0.24 (-0.70, 0.22)	0.2357	-0.48 (-0.82, -0.13) *	0.0179†

* Confidence interval excludes 0, suggesting a statistically meaningful difference.
† p < 0.05 vs. placebo

In subjects with 40 ≤ ALT < 200 U/L at baseline: Placebo (n=21); vanoglipel (DA-1241) 50 mg (n=9); vanoglipel (DA-1241) 100 mg (n=17) †95% CI not crossing 0.

In subjects with 40 ≤ ALT < 200 U/L at baseline: Placebo (n=21); vanoglipel (DA-1241) 50 mg (n=9); vanoglipel (DA-1241) 100 mg (n=17) †95% CI not crossing 0.

LS Mean CAP, FAST, NIS-4 score Changes from Baseline at Week 16

In subjects with 40 ≤ ALT < 200 U/L at baseline: Placebo (n=21); vanoglipel (DA-1241) 50 mg (n=9); vanoglipel (DA-1241) 100 mg (n=17) †95% CI not crossing 0.

Reduced circulating biomarkers of cell death (CK18F/M30), inflammation (hs-CRP, CCL2), and fibrosis (TIMP1).

Overall TEAE Summary

N (%)	Placebo (N=32)	Vanoglipel (DA-1241) 100 mg + Sitagliptin 100 mg (N=36)	Vanoglipel (DA-1241) 50 mg (N=14)	Vanoglipel (DA-1241) 100 mg (N=26)
Subjects with any Treatment Related AE Mild Moderate Severe	9 ( 28.1%) 8 ( 25.0%) 1 ( 3.1%) 0	10 ( 27.8%) 9 ( 25.0%) 1 ( 2.8%) 0	4 ( 28.6%) 4 ( 28.6%) 0 0	9 ( 34.6%) 8 ( 30.8%) 1 ( 3.8%) 0
Subjects with any Treatment related SAE	0	0	0	0
Subjects with any TEAE leading to study discontinuation	0	1 ( 3.1%)	0	0
Subjects with any TEAE leading to study drug discontinuation	1 ( 3.1%)	0	0	0

DA-1726 Treatment of Obesity

DA-1726 is a novel OXM analog functioning as a GLP1R and GCGR dual agonist. It is a long-acting, novel peptide drug candidate, with a Phase 1 investigational new drug (“IND”) approved by the FDA with therapeutic potential for obesity. Activation of GLP1R contributes to central anorexic effect (appetite suppression) and activation of GCGR peripherally enhances basal metabolic rate. Accordingly, non-clinical studies have shown that DA-1726 not only reduces food intake but also increases energy expenditure even at the basal resting state, leading to persistent weight loss in DIO mice and rats. DA-1726 directly lowers blood glucose and lipid levels in addition to the accompanying metabolic improvement by weight loss. Weight reduction is closely related to the alleviation of fatty liver. Having stabilized the fragile peptide through several unique modifications, DA-1726 is predicted to be available as a once-weekly regimen to humans.

Physiological effects of oxyntomodulin

Background

Obesity is a disease caused by abnormal or excessive fat accumulation due to an imbalance in energy intake and consumption over a long period of time. According to the World Health Organization (“WHO”), in 2022, there were 2.5 billion adults (18 years and older), and approximately 43% of all adults were overweight and 890 million, or approximately 16%, were obese. In 2024, the NCD Risk Factor Collaboration published findings that estimate that more than one billion people in the world are now obese and nearly three billion people are either overweight or obese. The comorbidities of obesity include T2DM, cardiovascular disease, hypertension and MASH, and the risk of these diseases is higher in obese people than in non-obese people.

The treatment of obesity can be divided into three mechanisms: (i) appetite control, (ii) absorption inhibition, and (iii) increase of energy expenditure. Currently, there are a total of eight approved anti-obesity medications on the market, of which the most notable are Novo Nordisk semaglutide (WEGOVY®) and Eli Lilly tirzepatide (Zepbound®). However, there is still an unmet need in the market as there are no agents with a mechanism to reduce body weight by increasing energy expenditure in peripheral tissue.

Oxyntomodulin is a gut hormone released from intestinal L-cells after meal ingestion and represents dual agonism of the GLP-1 receptor and glucagon receptor. It increases energy expenditure through glucagon receptors and increases appetite suppression and insulin secretion through GLP-1 receptor activation, ultimately inducing weight loss and glycemic control. The furthest stage of development of any oxyntomodulin analog are survudutide and mazdutide in Phase 3 clinical trials in the U.S., mazdutide which is approved in China, and in Phase 2 clinical trial in the U.S. for the treatment of obesity and MASH.

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

Mean energy expenditure:

DA-1726*# 16.6 kcal/kg/hr

Pair-Fed 12.4 kcal/kg/hr

HF Control 12.6 kcal/kg/hr

Mechanism of Action

In comparison with GLP-1 analog, DA-1726 represented superior body weight loss compared to semaglutide in HF-DIO mice. At the end of the study, DA-1726 significantly increased the expression of thermogenic genes (Ucp-1 and Ppargc1a) in epididymal fat and increased white adipose tissue browning was histologically confirmed. In addition, DA-1726 inhibited adipocyte differentiation in vitro. Taken together, it suggests the GCGR action of DA-1726 contributes to reduced adiposity by enhancing fat burning and inhibiting adipogenesis. DA-1726 effectively reduced postprandial glucose excursion in acute oral glucose tolerance test in normal mice. Notably, DA-1726 showed similar glycemic control and excellent weight loss to semaglutide in obese mice with hyperglycemia. Simultaneously, DA-1726 enhanced insulin sensitivity by significantly reducing fasting plasma insulin and glucose levels. Meanwhile, DA-1726 showed no hypoglycemia risk in overnight fasted normal mice, unlike semaglutide.

In comparison with GLP-1 receptor and GIP dual agonist tirzepatide in HF-DIO MASH mice, DA-1726 showed similar body weight while consuming significantly more food. In addition, DA-1726 reduced plasma clinical chemistry parameters (ALT, AST, ALP, T-BIL, glucose, and cholesterol) and hepatic fat accumulation.

Notes: HF-DIO; BWL (Body Weight Loss)

1.	Dong-A ST Study Report 105497. All treatments given as twice weekly injections.
2.	Jung I-H et al. 83rd Meeting of the American Diabetes Association. 2023; Abstract 1668-P.

Weight Loss and Plasma Biochemistry Analysis

DA-1726 Phase 1 Clinical Trial

We are currently conducting a Phase 1 clinical trial in the U.S. The Phase 1 clinical trial, a first-in-human clinical trial, is a randomized, placebo-controlled, double-blind, two-part study to investigate the safety, tolerability, PK, and PD of single and multiple ascending doses of DA-1726 in obese, otherwise healthy subjects. The primary endpoint for SAD Part 1 and MAD Part 2 of our Phase 1 clinical trial is to assess the safety and tolerability of DA-1726 by monitoring AEs, SAEs, TEAEs and AEs leading to treatment discontinuation. Secondary endpoints include the PK of DA-1726, assessed via serum concentrations over time and metabolite profiling at the highest doses of DA-1726. Exploratory endpoints will include the effect of DA-1726 on metabolic parameters, cardiac parameters, fasting lipid levels, body weight, waist circumference and body mass index, among others.

In September 2024, we announced positive topline data from the single ascending dose Part 1 of our Phase 1 clinical trial. Overall safety and tolerability in Part 1 of our Phase 1 clinical trial was clean and allowed us to initiate MAD Part 2 of Phase 1 clinical trial. In April 2025, we announced positive topline data from the MAD Part 2 study of our Phase 1 clinical trial up to a 32 mg dose. For this study of up to 32 mg dose level, gastrointestinal AEs were mild with no treatment-related discontinuations.

In June 2025, we began enrollment for a higher-dose MAD cohort to assess the maximum tolerated dose and fully realize DA-1726’s potential, as higher doses may also show a similar profile, while potentially demonstrating increased weight reduction. We dosed the first patient in the 48 mg, MAD cohort of our Phase 1 clinical trial in July 2025, and we extended the clinical trial for this 48 mg, MAD cohort to eight weeks from four weeks to further explore the non-titrated maximum tolerated dose, explore safety and other primary, secondary and exploratory endpoints over a longer treatment duration, and evaluate longer-term early efficacy. Also, in August 2025, we administered the fifth dose for the first patient in the 48 mg, MAD cohort of our Phase 1 clinical trial. On January 5, 2026, we announced positive topline data of non-titrated 48 mg, MAD cohort of our Phase 1 clinical trial, and the results show robust early weight loss, statistically significant reductions in waist circumference, strong improvements in glucose control, and meaningful reductions in liver stiffness, alongside a favorable safety and tolerability profile.

In November 2025, we presented new Phase 1 and pre-clinical data on DA-1726 in two poster presentations at ObesityWeek® 2025. The Phase 1 data demonstrated favorable safety and tolerability, a newly characterized 32 mg PK profile supporting once-weekly dosing, and meaningful reductions in body weight and waist circumference following four weeks of treatment. Additionally, in a DIO mouse model, DA-1726 achieved comparable weight loss to pemvidutide with superior lipid-lowering efficacy.

We are planning to start Part 3a and Part 3b of Phase 1 clinical trial in April 2026. Part 3a of Phase 1 will be a one-step titration with 16 mg for four weeks and 48 mg for 12 weeks. Part 3b of Phase 1 will be two-step titration with 16 mg for four weeks, 32 mg for four weeks and 64 mg for eight weeks. These titration studies are to remove any moderate adverse effects from the 48 mg dose level and to push DA-1726 to its maximum potential with 64 mg. We expect dose-dependent exploratory weight loss and other early signals with potential for best- in-class safety and tolerability. The data readout for both Part 3a and Part 3b is planned for the fourth quarter of 2026.

Topline results from the Phase 1 MAD Part 1 Study.We have reported positive topline up to eight week results from the MAD Part 2 of our Phase 1 clinical trial in obese, otherwise healthy patients on January 5, 2026. An overview of the topline results from Phase 1 MAD Part 2 clinical trial is included below:

Overview of the Topline Results

●	Primary safety and tolerability. DA-1726 showed no treatment-related discontinuation up to a non-titrated 48 mg dose level with mild to moderate gastrointestinal AEs.
●	Exploratory weight change. DA-1726 showed dose-dependent weight loss from 8 mg up to 48 mg, with 48 mg showing statistically significant reduction of 6.1% (14.6 lbs.) mean weight loss at Day 26 compared to placebo (p = 0.003). Cohort 5 48 mg showed 9.1% (21.2 lbs.) weight reduction by Day 56.
●	Exploratory waist circumferences change. DA-1726 48 mg showed statistically significant waist circumference reduction of 5.8 cm (2.3 inches) on Day 26 compared to placebo (p = 0.006) and statistically significant reduction of 9.8 cm (3.8 inch) on Day 56 compared to placebo (p = 0.022).
●	Exploratory glucose control in eight weeks. DA-1726 48 mg showed fasted glucose control with 12.3 mg/dL reduction from a baseline of 105.3 mg/dL in eight weeks, with one prediabetic subject with baseline HbA1c of 6.0%, normalized to 5.5% in eight weeks.
●	Exploratory VCTE in eight weeks. DA-1726 48 mg showed a significant reduction in liver stiffness with 23.7% reduction in eight weeks, from a baseline of 5.9 kPa reduced to 4.5 kPa.

Subject Disposition and Baseline Characteristics

Primary safety and tolerability of Phase 1 MAD Part 2

Exploratory weight change in Phase 1 MAD Part 2 Day 26

Exploratory weight change in Phase 1 MAD Part 2 Cohort 5 48 mg up to Day 54

Exploratory waist circumference changes in Phase 1 MAD Part 2 Cohort 5 48 mg

Exploratory fasted glucose and HbA1c change in Phase 1 MAD Part 2 Cohort 5 48 mg

Potentially best-in-class glucose control with mean HbA1c change by -0.22% point in non-diabetic subjects after eight weeks of 48 mg. Pre-diabetic subjects with mean HbA1c of 6% at baseline was reduced to 5.5% by Day 54.

Exploratory VCTE change in Phase 1 MAD Part 2 Cohort 5 48 mg

PK in Phase 1 MAD Part 2 up to 32 mg

Other Product Candidates

We are focusing our financial resources and management’s attention on the development of vanoglipel (DA-1241) for MASH and DA-1726 for obesity. We also have four legacy therapeutic programs, ANA001, NB-01, NB-02 and Gemcabene, that we are not planning to advance development on. We have or continue to consider out-licensing and divestiture opportunities with respect to the following legacy programs.

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

NB-02

NB-02 was being developed for the symptomatic and disease modifying treatment of neurodegenerative diseases, including Alzheimer’s disease and tauopathies. In preclinical studies, we have observed the mechanisms of action of NB-02 to include inhibition of tau phosphorylation, acetylcholinesterase (“AChE”) inhibition, inhibition of Ab toxicity and amyloid plaque formation, and anti-inflammatory effects. Specifically, in both in-vitro and in-vivo models, NB-02 has demonstrated inhibition of AChE, as is the case with three of the current products on the market to treat the symptoms of Alzheimer’s disease. It has also demonstrated inhibition of tau phosphorylation and of amyloid plaque formation, both mechanisms believed to contribute to the progression of neurodegenerative diseases.

Gemcabene

Gemcabene is a novel, once-daily, oral therapy designed to target known lipid metabolic pathways to lower levels of LDL-C, hsCRP and triglycerides. Gemcabene shares many of the attributes of statin therapy, including broad therapeutic applications, convenient route of administration and cost-effective manufacturing process, but does not appear to increase the reporting of myalgia when added to statin therapy. Gemcabene has also shown additive LDL-C lowering in combination with stable low, moderate or high-intensity statin therapy. As described below, we licensed global rights to Gemcabene from Pfizer in April 2011. Under the terms of the amended and restated license agreement with Pfizer, Pfizer may currently terminate the license at any time.

License Agreements

License Agreement with Dong-A ST for Vanoglipel (DA-1241) and DA-1726

In September 2022, we entered into an exclusive license agreement (the “2022 License Agreement”) and a Securities Purchase Agreement with Dong-A ST (the “Securities Purchase Agreement”). Pursuant to the 2022 License Agreement and subject to the conditions set forth therein, we received an exclusive global license (excluding the Republic of Korea) to two proprietary compounds. The 2022 License Agreement covers the rights to a compound referred to as vanoglipel (DA-1241) and a compound referred to as DA-1726. The 2022 License Agreement became effective in November 2022.

Under the terms of the 2022 License Agreement, Dong-A ST (i) received an upfront payment which was settled in 2,200 shares of preferred stock of MetaVia designated as “Series A Convertible Preferred Stock,” par value $0.001 per share (which was subsequently converted into shares of our common stock), under the terms of the Securities Purchase Agreement; (ii) is eligible to receive single digit royalties on net sales received by us from the commercial sale of products covering vanoglipel (DA-1241) or DA-1726; (iii) is eligible to receive commercial-based milestone payments, dependent upon the achievement of specific commercial developments; and (iv) is eligible to receive regulatory milestone payments of up to $178.0 million for DA-1726 and $138.0 million for vanoglipel (DA-1241), dependent upon the achievement of specific regulatory developments.

Our obligation to pay royalties to Dong-A ST under the 2022 License Agreement continues on a product-by-product and country-by-country basis until the later of (i) the fifth anniversary of the first commercial sale of such product in such country, (ii) the expiration or termination of the last valid patent claim that covers a product in such country and (iii) the loss of regulatory exclusivity for such product in such jurisdiction.

Either we or Dong-A ST may terminate the 2022 License Agreement (i) if the other party is in material breach of the agreement and has not cured or started to cure the breach within 60 days of notice of such breach; provided that if the breach cannot be cured within the 60-day period and the breaching party started to remedy the breach, if such breach is not cured within 90 days of receipt of written notice or (ii) if the other party is subject to a bankruptcy or insolvency event (subject to a 30-day cure period in the case of a petition for bankruptcy).

License Agreement with Dong-A ST for NB-01

In January 2018, we entered into an exclusive license agreement with Dong-A ST (the “2018 License Agreement”), which was amended in April 2018 and July 2019. Under the terms of the 2018 License Agreement, we obtained an exclusive, royalty-bearing, worldwide (except for the Republic of Korea) license to make, use, offer to sell, sell and import products covered by certain Dong-A ST intellectual property rights in its proprietary compound designated as DA-9801 (NB-01). Our license rights cover any and all applications and markets for the therapeutic, health, nutrition or well-being of humans. We may grant sublicenses to any affiliate or third party. We are responsible for all future patent prosecution costs.

We are obligated to use commercially reasonable efforts to develop products for use in each of the U.S., the European Union, Japan and the People’s Republic of China. If we terminate, discontinue or suspend, for longer than 12 months, the development of any product listed as a product under development in any development plan provided to Dong-A ST (other than for reasons of force majeure or requirements of applicable law), then we are deemed in breach of this development obligation, and Dong-A ST may terminate the 2018 License Agreement for cause after a 60-day cure period.

The term of the 2018 License Agreement continues on a country-by country and product-by-product basis until the later of the 12th anniversary of the first commercial sale of such product in such country or expiration or termination of the last valid claim within the patent rights covering the product. Either Dong-A ST or we may terminate the 2018 License Agreement if the other party is in material breach of the 2018 License Agreement and has not cured or started to cure the breach within 60 days of notice of such breach, or is subject to a bankruptcy or insolvency event. We may terminate the 2018 License Agreement at any time upon 90 days’ written notice.

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

Either party may terminate the Beijing SL License Agreement (x) with written notice for the other party’s material breach following a cure period or (y) if the other party becomes subject to certain insolvency proceedings. In addition, we may terminate the Beijing SL License Agreement in its entirety if Beijing SL or its affiliates or sublicensees commence a proceeding challenging the validity, enforceability or scope of any of our patents.

Manufacturing

Dong-A ST manufactures clinical quantities of vanoglipel (DA-1241) and DA-1726 in accordance with the 2022 License Agreement and the Shared Services Agreement. As MetaVia advances the product candidates through clinical development, our current plans are to continue to use third parties including Dong-A ST to manufacture drug products for our clinical trials.

Among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer’s quality control and manufacturing procedures conform to current good manufacturing practices (“cGMP”). The FDA typically inspects manufacturing facilities every two years. In complying with cGMP regulations, pharmaceutical manufacturers must expend resources and time to ensure compliance with product specifications as well as production, record keeping, quality control, reporting and other requirements.

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

Vanoglipel (DA-1241) and DA-1726 - MASH

There is only one approved treatment of MASH, Madrigal Pharmaceuticals’ thyroid hormone receptor beta agonist. However, various therapeutics are used off-label for the treatment of MASH, including vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodeoxycholic acid. There are several product candidates in Phase 3 or earlier clinical or preclinical development for the treatment of MASH, including Novo Nordisk’s GLP1R agonist semaglutide, Eli Lilly’s GLP1R and GIP dual agonist tirzepatide, Akero Therapeutics’ FGF21 analog efruxifermin, 89 Bio’s FGF21 analog pegaozafermin, Inventiva’s pan-peroxisome proliferator-activated receptor agonist, Boston Pharmaceuticals and Roche’s fibroblast growth factor 21 analogs, and farnesoid X receptor agonists from Intercept Pharmaceuticals Inc., among others. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of MASH include AstraZeneca plc, Altimmune Inc., Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Durect Corporation, Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Immuron Ltd., Ionis Pharmaceuticals, Inc., Islet Sciences, Inc., MediciNova, Inc., NGM Biopharmaceuticals, Inc., NuSirt Sciences Inc., Pfizer Inc., Viking Therapeutics, Inc. and Zydus Pharmaceuticals (USA) Inc. MASH is a complex disease and we believe that it is unlikely that any one therapeutic option will be optimal for every MASH patient.

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

Vanoglipel (DA-1241) and DA-1726 - T2DM

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

Intellectual Property

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application or a Patent Cooperation Treaty application to which a U.S. application claims priority. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (the “USPTO”) in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a U.S. patent that covers a drug or biological product may also be eligible for patent term extension when approval from the FDA is granted, provided statutory and regulatory requirements are met. In the future, if our product candidates receive approval from the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and/or other factors. There can be no assurance that any of our pending patent applications will be issued or that we will benefit from any patent term extension or other favorable adjustment to the term of any patents.

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

Discoveries reported in the scientific literature often lag the actual discoveries, and patent applications in the U.S. and other jurisdictions and are typically not published until 18 months after filing, or in some cases not at all. We cannot be certain that any existing application will be subject to the “first to file” or “first to invent” rule of law, that we or our licensor were the first to make the inventions claimed in our existing patent portfolio subject to the prior laws, or that we or our licensor were the first to file for patent protection of such inventions subject to the new laws. If third parties prepare and file patent applications in the U.S. that also claim technology we have claimed in our patents or patent applications, we may have to participate in interference or derivation proceedings and/or invalidation proceedings in the USPTO, which could result in substantial costs to us, even if the eventual outcome is favorable. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

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

Vanoglipel (DA-1241)

As of December 31, 2025, our exclusively licensed intellectual property portfolio for vanoglipel (DA-1241) consists of multiple patent families covering composition of matter, pharmaceutical compositions, and methods of use, including the treatment of NAFLD, nonalcoholic steatohepatitis, diabetes, and related metabolic disorders. Our intellectual property estate comprised of 69 granted and pending patents in the U.S. and internationally, providing protection through 2041.

In the U.S., the DA-1241 portfolio includes issued patents and pending non-provisional patent applications directed to composition of matter and/or methods of use. Based on the earliest priority dates reflected in the licensed patent families, the issued U.S. patents are expected to expire in or around 2035, excluding any patent term adjustments or patent term extensions.

Outside the U.S., the DA-1241 portfolio includes numerous issued patents and pending patent applications across multiple jurisdictions. The issued non-U.S. patents are expected to expire between approximately 2035 and 2041, excluding any patent term adjustments or patent term extensions.

The non-U.S. jurisdictions covered by the DA-1241 portfolio include Australia, Brazil, Canada, China, the European Patent Convention, Hong Kong, India, Israel, Japan, Mexico, New Zealand, the Philippines, the Republic of Korea, Russia, Saudi Arabia, and Singapore.

DA-1726

As of December 31, 2025, our exclusively licensed intellectual property portfolio for DA-1726 consists of multiple patent families covering composition of matter and methods of use, including acylated oxyntomodulin peptide analogs and GLP-1/glucagon dual agonists. Our intellectual property estate comprised of 39 granted and pending patents in the U.S. and internationally, providing protection through 2041.

In the U.S., the DA-1726 portfolio includes issued patents and pending non-provisional patent applications directed to composition of matter and/or methods of use. Based on the earliest priority dates reflected in the licensed patent families, the issued U.S. patents are expected to expire between approximately 2038 and 2041, excluding any patent term adjustments or patent term extensions.

Outside the U.S., the DA-1726 portfolio includes numerous issued patents and pending patent applications. The issued non-U.S. patents are expected to expire between approximately 2038 and 2041, excluding any patent term adjustments or patent term extensions.

The non-U.S. jurisdictions covered by the DA-1726 portfolio include Australia, Brazil, Canada, China, the European Patent Convention, Hong Kong, India, Israel, Japan, Mexico, New Zealand, the Philippines, the Republic of Korea, Russia, Saudi Arabia, and Singapore.

NB-01 and NB-02

As of December 31, 2025, our intellectual property portfolio for NB-01 included four issued U.S. patents, comprised of one patent directed to composition of matter and three patents directed to use, and 65 granted foreign patents, all related to our NB-01 programs in peripheral neuropathy and neurological conditions. The issued patents have expiration dates ranging between October 2026 and July 2038. The jurisdictions for the foreign patents and application include: Brazil, China, the European Patent Convention (including Austria, Belgium, Finland, France, Germany, Greece, Hungary, Italy, Netherlands, Poland, Portugal, Romania, Spain, Switzerland, Turkey, and the United Kingdom), India, Japan, the Republic of Korea, and Russia.

As of December 31, 2025, our intellectual property portfolio for NB-02 included three issued U.S. patents, 80 foreign granted patents, and one foreign patent application. The issued patents have an expiration date between December 2034 and March 2040. The jurisdictions for the foreign patents and applications include: Brazil, Canada, China, the European Patent Convention (including Austria, Belgium, Finland, France, Germany, Greece, Hungary, Italy, Netherlands, Poland, Portugal, Romania, Spain, Switzerland, Turkey, and the United Kingdom), India, Japan, Mexico, the Republic of Korea, and Russia. All of the above patents and patent applications for NB-02 were assigned to us.

Gemcabene

As of December 31, 2025, our intellectual property portfolio relating to Gemcabene included seven issued U.S. patents, one pending U.S. patent application, and two foreign-granted patents directed to formulations, compositions, methods of use and methods of manufacturing. The Gemcabene intellectual property are Company owned for the issued and pending patents in the U.S. and foreign jurisdictions. The issued patents in the U.S. and foreign countries have expiration dates between December 2031 and October 2040.

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

Nonclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal requirements, including the FDA’s good laboratory practice regulations and the regulations of the U.S. Department of Agriculture implementing the Animal Welfare Act. The results of nonclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term nonclinical tests, such as animal studies of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not imposed a clinical hold on the IND or otherwise commented or questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the IND to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations, (ii) in compliance with good clinical practice (“GCP”), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors (some of which have been codified into U.S. federal regulations), and (iii) under protocols detailing the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with the FDA requirements or presents an unacceptable risk to the clinical trial patients. The clinical trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”) at each site where a clinical trial will be conducted for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or may impose other conditions. Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In general, in Phase 1, the initial introduction of the drug into healthy human volunteers or, in some cases, patients, the drug is tested to assess metabolism, PK, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase 2 usually involves clinical trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. The FDA may, however, determine that a drug is effective based on one clinical trial plus confirmatory evidence. Only a small percentage of investigational drugs complete all three phases and obtain marketing approval. In some cases, the FDA may require post-market studies, known as Phase 4 studies, to be conducted as a condition of approval to gather additional information on the drug’s effect in various populations and any side effects associated with long-term use. Depending on the risks posed by the drugs, other post-market requirements may be imposed.

After completion of the required clinical testing, a NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee.

The FDA has 60 days from its receipt of a NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the statute and implementing regulations, the FDA has 180 days (the initial review cycle) from the date of filing to issue either an approval letter or a complete response letter, unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. In practice, the performance goals established pursuant to the Prescription Drug User Fee Act have effectively extended the initial review cycle beyond 180 days. The FDA’s current performance goals call for the FDA to complete review of 90% of standard (non-priority) NDAs within 10 months of receipt and within six months for priority NDAs, but two additional months are added to standard and priority NDAs for a new molecular entity (“NME”) such that the 10-month and 6-month action goals for NME applications begin to run from the 60-day filing date rather than from receipt of the original NDA submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP regulations is satisfactory, and the NDA contains data that provides substantial evidence that the drug is safe and effective in the indication studied.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and/or elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing.

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

Under the Fast Track Program, the sponsor of a new drug candidate that is intended to treat a serious condition may request that the FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request (possibly in some cases within 30 days). In addition to other benefits such as the ability to engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a Fast Track drug’s NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

The FDA may also designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case- by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

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

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition generally a disease or condition that affects fewer than 200,000 individuals. The U.S. Orphan Drug Designation must be requested before submitting a NDA. After the FDA grants orphan drug designation, the generic identity and trade name, if any, of the drug and its designated use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

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

The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA holders a six-month extension of any exclusivity-patent or non-patent-for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and report on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Special Protocol Assessment

A company may reach an agreement with the FDA under the Special Protocol Assessment (“SPA”) process as to the required design and size of clinical trials intended to form the primary basis of an efficacy claim for a new drug product. According to its performance goals, the FDA seeks to evaluate the protocol within 45 days of the request to assess whether the proposed clinical trial is adequate, and that evaluation may result in discussions and a request for additional information. An SPA request must be made before the proposed clinical trial begins, and all open issues must be resolved before the clinical trial begins. If a written agreement is reached, it will be documented and made part of the administrative record. Under the FDCA and FDA guidance implementing the statutory requirement, an SPA is generally binding on the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, public health concerns emerge that were unrecognized at the time of the protocol assessment, the sponsor and the FDA agree to the change in writing, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public website maintained by the U.S. National Institutes of Health (“NIH”). Information related to the product, patient population, phase of investigation, study sites and investigator, and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of these clinical trials after completion. Disclosure of the results of these clinical trials can be delayed for up to two years if the sponsor certifies that it is seeking approval of an unapproved product or that it will file an application for approval of a new indication for an approved product within one year. Competitors may use this publicly available information to gain knowledge regarding the design and progress of the development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. Since the NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, both NIH and FDA have signaled the government’s willingness to begin enforcing those requirements against clinical trial sponsors who fail to meet those legal obligations, with the FDA releasing a guidance document in August 2020 for certain procedural steps it intends to take when determining whether and how to assess civil monetary penalties against a non-compliant party.

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

In addition, drug manufacturers and other entities involved in the manufacture of approved drugs are required to register their facilities with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA for compliance with cGMP requirements. Prescription drug distribution facilities are also subject to state licensure, including inspections, by the relevant local regulatory authority. Changes to the manufacturing process, specifications or container closure system for an approved drug are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and others involved in the drug manufacturing process. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance and ensure ongoing compliance with other statutory requirements of the FDCA, such as the requirements for making manufacturing changes to an approved NDA.

Thus, even after new drug approval is granted, regulatory authorities may withdraw that approval or request product recalls if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences of regulatory non-compliance include, among other things:

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

The Hatch-Waxman Amendments

Orange Book Listing

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. As part of the marketing application process when seeking approval for a new drug through a NDA, applicants are required to list with the FDA every patent of which claims cover the applicant’s product or an approved method of using the product. Upon approval of a drug, approval information about the drug along with each of the applicant’s listed patents is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book.” Pursuant to the Hatch-Waxman Amendments, drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the reference license drug (“RLD”) and has been shown through bioequivalence testing to be bioequivalent to the RLD. The FDA is responsible for determining that the generic drug is “bioequivalent” to the innovator drug, although under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are most often considered to be therapeutically equivalent to the RLD, are commonly referred to as “generic equivalents” to the RLD, and can often be substituted by pharmacists under prescriptions written for the original RLD in accordance with state law. Specifically, upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in the Orange Book. By operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence in the Orange Book often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or the patient.

The Hatch-Waxman Amendments also amended the FDCA to enact Section 505(b)(2) of the FDCA, which permits the filing of a NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously approved product is scientifically appropriate. The FDA may also require companies to perform additional clinical trials or measurements to support the change from the approved product. The FDA may then approve the new product for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. With respect to listed patents, patent certification requirements, and the blocking of follow-on marketing applications for the drug product previously approved under a NDA and listed in the Orange Book known as the RLD-505(b)(2) NDA applications and ANDAs are required under the statute and FDA’s implementing regulations to follow similar procedures and are subject to similar conditions. However, only in some cases is a 505(b)(2) NDA-approved drug product determined by the FDA to be therapeutically equivalent to the original innovator RLD.

As part of our own marketing application process, the ANDA/505(b)(2) applicant is required to certify to the FDA concerning any patents listed for the relevant RLD in the FDA’s Orange Book. Specifically, the applicant must certify either that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the generic product. The ANDA applicant may also elect to submit a Section VIII statement, certifying that the proposed ANDA or 505(b)(2) labeling does not contain (or carves out) any language regarding the patented method-of-use, rather than certify to a listed method-of-use patent.

If the ANDA/505(b)(2) applicant does not challenge the innovator’s listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA/505(b)(2) application will not be approved by the FDA until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA/505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of that Paragraph IV certification to the NDA sponsor and patent holders once the FDA accepts the ANDA/505(b)(2) application for filing. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification, as provided for in the statute. The filing of a patent infringement lawsuit within 45 days of receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA/505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA/505(b)(2) applicant.

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

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase—the time between IND submission and NDA submission—and all of the review phase—the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from market approval.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the U.S. Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which a NDA has not been submitted.

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

Other U.S. Healthcare Laws and Compliance Requirements

If we obtain regulatory approval of our product candidates and launch them commercially in the U.S., we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. Some of the laws that may affect our future ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;
●	the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information;
●	the federal transparency requirements under the Physician Payments Sunshine Act, which require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests; and
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Moreover, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, or the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act.

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

In the European Union, medicinal products are subject to extensive pre- and post-marketing regulation by regulatory authorities at both the European Union and national levels. Additional rules also apply at the national level to the manufacture, import, export, storage, distribution and sale of controlled substances. In many European Union member states, the regulatory authority responsible for medicinal products is also responsible for controlled substances. Responsibility is, however, split in some member states. Generally, any company manufacturing or distributing a medicinal product containing a controlled substance in the European Union will need to hold a controlled substances license from the competent national authority and will be subject to specific record-keeping and security obligations. Separate import or export certificates are required for each shipment into or out of the member state.

Clinical Trials and Marketing Approval

Certain countries outside of the U.S. have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application (“CTA”) must be submitted to the competent national health authority and to independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements and a company has received favorable ethics committee approval, clinical trial development may proceed in that country.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country, even though there is some degree of legal harmonization in the European Union member states resulting from the national implementation of the underlying European Union legislation. In all cases, the clinical trials must be conducted in accordance with the International Conference on Harmonization guidelines on GCP and other applicable regulatory requirements.

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

The European Commission created the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the European Union and, by extension (after national implementing decisions) in Iceland, Liechtenstein and Norway, which, together with European Union member states, comprise the European Economic Area. Applicants file marketing authorization applications with the European Medicines Agency (“EMA”), where a relevant scientific committee reviews them, in most cases the Committee for Medicinal Products for Human Use (“CHMP”). The EMA forwards CHMP opinions to the European Commission, which uses them as the basis for deciding whether to grant a marketing authorization. This procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that: (i) are derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) are officially designated “orphan drugs” (drugs used for rare human diseases) and (iv) are advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may, at the voluntary request of the applicant, also be used for human drugs which do not fall within the above-mentioned categories if the CHMP agrees that (a) the human drug contains a new active substance not yet approved as of November 20, 2005; (b) it constitutes a significant therapeutic, scientific or technical innovation or (c) authorization under the centralized procedure is in the interests of patients at the European Union level.

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP), with adoption of the actual marketing authorization by the European Commission thereafter. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest from the point of view of therapeutic innovation, defined by three cumulative criteria: (i) the seriousness of the disease to be treated, (ii) the absence of an appropriate alternative therapeutic approach, and (iii) anticipation of exceptional high therapeutic benefit. In this circumstance, the EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days and the opinion is issued thereafter.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Sales of pharmaceutical products approved for marketing in the U.S. by the FDA will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, such as government health programs, and commercial insurance and managed health care organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of health care costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, utilization management and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our operating results. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval in the U.S. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

Among the provisions of the ACA of importance or potential importance to our product candidates are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

●	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
●	extension of manufacturers’ Medicaid rebate liability;
●	expansion of eligibility criteria for Medicaid programs;
●	expansion of the entities eligible for discounts under the Public Health Service Act’s pharmaceutical pricing program;
●	new requirements to report financial arrangements with physicians and teaching hospitals (i.e., the Federal Physician Payment Sunshine Act, which has since been expanded to cover additional specified healthcare providers);
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Human Capital

As of December 31, 2025, we had eight full-time (and total) employees, of which four were engaged in R&D functions, three were engaged in general and administrative (“G&A”) functions, and one was engaged in both R&D and G&A functions. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relationships with our employees to be good.

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

Corporate Information

MetaVia was incorporated under the laws of the State of Delaware in October 2014. Our principal executive offices are located at 545 Concord Avenue, Suite 210, Cambridge, Massachusetts, 02138. Our website address is www.metaviatx.com. The information contained on or that can be accessed through our website is not a part of this Annual Report.

Additional Information

On our website, we make available, free of charge, our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

Also available on our website is information relating to our corporate governance and our Board of Directors, including our corporate governance guidelines; our code of business conduct; and our board committee charters. We will provide any of the foregoing information without charge upon written request to MetaVia Inc., 545 Concord Avenue, Suite 210, Cambridge, Massachusetts 02138.

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

We have experienced net losses and negative cash flows from operating activities since our inception, and we have a net loss of $13.0 million and an accumulated deficit of $148.8 million as of December 31, 2025. We have concluded that there is substantial doubt about our ability to continue as a going concern within twelve months from the date the consolidated financial statements were issued. Our independent registered public accounting firm has issued an opinion on our consolidated financial statements included in this Annual Report that also states that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared using accounting principles generally accepted in the U.S. applicable for a going concern, which assume that we will realize our assets and satisfy our liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

We believe that our existing cash, together with the proceeds from the underwritten public offering in January 2026, will be sufficient to fund our operations into the fourth quarter of 2026. Until such time, if ever, as we can generate revenue, we expect to finance our cash needs through a combination of equity offerings, debt financing, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds from our current or future expected business plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of current stockholders may be materially diluted, and the terms of such securities could include liquidation preferences or other preferences that adversely affect the rights of our current stockholders. The terms of debt and/or equity financings, if available, may provide rights senior to those of our common stock and could contain covenants or protective rights that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing or other arrangements when needed, we may be required to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses, out-licenses or acquisitions. If we need to secure additional financing, such additional fundraising efforts may divert our management and research efforts from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

For example, in January 2023, we filed a registration statement on Form S-3 relating to the reoffer and resale from time to time of up to 2,057,262 shares of our common stock by the selling stockholders named therein, and such registration statement was declared effective on January 31, 2023. Additionally, in July 2024, we filed a registration statement on Form S-1 relating to the reoffer and resale from time to time of up to 1,561,414 shares of our common stock by the selling securityholders named therein, and such registration statement was declared effective on July 24, 2024. Furthermore, in July 2025, we filed a registration statement on Form S-3 relating to the reoffer and resale from time to time of up to 1,280,409 shares of our common stock by the selling stockholders named therein, and such registration statement was declared effective on July 10, 2025. Most recently, in January 2026, we filed a registration statement on Form S-1 which also covered the offer and sale of up to 3,678,723 shares of our common stock upon exercise of certain pre-funded warrants, Series C Common Warrants and Series D Common Warrants. By exercising their registration rights and selling a large number of shares of our common stock in reliance on these and other existing registration statements, these securityholders could cause the prevailing market price of our common stock to decline.

As of December 31, 2025, we had outstanding warrants to purchase an aggregate of 722,644 shares of our common stock. Each warrant entitles the holder thereof to purchase one share of our common stock. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of shares our common stock and increase the number of shares eligible for resale in the public market.

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

Our business, financial condition, results of operations and prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years due to the impacts of health pandemics, and, more recently, the ongoing conflicts in Ukraine and in the Middle East, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation, rising interest rates, increases in unemployment rates and uncertainty about tariffs and economic stability. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If, for example, banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. While it is not possible at this time to predict the extent of the impact that the failure of these financial institutions or the high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

Risks related to our operations and to the development, marketing, commercialization and regulation of our product candidates

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future R&D programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Additionally, our R&D efforts are focused, in part, on developing vanoglipel (DA-1241) for the treatment of MASH, an indication for which there is only one approved product. The regulatory approval process for novel product candidates, such as vanoglipel (DA-1241) for MASH, can be more expensive and take longer than for other, better known or extensively studied product candidates. In addition to Madrigal Pharmaceuticals’ approved product, other companies are in later stages of clinical trials for their potential MASH therapies, and we expect that the path for regulatory approval for MASH therapies may continue to evolve in the near term as these other companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including clinical trial size and endpoints, in ways that we cannot predict today. Our anticipated development costs would likely increase if the development of vanoglipel (DA-1241) or any future product candidate is delayed because the FDA requires us to perform studies or clinical trials in addition to, or different from, those that we currently anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.

Public opinion and scrutiny of treatments for obesity, overweight patients, MASH and MASH patients may impact public perception of our Company, DA-1726, vanoglipel (DA-1241), or may adversely affect our ability to conduct our business and our business plans.

Public perception may be influenced by claims, such as claims that DA-1726 and vanoglipel (DA-1241) are unsafe, unethical or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to treatments for obesity, overweight patients, MASH and MASH patients in general could result in greater government regulation and stricter labeling requirements of products to treat these chronic conditions, including DA-1726 and vanoglipel (DA-1241), if approved, and could cause a decrease in the demand for DA-1726, vanoglipel (DA-1241) or any product candidates we may develop. For example, severe AEs observed with GLP-1 receptor agonists include, but are not limited to, acute pancreatitis, acute gallbladder disease, acute kidney injury and worsening of diabetic retinopathy. Such side effects associated with GLP-1 receptor or GLP-1/GIP receptor targeting treatments may negatively impact public perception of us, DA-1726 or any product candidates we develop. Adverse public attitudes may also adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians and their patients being willing to receive treatments that involve the use of DA-1726, vanoglipel (DA-1241) or any product candidates we develop, in lieu of or in addition to, existing treatments that such physicians and their patients are already familiar with and for which greater clinical data may be available. AEs in our clinical trials, even if not ultimately attributable to DA-1726, vanoglipel (DA-1241) or any product candidates we develop, and the resulting publicity could result in withdrawal of clinical trial participants, increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of DA-1726, vanoglipel (DA-1241) or any product candidates we develop, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. More restrictive government regulations or negative public opinion could have a material and adverse impact on our business, financial condition, results of operations and prospects, and may delay or impair the development, commercialization (if approved) or demand for DA-1726, vanoglipel (DA-1241) or any product candidates we develop.

We may be required to make significant payments under the 2022 License Agreement.

We have exclusive rights (other than in the Republic of Korea) to vanoglipel (DA-1241) and DA-1726 for the specific indications provided in the 2022 License Agreement. Under the 2022 License Agreement, in consideration for the license, we made an upfront payment of 2,200 shares of our Series A Convertible Preferred Stock. As additional consideration for the license, we are required to pay Dong-A ST milestone payments upon the achievement of specified regulatory milestones and milestone payments upon the achievement of specified commercial milestones. Commencing on the first commercial sale of licensed products, we are obligated to pay royalties of single-digit percentages on annual net sales of the products covered by the license. If the milestone is reached or the other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which may materially adversely affect our business operations and financial condition.

Even if we obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize vanoglipel (DA-1241) and DA-1726.

Of the large number of drugs in development in the U.S., only a small percentage receive FDA regulatory approval and are commercialized in the U.S. We are not permitted to market vanoglipel (DA-1241) or DA-1726 in the U.S. until we receive approval of a NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries or jurisdictions, such as the EMA in the European Union.

As a condition to submitting a NDA to the FDA for vanoglipel (DA-1241) or DA-1726, we must successfully complete several clinical trials demonstrating efficacy and safety. For example, we must successfully meet a number of critical developmental milestones, including: (i) developing dosages that will be well-tolerated, safe and effective; (ii) completing the development and scale-up to permit manufacture of our product candidates in commercial quantities and at acceptable costs; (iii) demonstrating through pivotal clinical trials that the product candidate is safe and effective in patients for the intended indication; (iv) establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers; and (v) obtaining and maintaining exclusive rights, including patent and trade secret protection and non-patent exclusivity for our product candidates. The time necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for any product candidates that we may develop. We are continuing to test and develop our product candidates and may explore possible design or formulation changes to address safety, dosage, efficacy, manufacturing efficiency and performance issues to the extent any arise. The design of a clinical trial may be able to determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. There is no assurance that we will be able to design and complete a clinical trial to support marketing approval. Moreover, nonclinical and clinical data are often susceptible to multiple interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have experienced significant setbacks in advanced clinical trials, even after achieving promising results in earlier clinical trials.

Successfully completing clinical trials and obtaining approval of a NDA is a complex, lengthy, expensive and uncertain process, and the FDA, or a comparable foreign regulatory authority, may delay, limit or deny approval of a NDA for many reasons, including, among others: (i) disagreement with the design or implementation of our clinical trials; (ii) disagreement with the sufficiency of our clinical trials; (iii) failure to demonstrate the safety and efficacy of the product candidate for the proposed indications; (iv) failure to demonstrate that any clinical and other benefits of the product candidate outweigh their safety risks; (v) a negative interpretation of the data from our nonclinical studies or clinical trials; (vi) insufficient data collected from clinical trials or changes in the approval requirements that render our nonclinical and clinical data insufficient to support the filing of a NDA or to obtain regulatory approval; or (vii) changes in clinical practice in our approved products available for the treatment of the target patient population that could have an impact on the indications that we are pursuing for our product candidates. Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market vanoglipel (DA-1241) and DA-1726.

Vanoglipel (DA-1241) and DA-1726 may not be successful in clinical trials or receive regulatory approval. Further, vanoglipel (DA-1241) and DA-1726 may not receive regulatory approval even if they are successful in clinical trials, or these product candidates may be approved for fewer or more limited indications than we request, such approval may be contingent on the performance of costly post-marketing clinical trials or we may not be allowed to include the labeling claims necessary or desirable for the successful commercialization of such product candidate. In addition, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during a product candidate’s clinical development and may vary among jurisdictions. Our development activities could be harmed or delayed by a partial shutdown of the U.S. government, including the FDA. We have not obtained regulatory approval for any product candidate, and it is possible that vanoglipel (DA-1241) and DA-1726 will never obtain regulatory approval.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or clinical trial. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Therefore, positive interim results in any ongoing clinical trial may not be predictive of similarly positive results in the completed study or clinical trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Adverse changes between preliminary or interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our shares of common stock.

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

Undesirable side effects caused by any of our product candidates that we may develop or acquire could cause us or the FDA or other regulatory authorities to interrupt, delay or halt our clinical trials and could result in more restrictive labels or the delay or denial of marketing approval by the FDA or other regulatory authorities of such product candidates. Results of our clinical trials could reveal high and unacceptable severity and prevalence of these or other side effects. In such an event, our clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. In addition, any drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We intend to continue to use our technology, including our licensed technology, knowledge and expertise to develop novel drugs to address some of the world’s most widespread and costly chronic diseases. We intend to expand our existing pipeline of core assets by advancing drug compounds from current ongoing discovery programs into clinical development. However, the process of researching and discovering drug compounds is expensive, time-consuming and unpredictable. Data from our current preclinical programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any additional drug compounds suitable for recommendation for clinical development. Moreover, any drug compounds we recommend for clinical development may not demonstrate, through preclinical studies, indications of safety and potential efficacy that would support advancement into clinical trials. Such findings would potentially impede our ability to maintain or expand our clinical development pipeline. Our ability to identify new drug compounds and advance them into clinical development also depends upon our ability to fund our R&D operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

We may experience delays in ongoing and planned clinical trials. We do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. Clinical trials may be delayed, suspended or terminated for a variety of reasons, such as:

●	delay or failure in reaching an agreement with the FDA or a comparable foreign regulatory authority on a clinical trial design that we are able to execute;

●	delay or failure in obtaining authorization to commence a clinical trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
●	inability, delay or failure in identifying and maintaining a sufficient number of clinical trial sites, many of which may already be engaged in competing clinical trial programs;
●	issues with the manufacture of drug substance for use in clinical trials;
●	delay or failure in recruiting and enrolling suitable subjects to participate in a clinical trial;
●	delay or failure in having subjects complete a clinical trial or return for post-treatment follow-up;
●	clinical sites and investigators deviating from clinical trial protocol, failing to conduct the clinical trial in accordance with regulatory requirements, or dropping out of a clinical trial;
●	delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	delay or failure in obtaining IRB approval to conduct a clinical trial at each site;
●	delays resulting from negative or equivocal findings of the Data Safety Monitoring Board (“DSMB”), if any;
●	ambiguous or negative results;
●	a decision by the FDA, a comparable foreign regulatory authority, or recommendation by a DSMB to suspend or terminate clinical trials at any time for safety issues or for any other reason;
●	conflicts affecting clinical trial sites and regions where clinical trials are being completed;
●	lack of adequate funding to continue the product development program; or
●	changes in governmental regulations or requirements.

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

We may develop vanoglipel (DA-1241) and DA-1726, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.

We may develop vanoglipel (DA-1241) and DA-1726 and future product candidates in combination with one or more currently approved therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the U.S. could revoke approval of the therapy used in combination with our product candidate or that safety, dosage, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate vanoglipel (DA-1241) and DA-1726 or any other future product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the U.S. We will not be able to market and sell vanoglipel (DA-1241) and DA-1726 or any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval. If the FDA or similar regulatory authorities outside of the U.S. do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with the drugs we choose to evaluate in combination with vanoglipel (DA-1241) and DA-1726 or any other product candidate we develop, we may be unable to obtain approval of or market vanoglipel (DA-1241) and DA-1726 or any other product candidate we develop.

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

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with MASH or obesity and significant competition for recruiting such patients in clinical trials.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our clinical trials. In particular, as a result of the inherent difficulties in diagnosing MASH or obesity and the significant competition for recruiting patients with MASH or obesity in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. This risk may be more significant for us than other companies conducting clinical trials for the treatment of patients with MASH because we are enrolling only patients with a biopsy-confirmed diagnosis of MASH in our clinical trials.

Factors that may generally affect patient enrollment include:

●	the size and nature of the patient population;
●	the number and location of clinical sites we enroll;
●	competition with other companies for clinical sites or patients;
●	the eligibility and exclusion criteria for the clinical trial;
●	the design of the clinical trial;
●	inability to obtain and maintain patient consents;
●	risk that enrolled participants will drop out before completion; and
●	competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

In addition, if any significant AEs or other side effects are observed in any of our future clinical trials, it may make it more difficult for us to recruit patients to our clinical trials and patients may drop out of our clinical trials, or we may be required to abandon the clinical trials or our development efforts of one or more product candidates altogether. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays, which would increase our costs and have an adverse effect on our Company.

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

MASH

There is only one approved treatment of MASH, Madrigal Pharmaceuticals’ thyroid hormone receptor beta agonist. However, various therapeutics are used off-label for the treatment of MASH, including vitamin E (an antioxidant), insulin sensitizers (e.g., metformin, pioglitazone), antihyperlipidemic agents (e.g., gemfibrozil), pentoxifylline and ursodeoxycholic acid. There are several product candidates in Phase 3 or earlier clinical or preclinical development for the treatment of MASH, including Novo Nordisk’s GLP1 agonist semaglutide, Eli Lilly’s GLP1R and GIP dual agonist tirzepatide, Akero Therapeutics’ FGF21 analog efruxifermin, 89 Bio’s FGF21 analog pegaozafermin, Inventiva’s pan-peroxisome proliferator-activated receptor agonist, Boston Pharmaceuticals and Roche’s fibroblast growth factor 21 analogs, and farnesoid X receptor agonists from Intercept Pharmaceuticals Inc., among others. Additional pharmaceutical and biotechnology companies with product candidates in development for the treatment of MASH include AstraZeneca plc, Altimmune Inc., Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Durect Corporation, Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Immuron Ltd., Ionis Pharmaceuticals, Inc., Islet Sciences, Inc., MediciNova, Inc., NGM Biopharmaceuticals, Inc., NuSirt Sciences Inc., Pfizer Inc., Viking Therapeutics, Inc. and Zydus Pharmaceuticals (USA) Inc. MASH is a complex disease and we believe that it is unlikely that any one therapeutic option will be optimal for every MASH patient.

Obesity

Due to the growing overweight and obesity epidemic and consumer demand, there are many competitors in the field of obesity treatment. Obesity treatments range from behavioral modification to drugs and medical devices, and surgery, generally as a last resort. If DA-1726 were approved for obesity, our primary competition in the obesity treatment market would currently be from approved and marketed products, including semaglutide (WEGOVY®) and tirzepatide (Zepbound®). Further competition could arise from products currently in development, including among others, with GLP1R/GCGR dual agonists, from Boehringer Ingelheim, Merck/Hanmi Pharmaceutical, AstraZeneca, Altimmune, Innovent Biologics/Eli Lilly, Carmot and D&D Pharma; with GLP1R/GCGR/GIP triple agonists, from Hanmi Pharmaceutical and Eli Lilly; Amgen with its GLP-1R agonist/GIP antagonist antibody; and Novo Nordisk with Amylin and Amylin-GLP-1 combination. To the extent any of our product candidates are approved for obesity, the commercial success of our product will also depend on our ability to demonstrate benefits over the then-prevailing standard of care. Finally, morbidly obese patients sometimes undergo a gastric bypass procedure, with salutary effects on the many co-morbid conditions of obesity.

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

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases, in-licensing and out-licensing of products, drug candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our business, financial condition and results of operations. For example, these transactions may entail numerous operational and financial risks, including:

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

If we cannot successfully defend ourselves against claims that our product caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidate that we are developing;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	increased FDA warnings on product labels;
●	significant costs to defend the related litigation;
●	substantial monetary awards to clinical trial participants or patients;
●	distraction of management’s attention from our primary business;
●	loss of revenue;
●	the inability to commercialize any product candidate that we may develop;
●	the removal of a product from the market; and
●	increased insurance costs.

If we or our third-party manufacturers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have an adverse effect on the success of our business.

Our R&D activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by us and our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the U.S. and abroad governing laboratory procedures and the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur costs due to injuries to our employees resulting from the use of hazardous materials, and this insurance may not provide adequate coverage against potential liabilities. Compliance with applicable environmental, health and safety laws and regulations are expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

We rely and will continue to rely on collaborative partners regarding the development of our research programs and product candidates.

We are and expect to continue to be dependent on collaborations with partners relating to the development and commercialization of our existing and future research programs and product candidates. In particular, we rely on Dong-A ST to provide services with respect to our development of vanoglipel (DA-1241) and DA-1726. In addition, we have had, have and will continue to have discussions on potential partnering opportunities with various pharmaceutical companies. If we fail to enter into or maintain collaborative agreements on reasonable terms or at all, our ability to develop our existing or future research programs and product candidates could be delayed, the commercial potential of our products could change, and our costs of development and commercialization could increase.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to it, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Our ability to use our net operating losses (“NOLs”) to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change in the ownership of our equity by certain stockholders over a rolling three year period, is subject to limitations on its ability to utilize carryforwards to offset future taxable income. Similar provisions of state tax law may also apply. Our existing NOL carryforwards were subject to limitation arising from an ownership change related to the Dong-A ST Financing and the underwritten public offering we closed on in November 2022. Future changes in our stock ownership, some of which are outside of our control, could result in further ownership changes under Section 382 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOL carryforwards, or other unforeseen reasons, our existing and any future NOL carryforwards could expire or otherwise be unavailable to offset future income tax liabilities.

Tax matters, including the changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes could impact the results of our operations and financial condition.

We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. In 2017, comprehensive changes to the Code were signed into law, informally titled the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes that could materially impact the taxation of corporations, like us, including among other things, changes to the corporate income tax rate, revisions to the calculation of tax deductions for interest expense and business interest income, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and limitations on the deductibility of research and experimental expenditures). The Tax Act also included a limitation of the deduction for NOLs generated in tax years beginning after 2017 to 80% of current year taxable income and the general elimination of carrybacks of NOLs generated in taxable years ending after 2017. The Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”) signed into law in 2020, subsequently provided that NOLs generated in a taxable year beginning in 2018, 2019 or 2020, may now be carried back five years. The Cares Act also temporarily removed the 80% taxable income limitation, allowing NOLs to fully offset net taxable income for the relevant years. In July 2025, Congress enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA included, among other changes, amendments to various Code provisions that had been enacted or amended by the Tax Act. The OBBBA amendments included further changes to the limitation on tax deductions for interest expense, immediate deductions for certain new investments, and immediate expensing of research and experimental expenditures. The overall impact of these tax acts and any future tax reform is uncertain and our business and financial condition could be adversely affected. The impact of these tax acts and any future tax reform on holders of our common stock is likewise uncertain and could be adverse.

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

We also need to comply with new, evolving or revised tax laws and regulations. The enactment of or increases in tariffs, or other changes in the application or interpretation of the Code, or on specific products that we may ultimately sell or with which our products compete, may have an adverse effect on our business or on our results of operations.

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

Risks related to dependence on third parties

We have relied and will rely on CROs to conduct our preclinical studies and clinical trials. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon CROs and clinical data management organizations to monitor and manage data for our ongoing preclinical and clinical programs. Although we control only certain aspects of their activities, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to conduct our preclinical studies in accordance with Good Laboratory Practice (“GLP”) requirements and the Laboratory Animal Welfare Act of 1966 requirements. We, our CROs and our clinical trial sites are required to comply with regulations and current GCP, and comparable foreign requirements to ensure that the health, safety and rights of patients are protected in clinical trials, and that data integrity is assured. Regulatory authorities ensure compliance with GCP requirements through periodic inspections of clinical trial sponsors and clinical trial sites. If we, any of our CROs or our clinical trial sites fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials, or a specific site may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications.

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

We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently work exclusively with Dong-A ST as the sole manufacturer for the production of vanoglipel (DA-1241) and DA-1726. To meet our projected needs for clinical supplies to support our activities for vanoglipel (DA-1241) and DA-1726 through regulatory approval and commercial manufacturing, Dong-A ST will need to provide sufficient scale of production for these projected needs. If any issues arise in the manufacturing and we are unable to arrange for alternative third-party manufacturing sources, we are unable to find an alternative third party capable of reproducing the existing manufacturing method or we are unable to do so on commercially reasonable terms or in a timely manner, we may not be able to complete the development of our product candidates, or market or distribute them.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates and preclinical and clinical drug supplies, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates or any products that we may eventually commercialize in accordance with our specifications);
●	the possibility of termination or nonrenewal of the agreement by the third party, based on our own business priorities, at a time that is costly or damaging to us;
●	delay in, or failure to obtain, regulatory approval of any of our product candidates because of the failure by our third-party manufacturer to comply with cGMP or failure to scale up manufacturing processes; and
●	current manufacturers and any future manufacturers may not be able to manufacture our product candidates at a cost or in quantities or in a timely manner necessary to make commercially successful products.

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

We may engage in future acquisitions, mergers, in-licenses and out-licenses of technology that could disrupt our business, cause dilution to the organization’s stockholders and harm our financial condition and operating results.

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

In jurisdictions where we have not obtained patent protection, competitors may use our intellectual property to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where it is more difficult to enforce a patent as compared to the U.S. Competitor products may compete with our product candidates, if approved, or any future product candidate in jurisdictions where we do not have issued or granted patents or where the issued or granted patent claims or other intellectual property rights are not sufficient to prevent competitor activities in these jurisdictions. The legal systems of certain countries, particularly certain developing countries, make it difficult to enforce patents and such countries may not recognize other types of intellectual property protection, particularly that relating to pharmaceuticals. This could make it difficult for us to prevent the infringement of our patents or marketing of competing products in violation of our proprietary rights generally in certain jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

We may become involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful.

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

As of December 31, 2025, we had eight full-time (and total) employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we may need additional managerial, operational, development, sales, marketing, financial and other resources. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on our employees, including:

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

Because we intend to market our product candidates, if approved, outside of the U.S., our business is subject to risks associated with doing business outside of the U.S. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

●	failure to develop an international sales, marketing and distribution system for our products;
●	changes in a specific country’s or region’s political and cultural climate or economic condition, including as a result of military conflicts or war (including the ongoing conflicts in Ukraine and in the Middle East), inflation, increases in interest rates, health epidemics, the imposition of tariffs by the U.S. or other countries or trade wars;
●	unexpected changes in foreign laws and regulatory requirements;
●	difficulty of effective enforcement of contractual provisions in local jurisdictions;
●	inadequate intellectual property protection in foreign countries;
●	inadequate data protection against unfair commercial use;
●	trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;
●	the effects of applicable foreign tax structures and potentially adverse tax consequences; and
●	significant adverse changes in foreign currency exchange rates.

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

The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section, these factors include:

●	adverse results or delays in preclinical studies, clinical trials, regulatory decisions or the development status of our product candidates or any product candidates we may pursue in the future;
●	our ability to raise sufficient additional funds on satisfactory terms, or at all, necessary for the continued development of our product candidates whether through potential collaborative, partnering or other strategic arrangements or otherwise;
●	the terms and timing of any future collaborative, licensing or other strategic arrangements that we may establish;
●	our inability to comply with the minimum listing requirements of Nasdaq Capital Market LLC (“Nasdaq”);
●	the timing of achievement of, or failure to achieve, our, or any potential collaborator’s clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;
●	decisions to initiate a clinical trial, not initiate a clinical trial, or terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval for our product candidates or regulatory actions requiring or leading to a delay or stoppage of any clinical trials;
●	the commercial success of any product approved by the FDA or its foreign counterparts;
●	changes in applicable laws, rules or regulations;
●	adverse developments concerning our manufacturers, suppliers, collaborators and other third parties;
●	occurrence of health epidemics or contagious diseases, and potential effects on our business, clinical trial sites, supply chain and manufacturing facilities;
●	our failure to commercialize our product candidates;
●	the success of competitive drugs;
●	if our patents covering our product candidates expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not result in issued patents or result in patents with narrow, overbroad, or unenforceable claims;
●	additions or departures of key scientific or management personnel;
●	unanticipated safety concerns related to the use of any product candidates;
●	our announcements or our competitor’s announcements regarding new products, enhancements, significant contracts, acquisitions or strategic partnerships and investments;
●	the size and growth of our target markets;
●	our, or companies perceived to be similar to us, failure to meet external expectations, or management guidance;
●	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	publication of research reports about us or our industry, recommendations, earning results or estimates or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;

●	changes in general economic, industry, political and market conditions due to military conflicts or war (including the ongoing conflicts in Ukraine and in the Middle East), inflation, increases in interest rates, health epidemics, the imposition of tariffs by the U.S. or other countries or trade wars;
●	changes in our capital structure or dividend policy, future issuances of securities, sales of common stock by officers, directors and significant stockholders or our incurrence of debt;
●	trading volume of our common stock;
●	changes in accounting practices and ineffectiveness of our internal controls;
●	disputes, litigation or developments relating to proprietary rights;
●	timing of milestones and royalty payments; and
●	other events or factors, many of which are beyond our control.

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

Our two largest stockholders may use their significant interest to take actions not supported by our other stockholders.

As of March 20, 2026, our two largest stockholders, Dong-A ST and Dong-A Socio Holdings Co., Ltd. (“Dong-A Holdings”), an affiliate company of Dong-A ST, beneficially owned 18% and 17%, respectively, of our voting rights. As a result, Dong-A ST and Dong-A Holdings are able to exert a significant influence on the outcome of corporate actions requiring stockholder approval, including mergers, share capital increases and other extraordinary items.

In addition, pursuant to the Investor Rights Agreement between Dong-A ST and us, Dong-A ST has the right to appoint a number of our directors commensurate with its percentage holding of our common stock, which may result in Dong-A ST controlling both the determinations of the board of directors (“Board”) and the vote of all matters submitted to a vote of our stockholders, which enables them to control all corporate decisions. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Dong-A ST may not always coincide with our interests or the interests of our other stockholders. For as long as Dong-A ST owns shares of our common stock and the Investor Rights Agreement is effective, Dong-A ST will have significant influence on our management, business plans and policies, including the appointment and removal of members of our Board, decisions on whether to raise future capital and amending our certificate of incorporation and bylaws, which govern the rights attached to our common stock. In particular, with a significant ownership percentage of our stock, Dong-A ST will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of MetaVia and ultimately might affect the market price of our common stock. In addition, this concentration of ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

Dong-A ST, Dong-A Holdings and their affiliates engage in a broad spectrum of activities, including investments in the healthcare industry generally. In the ordinary course of its business activities, Dong-A ST, Dong-A Holdings and their affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Nothing in our certificate of incorporation provides that Dong-A ST or any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both her or his director and officer capacities) or its affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Dong-A ST and Dong-A Holdings also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Dong-A ST or Dong-A Holdings may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to our stockholders.

Provisions in our corporate charter documents and under Delaware law may make an acquisition of MetaVia, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and the bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by stockholders to replace or remove the current management by making it more difficult for stockholders to replace members of our Board. Among other things, these provisions:

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, as amended (the “DGCL”), which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with it for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Nasdaq has proposed enhanced listing standards, which could adversely affect our ability to maintain our Nasdaq listing and access to capital markets.

Our common stock is listed for trading on Nasdaq. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for thirty consecutive business days. On January 13, 2026, Nasdaq filed a rule proposal with the SEC to adopt a new continued listing requirement that would require all companies listed on Nasdaq to maintain a minimum market value of listed securities of $5 million. Under the proposed rule, if a company’s market value of listed securities falls below this threshold for 30 consecutive trading days, Nasdaq may immediately suspend trading and initiate delisting proceedings without affording the company a compliance cure period. This proposed rule, if adopted, would be in addition to Nasdaq’s existing continued listing requirements. If the proposed rule is adopted and the market value of our common stock were to fall below the proposed $5 million threshold or we otherwise fail to satisfy Nasdaq’s continued listing standards, we could face delisting proceedings on an accelerated basis. The delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

We are a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to such companies could make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Exchange Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements, including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), only being required to provide two years of audited financial statements in our annual reports and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

In the ordinary course of our business, our CROs and other third parties on which we rely collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business-critical information, including R&D information and business and financial information.

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

For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies, including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, only being required to provide two years of audited financial statements in our annual reports and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If we no longer qualify as a “smaller reporting company,” we will need to comply with additional reporting requirements that are applicable to other public companies that may be costly and require management to devote substantial time to compliance with such requirements, such as providing an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will generally be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, the certificate of incorporation or the bylaws or any other action asserting a claim governed by the internal affairs doctrine. This provision does not apply to claims arising under the Securities Act and the Exchange Act or any claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of the bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

We currently lease 2,441 square feet of office space in Cambridge, Massachusetts, as our corporate headquarters. The initial lease term is for three years with an option, which was exercised in November 2025, to renew for an additional two-year term. The lease commenced in September 2023 and expires in August 2028.

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

Stockholders

On March 20, 2026, we had 5,090,936 shares of common stock outstanding and 26 holders of record of our common stock. The transfer agent and registrar for our common stock is Equiniti Trust Company, LLC.

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

Recent sales of unregistered securities; use of proceeds from registered offerings

During the year ended December 31, 2025, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Overview

We are a clinical-stage biotechnology company focused primarily on developing novel pharmaceuticals to treat cardiometabolic diseases. We have two programs focused primarily on the treatment of MASH and obesity.

●	Vanoglipel (DA-1241) is a novel GPR119 agonist with development optionality as a standalone or combination therapy for both MASH and T2DM. Agonism of GPR119 in the gut promotes the release of key gut peptides, GLP-1, GIP and PYY. These peptides play a further role in glucose metabolism, lipid metabolism and weight loss. Vanoglipel (DA-1241) has demonstrated beneficial effects on glucose, lipid profile and liver inflammation, as demonstrated during in-vivo preclinical studies.
●	DA-1726 is a novel oxyntomodulin analog functioning as a GLP1R and GCGR dual agonist for the treatment of obesity that is designed to be administered once weekly subcutaneously. With the activation of the dual agonist, weight loss may be achieved by GLP1R reducing appetite while GCGR increases energy expenditure.

While we focus our financial resources and management’s attention on the development of vanoglipel (DA-1241) and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases, which we are not planning to advance development on and have, or continue to consider for, out-licensing and divestiture opportunities. In 2024, we entered into an exclusive out-license agreement with MThera to provide MThera with the rights to one of our legacy therapeutic program, NB-01, for the treatment of painful diabetic neuropathy.

Our operations consisted principally of performing R&D activities, which include preclinical development and clinical trials, and raising capital. Our activities are subject to significant risks and uncertainties, such as failing to secure additional funding before sustainable revenues and profit from operations are achieved. For more information on our business and product candidates, see Part I, Item 1. Business of this Annual Report.

Recent developments

●	November 2025: Presented new Phase 1 and pre-clinical data on DA-1726 in two poster presentations at ObesityWeek® 2025. The Phase 1 data demonstrated favorable safety and tolerability, a newly characterized 32 mg PK profile supporting once-weekly dosing, and meaningful reductions in body weight and waist circumference following four weeks of treatment. Additionally, in a DIO mouse model, DA-1726 achieved comparable weight loss to pemvidutide with superior lipid-lowering efficacy.
●	November 2025: Presented positive new data from our Phase 2a clinical trial evaluating vanoglipel (DA-1241), and the data highlights vanoglipel’s differentiated dual activity across both hepatic and metabolic pathways, demonstrating clinically meaningful improvements in glucose control, liver health, and plasma lipidomic profiles following 16 weeks of treatment.

●	January 2026: Announced positive statistically significant results from the 8-week (extended from four weeks) non-titrated 48 mg, MAD cohort of our Phase 1 clinical trial of DA-1726, and the results show robust early weight loss, statistically significant reductions in waist circumference, strong improvements in glucose control, and meaningful reductions in liver stiffness, alongside a favorable safety and tolerability profile.
●	January 2026: Closed an underwritten public offering of shares of common stock, pre-funded warrants, Series C Common Warrants and Series D Common Warrants for gross proceeds of approximately $9.3 million, prior to deducting underwriting discounts and commissions and offering expenses and excluding any potential future proceeds from the exercise of warrants.
●	February 2026: Announced positive AI-modeling results from the ongoing collaboration with Syntekabio, Inc., an AI-driven drug discovery company, leveraging their proprietary DeepMatcher® platform. The results confirmed vanoglipel’s strong inflammatory and cardiometabolic target engagement, supporting development in MASH and, potentially, type 2 diabetes.
●	February 2026: Strengthened global intellectual property position for DA-1726 with 39 granted and pending patents in the U.S. and internationally, providing protection at least through 2041, unless extended further. Exclusively licensed from Dong-A ST Co., Ltd., the portfolio broadly covers DA-1726’s novel peptide structure, its long-acting dual-incretin design, and therapeutic use across obesity, metabolic disease, and related cardiometabolic conditions.
●	March 2026: Announced a comprehensive global intellectual property portfolio supporting vanoglipel with 48 granted and pending patents across three patent families in the U.S., Europe, Japan, China and other countries, providing protection into 2035, unless extended further. Exclusively licensed from Dong-A ST Co., Ltd., the patent portfolio provides broad protection for vanoglipel itself, how it is manufactured, and its potential use across a range of serious metabolic and liver conditions.
●	March 2026: Received IRB approval from Clinical Pharmacology of Miami for the Phase 1 Part 3 16-week titration study of DA-1726, enabling higher-dose evaluation in obese, otherwise healthy adults.

Common stock reverse stock split

In December 2025, we completed a one-for-eleven reverse stock split of our common stock (the “Reverse Stock Split”). As a result, every eleven shares of our issued and outstanding common stock were combined, converted and changed into one share of our common stock. Any fraction of a share of our common stock that was created as a result of the Reverse Stock Split was rounded down to the next whole share and the stockholder received cash equal to the market value of the fractional share, determined by multiplying such fraction by the closing sales price of our common stock as reported on Nasdaq on the last trading day before the Reverse Stock Split. The Reverse Stock Split was approved by our stockholders at the annual meeting of stockholders in June 2025. At the annual meeting, the stockholders approved a proposal to amend our certificate of incorporation to affect a reverse split of our outstanding common stock at a ratio in the range of one-for-five to one-for-thirty to be determined at the discretion of our Board. In November 2025, our Board approved the Reverse Stock Split.

The Reverse Stock Split did not impact the number of authorized shares of common stock, which remains at 100,000,000 shares. For the Reverse Stock Split, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of our common stock, the number of shares issuable upon vesting of restricted stock units (“RSUs”) and the number of shares reserved for issuance pursuant to our equity incentive compensation plans.

In this Annual Report, including the accompanying consolidated financial statements and the notes to the consolidated financial statements, the number of shares of common stock and per share data have been adjusted to give effect to the Reverse Stock Split for all periods presented. Additionally, since the common stock par value was unchanged, the amounts for common stock and additional paid-in capital have been adjusted to give effect to the Reverse Stock Split for all periods presented.

Key operating information

R&D expenses

R&D expenses consist primarily of costs incurred in connection with the development of our product candidates. These expenses include:

Direct costs

●	expenses incurred in connection with the clinical development of our product candidates, including under agreements with third parties, such as CROs and consultants;
●	the cost of manufacturing and storing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants and Clinical Manufacturing Organizations (“CMOs”);
●	costs related to compliance with regulatory requirements; and
●	payments made under third-party licensing agreements including the Shared Services Agreement with Dong-A ST (related party).

Indirect costs

●	employee-related expenses, including salaries, related benefits and stock-based compensation, for employees engaged in R&D functions; and
●	consulting and other expenses not directly tied to a product candidate.

We recognize external development costs based on an evaluation of the progress toward completion of specific tasks using information provided to us by our service providers. This process involves reviewing contracts and purchase orders, communicating with our clinical research staff to identify services that have been performed on our behalf, and estimating the level of service provided and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Nonrefundable advance payments for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses. Such amounts are recognized as an expense when the goods have been delivered or the services have been performed, or when it is no longer expected that the goods will be delivered, or the services rendered.

Our direct R&D expenses consist primarily of external costs, such as fees paid to CROs, CMOs, research laboratories and outside consultants in connection with our clinical development, quality assurance and quality control processes, manufacturing, and clinical development activities. Our direct R&D expenses also include fees incurred under third-party license agreements, including the Shared Services Agreement with Dong-A ST (related party). We utilize our employee and infrastructure resources across multiple R&D projects. We do not allocate employee costs and costs associated with our facilities, including depreciation or other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. We utilize internal resources to manage CRO and CMO activities. These employees work across multiple programs. Our direct R&D expenses consist of (i) expenses attributable to our product candidates and (ii) certain other R&D expenses, including clinical, non-clinical and preclinical services or other R&D expenses that are not attributable to a single product candidate. Our indirect R&D expenses consist of (i) employment-related expenses for compensation and benefits, which are internal costs and (ii) consulting expenses.

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

The successful development and commercialization of our product candidates are highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. Additionally, because of the risks inherent in novel treatment discovery and development, we cannot reasonably estimate or know:

●	the timing and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs that we decide to pursue;
●	our ability to maintain our current development programs and to establish new ones;
●	establishing an appropriate safety profile with IND-enabling studies;
●	successful patient enrollment in, and the initiation and completion of, clinical trials;

●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
●	the receipt of regulatory approvals from applicable regulatory authorities;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	our ability to establish new licensing or collaboration arrangements;
●	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates is approved;
●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others;
●	maintaining a continued acceptable safety profile of the product candidates following commercialization; or
●	the effect of competing technological and market developments.

A change in the outcome of any of these variables with respect to the development of our product candidates could significantly change the costs and timing associated with the development of that product candidate.

G&A expenses

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

We have U.S. federal NOL carryforwards, and these carryforwards will not expire. We also have state NOL carryforwards, and these carryforwards will begin to expire in 2042, if not utilized.

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

Results of Operations

2025 compared to 2024

The following table summarizes our results of operations for 2025 and 2024 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$6,802	$21,553
General and administrative	6,906	7,256
Total operating expenses	13,708	28,809
Loss from operations	(13,708)	(28,809)
Other income:
Gain from change in fair value of warrant liabilities	225	297
Interest income, net	510	920
Total other income	735	1,217
Loss before income taxes	(12,973)	(27,592)
Provision for income taxes	—	—
Net loss	$(12,973)	$(27,592)
Loss per share of common stock, basic and diluted	$(7.35)	$(39.13)
Weighted average shares of common stock, basic and diluted	1,766,026	705,193

Operating expenses and loss from operations

Our total operating expenses and loss from operations for 2025 were $13.7 million, a decrease of $15.1 million, or 52.4%, compared to 2024. This decrease was attributable to lower R&D and G&A expenses for 2025. Our R&D expenses were $6.8 million for 2025, a decrease of $14.8 million, or 68.4%, compared to 2024. Our G&A expenses were $6.9 million for 2025, a decrease of $0.4 million, or 4.8%, compared to 2024. The following table summarizes our R&D expenses for 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Direct costs
Vanoglipel (DA-1241) (credits) costs	$(845)	$9,959	$(10,804)
DA-1726 costs	5,468	9,397	(3,929)
Other R&D costs	107	303	(196)
Indirect costs
Employee compensation and benefits costs	1,653	1,606	47
Consulting expenses	419	288	131
Total research and development	$6,802	$21,553	(14,751)

The $14.8 million decrease in R&D expenses reflects decreased R&D activities related to the Phase 2a clinical trial for vanoglipel (DA-1241) and decreased activities related to the Phase 1 clinical trial for DA-1726 as compared to 2024. Specifically, the decrease in R&D expenses was primarily attributable to (i) $10.8 million in lower direct R&D expenses related to vanoglipel (DA-1241) product development, (ii) $3.9 million in lower direct R&D expenses related to DA-1726 product development, and (iii) $0.2 million in lower direct other R&D costs. These decreases were partially offset by $0.1 million in higher indirect consulting expenses and a slight increase in indirect employee compensation and benefits. The credit amount for direct vanoglipel (DA-1241) costs in 2025 includes a credit of $1.2 million in connection with the close-out of the clinical trial with the CRO. Included in direct R&D costs were expenses totaling $3.4 million and $4.9 million for 2025 and 2024, respectively, related to investigational drug manufacturing, non-clinical and preclinical costs incurred under the Shared Services Agreement with Dong-A ST (related party).

Our G&A expenses were $6.9 million for 2025, a decrease of $0.4 million, or 4.8%, compared to 2024. This decrease in G&A expenses was primarily attributable to $0.7 million in lower consulting expenditures, $0.1 million in lower insurance, and $0.2 million in lower other G&A expenses. These decreases were partially offset by $0.5 million in higher legal and professional fees and $0.1 million in higher employee compensation and benefits.

Total other income

Our total other income for 2025 was $0.7 million, a decrease of $0.5 million, or 39.6%, compared to 2024. This decrease was attributable to $0.4 million in lower interest income, net, due to lower balances of cash and cash equivalents and lower interest rates, and $0.1 million in lower gain from the change in fair value of warrant liabilities due to the impact of our common stock’s volatile stock price during the last few years.

Provision for income taxes

Our effective tax rate for 2025 and 2024 was zero percent as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For 2025, we had a net loss of $13.0 million, or $7.35 per share of basic and diluted common stock, compared to a net loss of $27.6 million, or $39.13 per share of basic and diluted common stock for 2024.

Going concern

As reflected in the consolidated financial statements, we had $10.3 million in cash and cash equivalents as of December 31, 2025. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $148.8 million as of December 31, 2025. We have incurred a net loss of $13.0 million and net cash used in operating activities of $15.7 million for 2025. Due in large part to ongoing clinical trials, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.

We believe that our existing cash and cash equivalents, together with the proceeds from the underwritten public offering in January 2026, will be sufficient to fund our operations into the fourth quarter of 2026. We plan to continue to fund our operations through equity offerings, debt financing, the exercise of existing warrants, or other sources, potentially including collaborations, out-licensing and other similar arrangements. However, there can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all, or that the warrants issued in previously consummated offerings will be exercised. To the extent that we can raise additional funds by issuing equity securities or in the event our existing warrants are exercised, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, we may slow down or stop our ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on the Company.

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

Liquidity and capital resources

Our primary use of cash is to fund our R&D activities. We have funded our operations primarily through public offerings of our common stock and private placements of equity and convertible securities. As of December 31, 2025, we had cash totaling $10.3 million. We maintain cash at financial institution that at times may exceed the Federal Deposit Insurance Corporation insured limits of $0.25 million per bank. To date, we have not experienced any losses related to these funds. Our cash equivalents consist principally of bank money market accounts and these securities are carried at cost, which approximates market value.

Private Placement

In May 2025, we closed on a private placement offering with Dong-A ST, a related party, and Dong-A Holdings, an affiliate company of Dong-A ST, and received net proceeds of $9.1 million, net of placement agent cash fees of $0.4 million and related offering expenses of $0.5 million. The private placement offering was comprised of (i) 861,758 shares of our common stock for a purchase price of $7.81 per share and (ii) 418,651 pre-funded warrants to purchase up to an equivalent number of shares of our common stock for a purchase price of $7.799 per pre-funded warrant. Each pre-funded warrant had an exercise price of $0.011 per share and were fully exercised as of June 30, 2025.

At the market offering

In November 2025, we entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with Ladenburg Thalmann & Co. Inc., as sales agent and/or principal (“Ladenburg”), pursuant to which we may offer and sell, from time to time through or to Ladenburg, shares of our common stock having an aggregate offering price of up to $2.3 million (the “ATM Program”). The offer and sale of the shares of common stock pursuant to the ATM Program is made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-278646) filed with the SEC on April 12, 2024, and declared effective by the SEC on April 23, 2024, as supplemented by a prospectus supplement to be filed with the SEC on November 6, 2025 pursuant to Rule 424(b) under the Securities Act.

Pursuant to the ATM Sales Agreement, Ladenburg may sell the shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. We are not obligated to make any sales of the shares under the ATM Sales Agreement. The offering of shares pursuant to the ATM Sales Agreement will terminate upon the termination of the ATM Sales Agreement by Ladenburg or us, as permitted therein. We are obligated to pay Ladenburg an aggregate sales agent commission of 3.0% of the gross sales price of the shares sold pursuant to the ATM Sales Agreement. We will also reimburse Ladenburg for certain specified expenses in connection with entering into the ATM Sales Agreement, which contains customary representations and warranties and conditions to the placements of the shares pursuant thereto. In November 2025, we sold 106,788 shares of common stock under the ATM Program and received net proceeds of $0.9 million, net of sales agent commission and related offering expenses. As of December 31, 2025, we have $1.1 million remaining under the ATM Program in which we may offer and sell shares of our common stock.

For additional information, see “Note 7. Stockholders’ equity” to the consolidated financial statements included elsewhere in this Annual Report.

January 2026 Public Offering

In January 2026, we closed on an underwritten public offering, pursuant to which we issued and sold, (i) 1,006,870 Class A Units, with each Class A Unit consisting of (A) one share of common stock, (B) 1.5 Series C Common Warrants to purchase 1.5 shares of common stock, and (C) 1.5 Series D Common Warrants to purchase 1.5 shares of common stock, at a price of $3.10 per Class A Unit, and (ii) 1,998,704 Class B Units, with each Class B Unit consisting of (A) one pre-funded warrant to purchase one share of common stock, (B) 1.5 Series C Common Warrants to purchase 1.5 shares of common stock, and (C) 1.5 Series D Common Warrants to purchase 1.5 shares of common stock, at a purchase price of $3.099 per Class B Unit. Each pre-funded warrant has an exercise price of $0.001 per share and is immediately exercisable and will expire when exercised in full. Each Series C Common Warrant and Series D Common Warrant has an exercise price of $3.10 per whole share of common stock, subject to certain adjustments, are immediately exercisable, and will expire on January 16, 2031 and January 16, 2028, respectively. Under the Series C Common Warrant and the Series D Common Warrant, we may not affect the exercise of any such warrants, and a holder will not be entitled to exercise any portion of any such warrants, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) to exceed the beneficial ownership limitation contained therein. We received gross proceeds of $9.3 million, prior to deducting underwriting discounts and commissions and offering expenses.

Cash Flows

The principal use of cash in operating activities is to fund our current expenditures in support of our R&D activities and clinical development activities. Financing activities currently represent the principal source of our cash flow.

The following table reflects the major categories of cash flows for each of the periods presented (in thousands).

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(15,701)	$(24,710)
Net cash used in investing activities	(2)	(8)
Net cash provided by financing activities	9,964	18,300
Net decrease in cash	$(5,739)	$(6,418)

Net cash used in operating activities was $15.7 million for 2025 and consisted of net loss of $13.0 million and net cash used by change in operating assets and liabilities of $2.9 million, partially offset by adjustments for non-cash charges totaling $0.2 million, which was primarily attributable to $0.4 million of stock-based compensation costs and $0.2 million gain from change in fair value of warrant liabilities. Net cash used in operating activities was $24.7 million for 2024 and consisted of net loss of $27.6 million, partially offset by net cash provided by change in operating assets and liabilities of $2.6 million and non-cash charges totaling $0.3 million, which was primarily attributable to $0.5 million of stock-based compensation and $0.2 million gain from change in fair value of warrant liabilities.

Net cash used in investing activities, related to the purchases of property equipment, was less than $0.1 million for 2025 and 2024.

Net cash provided by financing activities was $10.0 million for 2025, which primarily consisted of proceeds of $10.0 million from the 2025 private placement offering and $1.2 million from the ATM Program. Partially offsetting these cash inflows were cash outflows for the payment of $0.9 million of issuance costs in connection with the 2025 private placement offering and $0.4 million of issuance costs in connection with the at the market offering. Net cash provided by financing activities was $18.3 million for 2024, which primarily consisted of proceeds of $20.0 million from the 2024 private placement offering, partially offset by the payment of $1.7 million of issuance costs in connection with the 2024 private placement offering.

For additional details, see the consolidated statements of cash flows in the consolidated financial statements included elsewhere in this Annual Report.

Contractual obligations, purchase commitments and employment agreements

Contractual obligations

We entered into a non-cancelable operating lease for our corporate headquarters in Cambridge, Massachusetts. For additional information, see “Note 6. Commitments and contingencies” to the consolidated financial statements included in this Annual Report.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our products or product candidates, use of such products or product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is sometimes unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2025 and 2024.

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

Additional information regarding contingent payments and license agreements is in “Note 5. Related party” and “Note 6. Commitments and contingencies” to the consolidated financial statements included in this Annual Report.

Purchase commitments

Information regarding purchase commitments is in “Note 6. Commitments and contingencies” to the consolidated financial statements included in this Annual Report.

Employment agreements

Information regarding employment agreements is in “Note 6. Commitments and contingencies” to the consolidated financial statements included in this Annual Report.

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

Our critical accounting estimates and judgments relate to the following items: (i) cash forecast for conclusion about MetaVia’s ability to continue as a going concern, (ii) conclusion on the classification of warrants based on the underlying warrant and transaction agreements, and (iii) clinical trial costs and accruals. Our cash forecast for the 12-month period from the filing date of this Annual Report utilizes current cash balance less estimated payments for future clinical trials and G&A costs plus forecasted cash inflows. Our estimates and judgments used in clinical trial costs and accruals are described below.

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

Recent accounting pronouncements

Information regarding (i) adoption of new accounting standards during 2025 and (ii) accounting standards issued but not yet adopted is included in “Note 1. Business, basis of presentation, new accounting standards and summary of significant accounting policies” to the consolidated financial statements included in this Annual Report.

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management has assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report. The scope of management’s assessment regarding the Company’s internal control over financial reporting includes the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Inherent limitations of disclosure controls and procedures and internal control over financial reporting

Our management, including our PEO and PFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

Trading Plans

During the three months ended December 31, 2025, none of our directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

None.

Part III

Item 10.Directors, Executive Officers and Corporate Governance

Directors and executive officers

The Board is divided into three classes. Members of each class serve staggered three-year term. The terms of directors in Class I, Class II and Class III expire at the annual meetings of stockholders to be held in 2026, 2027 and 2028, respectively.

The following table provides information as to each person who is, as of the filing hereof, a director and/or executive officer of MetaVia.

Name	Position(s)	Age
D. Gordon Strickland	Class I Director	79
James P. Tursi	Class I Director	61
Jason L. Groves	Class II Director	55
Hyung Heon Kim	Chief Executive Officer, President and Class II Director	50
Andrew I. Koven	Class II Director and Chair of the Board	68
Mark A. Glickman	Class III Director	60
Michael Salsbury	Class III Director	76
Marshall H. Woodworth	Chief Financial Officer	68

Business experience and background of directors and executive officers

Mr. D. Gordon Strickland has served as a member of the Board since January 2022. He served as Chair of Ampex Corporation (“Ampex”), a technology company that was previously listed on Nasdaq, from March 2012 until June 2019. He also served as Ampex’s Chief Executive Officer from February 2007 to March 2012. Prior to Ampex, he served as President and Chief Executive Officer of Cardiff Holdings, a privately held producer of credit, debit, loyalty and other cards by Brookside Equity Partners from March 2012 to August 2013. Prior to Cardiff Holdings, Mr. Strickland was the Chair of Medical Resources, a public operator of diagnostic imaging centers. Mr. Strickland was also president and CEO of MCSi, Inc., a technical integrator of audio-visual products, from March 2003 until March 2004. Prior to MCSi, Inc., Mr. Strickland was the president and CEO of Capitol Wire, Inc, an internet-based news and information service provider from September 1999 until August 2002 and had leadership roles with Kerr Group, a manufacturer of glass containers and plastic packaging, from June 1986 until August 1997, including serving as the president and CEO, and as Senior Vice President, Finance and Chief Financial Officer. Mr. Strickland has over 35 years of experience as a senior executive and board member with public and private companies. Mr. Strickland received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A from Yale University. The Board believes that Mr. Strickland’s experience serving as Chair and Chief Executive Officer of a publicly-traded company, Ampex, qualifies him to serve as a director.

Dr. James P. Tursi has served as a member of the Board since November 2023. Dr. Tursi is currently serving as the Chief Scientific Officer of Contraline, Inc. Prior to this, he served as Executive Vice President – Global R&D for Endo Pharmaceuticals from January 2022 until its acquisition in October 2025. From April 2020 until January 2022, Dr. Tursi served as Chief Scientific Officer U.S. for Ferring Pharmaceuticals. From August 2018 until April 2020, Dr. Tursi served as Executive Vice President, R&D for Antares Pharma Inc. (Nasdaq: ATRS). Prior to August 2018, Dr. Tursi served as Chief Medical Officer at Aralez, Chief Medical Officer and Vice President of Clinical R&D for Auxilium Pharmaceuticals Inc. and held positions of increasing responsibility at GlaxoSmithKline (NYSE: GSK) and Procter & Gamble Pharmaceuticals. Dr. Tursi practiced medicine and surgery for over 10 years and created a medical education company, I Will Pass®, which assisted physicians in the process of board certification. He holds a Bachelor of Science degree in Chemistry and Biology from Ursinus College; a Doctor of Medicine from Medical College of Pennsylvania and performed his residency in Gynecology and Obstetrics at the Johns Hopkins Hospital. The Board believes Dr. Tursi’s pharmaceutical industry and senior leadership experience qualifies him to serve as a director.

Mr. Jason L. Groves, Esq. has served as a member of the Board since December 2019. Since July 2022, Mr. Groves has served as the Chief Legal Officer and Corporate Secretary of Medifast, Inc. (“Medifast”) (NYSE: MED), a publicly-held leading manufacturer and distributor of clinically-proven, healthy-living products and programs. After joining Medifast in 2009, Mr. Groves has held several executive management positions, most recently serving as Executive Vice President and General Counsel of Medifast from 2011 to July 2022. Mr. Groves was a Medifast director from 2009 to 2015, serving on the audit committee from 2009 to 2011. Prior to joining Medifast, Mr. Groves was Assistant Vice President of Government Affairs for Verizon Maryland, a telecommunications company, where he was responsible for the company’s legislative policy and government affairs. A U.S. Army veteran, Mr. Groves was a direct-commissioned Judge Advocate in the U.S. Army Judge Advocate General’s (JAG) Corps. As a JAG officer, he practiced law and had the distinction of prosecuting criminal cases in the District Court of Maryland as a Special Assistant U.S. Attorney. Over the course of three years, he received two Army Achievement Medals and one Army Commendation Medal. Mr. Groves completed nine years with the Anne Arundel Medical Center Board of Trustees, chairing their international captive insurance company board for eight years. Mr. Groves received his Bachelor of Science degree, cum laude, in Hospitality Management from Bethune-Cookman University, and obtained his Juris Doctor from North Carolina Central University School of Law. The Board believes that Mr. Grove’s experience serving as an independent director, audit committee member, and chief legal officer of a large public corporation while assisting with the initial international introduction of such corporation’s products qualifies him to serve as a director.

Mr. Hyung Heon Kim has served as a member of the Board since July 2021 and was appointed as our President and Chief Executive Officer in August 2023. Previously, Mr. Kim was the General Counsel and a Vice President of Dong-A ST and Dong-A Socio Group, a Korean-based group of companies mainly engaged in the research, development, production and sale of pharmaceuticals, medical devices and APis. Mr. Kim served as General Counsel of Dong-A ST from January 2018 until August 2023 and as a Vice President of Dong-A ST from December 2020 until August 2023. Mr. Kim previously served as Executive Director of Dong-A ST from January 2018 through December 2020. Prior to his roles with Dong-A ST, Mr. Kim was Head of International Legal Affairs for Dong-A Socio Holdings Co., Ltd., a Korean-based holdings company for the Dong-A Socio group of companies from 2012 to 2018. From April 2021 to December 2025, Mr. Kim served as a director of AnaPath Services GmbH, a private Swiss-based provider of scientific R&D services, and STP America Research Corp, a private New Jersey-based R&D company. Prior to joining Dong-A Socio Group, Mr. Kim served as legal counsel to SK Energy Co., Ltd. and SK Innovation Co., Ltd. from 2008 to 2011. Mr. Kim received his Bachelor of Law degree from Soongshil University in Korea, and obtained his Juris Doctor from Washington University School of Law. The Board believes that Mr. Kim’s experiences gained as General Counsel and Head of International Legal Affairs to an established pharmaceutical group of companies qualify him to serve as a director. In addition, his day-to-day leadership of MetaVia gives him critical insights into our operations, strategy and competition, and he facilitates the Board’s ability to perform its oversight function.

Mr. Andrew I. Koven has served as a member of the Board since July 2021, and Chair of the Board since January 2022. Mr. Koven previously served as Lead Independent Director of Kala Bio, Inc. (“Kala”) (Nasdaq: KALA), a public biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye, from December 2018 to January 2026. He was also a member of Kala’s board of directors from September 2017 to January 2026, during which time he served as Chair of Kala’s compensation committee and as a member of its audit committee. Mr. Koven was, until his retirement in January 2019, the President and Chief Business Officer of Aralez and served in that role with the company’s predecessor, Pozen Inc. (“Pozen”), commencing in June 2015. Prior to joining Pozen, Mr. Koven served as Executive Vice President, Chief Administrative Officer and General Counsel of Auxilium Pharmaceuticals Inc., a public specialty biopharmaceutical company, from February 2012 until January 2015, when it was acquired by Endo. Mr. Koven served as President and Chief Administrative Officer and a member of the board of directors of Neurologix, Inc. (“Neurologix”), a company focused on the development of multiple innovative gene therapy development programs, from September 2011 to November 2011. Before Neurologix, Mr. Koven served as Executive Vice President and Chief Administrative and Legal Officer of Inspire Pharmaceuticals, Inc., a public specialty pharmaceutical company, from July 2010 until May 2011 when it was acquired by Merck & Co., Inc. (NYSE: MRK). Previously, Mr. Koven served as Executive Vice President, General Counsel and Corporate Secretary of Sepracor Inc. (now Sunovion), a public specialty pharmaceutical company, from March 2007 until February 2010 when it was acquired by Dainippon Sumitomo Pharma Co., Ltd. Prior to joining Sepracor, Mr. Koven served as Executive Vice President, General Counsel and Corporate Secretary of Kos Pharmaceuticals, Inc., a public specialty pharmaceutical company, from August 2003 until its acquisition by Abbott Laboratories (now AbbVie) in December 2006. Mr. Koven began his career in the pharmaceutical industry first as an Assistant General Counsel and then as Associate General Counsel at Warner-Lambert Company from 1993 to 2000, followed by his role as Senior Vice President and General Counsel at Lavipharm Corporation from 2000 to 2003. From 1986 to 1992, he was a corporate associate at Cahill, Gordon & Reindel in New York. From 1992 to 1993, he served as Counsel, Corporate and Investment Division, at The Equitable Life Assurance Society of the U.S. Mr. Koven holds a Master of Laws (LL.M.) Degree from Columbia University School of Law and a Bachelor of Laws (LL.B.) Degree and B.A. Degree in Political Science from Dalhousie University. The Board believes that Mr. Koven’s extensive experience in the pharmaceutical industry qualifies him to serve as a director.

Mr. Mark A. Glickman has served as a member of the Board since May 2023. Mr. Glickman has also served as a member of the board of Otsuka Precision Health since March 2024. Since December 2023, Mr. Glickman has served as President and Chief Executive Officer of BioFlorida, Inc., an association representing life sciences and research organizations based in Florida. Previously, Mr. Glickman served as the Co-Chief Executive Officer for TherapeuticsMD, Inc. (“TXMD”) (Nasdaq: TXMD), a women’s healthcare product company, from September 2022 through the sale of the assets of TXMD, Inc. to Mayne Therapeutics (now Mayne Pharma Group Ltd) in January 2023. Mr. Glickman also served as Chief Business Officer, Commercial of TXMD, since June 2021 through the sale of assets of TXMD. Previously, Mr. Glickman served as the Chief Commercial Officer for Esperion Therapeutics, Inc. (Nasdaq: ESPR) from 2018 until December 2020, where he developed and led the commercial division in the launch of the company’s first cardiovascular prescription therapy. From June 2015 to March 2018, Mr. Glickman served as the Chief Commercial Officer for Aralez Pharmaceuticals, Inc. (“Aralez”), a public specialty pharmaceutical company, where he built out and led the first commercial effort for a previously clinical organization. Prior to June 2015, Mr. Glickman was Executive Vice President of Sales and Marketing for Auxilium Pharmaceuticals Inc., which was acquired by Endo International plc (“Endo”) in January 2015, where he led all commercial efforts for a portfolio of thirteen pharmaceutical products. Mr. Glickman’s previous positions include Senior Vice President of Sales and Marketing and Vice President of Medical Devices for Otsuka America Pharmaceuticals Inc. and Marketing Head, Regional Sales Director and Vice President of Sales and Operations at Kos Pharmaceuticals (Abbott Laboratories, now AbbVie Inc. (NYSE: ABBV)), where he expanded his skills in the commercial products area. Mr. Glickman received a Bachelor of Arts degree in Political Science from S.U.N.Y Oswego, and a Master of Business Administration in Finance and International Management from the N.Y.U. Stern School of Business. The Board believes that Mr. Glickman’s 30 years of experience in the pharmaceutical and medical device industry qualifies him to serve as a director.

Mr. Michael Salsbury has served as a member of the Board since December 2019. Since June 2025, Mr. Salsbury has served as Secretary and General Counsel of Current Health, Inc. (“Current Health”), a provider of remote care management services and products. Prior to his current role at Current Health, Mr. Salsbury served as Counsel to the company from May 2021 to August 2024. Current Health was acquired by Best Buy Co., Inc. (NYSE: BBY) in November 2021. From September 2017 to May 2022, Mr. Salsbury served as Counsel to Verisma Systems, Inc., a provider of cloud-based automated disclosure management systems; and from February 2013 to July 2017, he served as Secretary and General Counsel to Best Doctors, Inc., a provider of expert medical opinions. Best Doctors was acquired by Teladoc Health, Inc. (NYSE: TDOC) in July 2017. Mr. Salsbury has more than 25 years’ experience as a senior executive with public and private companies and at a private law practice. Mr. Salsbury received a J.D. and M.B.A. from the University of Virginia and a B.A. from Dartmouth College. The Board believes that Mr. Salsbury’s legal expertise and his experience serving as general counsel and secretary of a Fortune 100 corporation qualifies him to serve as a director.

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

Code of business conduct and ethics

Our Board has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive officers, as applicable. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our website. The full text of our code of conduct is posted on the investor relations section of our website at http://metaviatx.com under “Investors & News-Corporate Governance-Highlights.”

Insider Trading Policy

Our Board has adopted an Insider Trading Compliance Policy (“Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees and other specified persons. Our Insider Trading Policy is designed to promote compliance with insider trading laws by informing, educating and creating reasonable processes to prevent our directors, officers, employees and other specified persons from insider trading violations and the appearance of any related improper conduct. The policy prohibits the trading of our securities on the basis on material nonpublic information, establishes regular blackout periods when directors, executive officers and other specified persons are prohibited from trading in our securities, and requires legal compliance for any insider trading plans intended to rely on the affirmative defense against insider trading liability in accordance with Rule 10b5-1 under the Exchange Act. Additionally, the policy specifically prohibits all directors, officers, employees and other specified persons from speculative trading and hedging transactions involving our common stock, including short sales, transactions in put or call options, and other speculative transactions.

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

Item 11.Executive Compensation

Executive officer compensation

Summary compensation table for 2025 and 2024

The following table presents summary information regarding the total compensation for services rendered in all capacities that were earned by our named executive officers for 2025 and 2024.

		Salary	Bonus	Stock Awards	All Other Compensation (1)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Hyung Heon Kim, President and	2025	479,723	239,862	—	36,743	756,328
Chief Executive Officer	2024	460,125	220,163	—	36,116	716,404
Marshall H. Woodworth, Chief	2025	393,300	157,320	—	12,365	562,985
Financial Officer	2024	316,667	120,663	209,015	128,254	774,599

(1)	All Other Compensation for 2025 was related to health and welfare benefits paid by MetaVia.

Narrative disclosure to summary compensation table for 2025 and 2024

Agreements with our named executive officers

We entered into an employment agreement with Mr. Kim in connection with his appointment as our President and Chief Executive Officer in August 2023. In October 2023, Mr. Woodworth was appointed as the Acting Chief Financial Officer of MetaVia, pursuant to an engagement agreement with WhiteCap Search Holdings, LLC (“WhiteCap”). In March 2024, we entered into an employment agreement with Mr. Woodworth in connection with his appointment as Chief Financial Officer of MetaVia (the “Woodworth Employment Agreement”).

Hyung Heon Kim

We entered into an employment agreement with Mr. Kim in connection with his appointment as our Chief Executive Officer and President in August 2023 (the “Kim Employment Agreement”). Under the terms of Kim Employment Agreement, we agreed to provide Mr. Kim: (i) an annual base salary of $450,000, reviewed annually; (ii) an annual discretionary bonus targeted at 50% of his base salary, as determined in the sole discretion of the Board or committee thereof; (iii) the right to participate in the benefit programs and arrangements that we make available to our employees, including paid vacation and sick leave, contributory and non-contributory welfare and benefit plans, disability plans, and medical, death benefit and life insurance plans for which Mr. Kim is eligible under the terms of those plans; and (iv) a RSU award for 7,103 shares of our common stock pursuant to the terms of a RSU grant notice and form award agreement (the “Kim RSU Award”) under our Amended and Restated 2022 Equity Incentive Plan (the “2022 Plan”). The Kim RSU Award vested as to 50% of the shares underlying the Kim RSU Award on the first anniversary of Mr. Kim’s employment with MetaVia and, the remaining shares subject to the Kim RSU Award, vested and become exercisable in equal monthly installments on the last day of each full month over the twelve (12) months following the first anniversary of Mr. Kim’s employment with us.

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

In the event of a resignation by Mr. Kim for good reason or the exercise by MetaVia of its right to terminate Mr. Kim other than for cause, death or disability, Mr. Kim will receive the Kim Unconditional Entitlements and, subject to Mr. Kim signing and delivering to us and not revoking a general release of claims in favor of MetaVia and certain related parties, we shall pay a severance amount to Mr. Kim equal to fifty percent (50%) of Mr. Kim’s then-current base salary (the “Severance Amount”) and pay for Mr. Kim’s continued health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) for a period of six (6) months following Mr. Kim’s termination (the “Kim Conditional Benefits”).

In the event of a resignation by Mr. Kim for good reason, the exercise by MetaVia of its right to terminate Mr. Kim other than for cause, death or disability, in each case, within twelve (12) months following or three (3) months prior to the effective date of a change in control, Mr. Kim will receive the following: (i) the Kim Unconditional Entitlements and the Kim Conditional Benefits less the Severance Amount; (ii) an amount equal to the product of 1.0 times the sum of Mr. Kim’s annual base salary and target annual cash bonus, less the Non-Compete Amount (as defined in the Kim Employment Agreement), if applicable; and (iii) accelerated vesting of all equity awards that were assumed, continued or substituted by the surviving or acquiring corporation in the change in control and remain subject to time-based vesting conditions, if any.

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

Under the terms of Woodworth Employment Agreement, we agreed to provide Mr. Woodworth: (i) an annual base salary of $380,000, reviewed annually; (ii) an annual discretionary bonus targeted at 40% of his base salary, as determined in the sole discretion of the Board or committee thereof; (iii) the right to participate in the benefit programs and arrangements that we make available to our employees, including paid vacation and sick leave, contributory and non-contributory welfare and benefit plans, disability plans, and medical, death benefit and life insurance plans for which Mr. Woodworth is eligible under the terms of those plans; and (iv) a RSU award for 3,045 shares of our common stock pursuant to the terms of a RSU grant notice and form award agreement (the “Woodworth RSU Award”) under our 2022 Plan. The Woodworth RSU Award vests as follows: (i) 30% of the shares underlying the Woodworth RSU Award on the first anniversary of the grant; (ii) 30% of the shares underlying the Woodworth RSU Award on the second anniversary of the grant date; and (iii) the remaining shares subject to the Woodworth RSU Award, shall vest and become exercisable in equal monthly installments on the last day of each full month over the twelve (12) months following the first anniversary of grant date.

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

In the event of a resignation by Mr. Woodworth for good reason or the exercise by MetaVia of its right to terminate Mr. Woodworth other than for cause, death or disability, Mr. Woodworth will receive the Unconditional Entitlements and, subject to Mr. Woodworth signing and delivering to MetaVia and not revoking a general release of claims in favor of the MetaVia and certain related parties, we shall pay a severance amount to Mr. Woodworth equal to twenty-five percent (25%) of Mr. Woodworth’s then-current annual base salary and pay for Mr. Woodworth’s continued health insurance coverage under  COBRA for a period of three (3) months (the “Conditional Benefits”).

In the event of a resignation by Mr. Woodworth for good reason or the exercise by MetaVia of its right to terminate Mr. Woodworth other than for cause, death or disability, in each case, within twelve (12) months following or three (3) months prior to the effective date of a Change in Control, Mr. Woodworth will receive the following: (i) the Unconditional Entitlements and the Conditional Benefits less the Severance Amount; (ii) an amount equal to the product of 0.50 times the sum of Mr. Woodworth’s annual base salary and target annual cash bonus, less the Non-Compete Amount (as defined in the Woodworth Employment Agreement), if applicable; and (iii) accelerated vesting of all equity awards that were assumed, continued or substituted by the surviving or acquiring corporation in the Change in Control and remain subject to time-based vesting conditions, if any.

Outstanding Equity Awards at Fiscal Year-End 2025

The following table sets forth information regarding outstanding stock option and RSU awards held by our named executive officers as of December 31, 2025:

		Option Awards			Stock Awards
		Number of					Market
		Securities			Number of		Value of
		Underlying			Share of		Share of
		Unexercised	Option		Stock That		Stock That
		Options	Exercise	Option	Have		Have
		(Exercisable)	Price	Expiration	Not Vested		Not Vested (1)
Name	Grant Date	(#)	($)	Date	(#)		($)
Hyung Heon Kim	June 9, 2022	7	1,274.40	June 9, 2032	—		—
Marshall Woodworth	March 1, 2024	—	—	—	2,132	(2)	17,951

(1)	This column shows the market value of the unvested RSUs held by our named executive officers based on $8.42 per share, the closing price of our Common Stock on December 31, 2025 (the last trading day of 2025).
(2)	913 shares vested on March 1, 2026 and the remaining 1,219 shares will vest in twelve equal installments on the last day of each full month following March 1, 2026, subject to continuing service.

Policy on Timing of Option Grants

During 2025, we did not grant stock options to our executive officers, directors or employees. Our compensation committee has not established policies and practices regarding the timing of stock option grants in relation to the release of material nonpublic information and does not take material non-public information into account when determining the timing and terms of stock option awards to executive officers. We do not time the disclosure of material non-public information for the purpose of affecting the value of executive compensation.

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

The following table provides compensation information for 2025 for each non-employee member of the Board.

	Fees Earned
	or Paid	Stock
	in Cash (1)	Awards (2)	Total
Name	($)	($)	($)
D. Gordon Strickland	64,000	18,099	82,099
James P. Tursi	45,000	18,099	63,099
Jason L. Groves	45,000	18,099	63,099
Andrew I. Koven	94,000	18,099	112,099
Mark A. Glickman	55,000	18,099	73,099
Michael Salsbury	52,000	18,099	70,099

(1)	The amounts in this column represent the value of annual cash earned from retainers by directors serving on the Board and committees of the Board in 2025.

(2)

Amounts reported reflect the aggregate grant date fair value of 2,558 RSUs granted to each of our directors for service in 2025, whose grant date fair value was determined based on the closing sales price of our common stock as reported on Nasdaq on the date of grant. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

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

Initial grant: For each non-employee director who is first elected or appointed to the Board on or following the effective date of the Amended Non-Employee Director Compensation Policy, at the close of business on the date of such non-employee director’s initial election or appointment to the Board, such non-employee director will be automatically, and without further action by the Board or the compensation committee, granted an RSU award covering a number of RSUs equal to (a) $40,000 divided by (b) the average fair market value of a share of our common stock for the 30 consecutive market trading days ending on and including the last market trading day prior to the grant date of such RSU award, rounded down to the nearest whole unit (each, an “Initial Grant”). 50% of each Initial Grant will vest as of the date of grant and the remainder will vest in two equal installments on each subsequent anniversary of the date of grant, subject to the non-employee director’s continuous service on each vesting date.

Annual grant and prorated annual grant: At the close of business after the first annual meeting of our stockholders following the effective date of the Amended Non-Employee Director Compensation Policy and on the date of each subsequent annual meeting of our stockholders held following the initial annual meeting of stockholders (each, a “Company Annual Meeting”), each person who is then a non-employee director will be automatically, and without further action by the Board or the compensation committee, granted an RSU award covering a number of RSUs equal to (i) $20,000 divided by (ii) the average fair market value of a share of common stock for the 30 consecutive market trading days ending on and including the last market trading day prior to the grant date of such RSU award, rounded down to the nearest whole unit (each, an “Annual Grant”).

In addition, for each non-employee director who is first elected or appointed to the Board after the first Company Annual Meeting following the effective date on a date other than the date of our Annual Meeting, at the close of business on the thirtieth (30th) day following such non-employee director’s initial election or appointment to the Board, such non-employee director will be automatically, and without further action by the Board or the compensation committee, granted an RSU award covering a number of RSUs equal to (i) $20,000 divided by (ii) the average fair market value of a share of common stock for the 30 consecutive market trading days ending on and including the last market trading day prior to the grant date of such RSU award, multiplied by a fraction, the numerator of which equals 365 minus the total number of days, as of the grant date of such RSU award, that have occurred since the last Company Annual Meeting and the denominator of which equals 365, rounded down to the nearest whole unit (each, a “Prorated Annual Grant”).

Each Annual Grant and Prorated Annual Grant will vest in full on the earlier of the (i) one-year anniversary of the grant date of the Annual Grant or Prorated Annual Grant, as applicable, and (ii) date immediately prior to the date of the Company Annual Meeting following the grant date of such Annual Grant or Prorated Annual Grant, as applicable, subject to the non-employee director’s continuous service on the vesting date.

Retainer grant: Each non-employee director may elect to forego receiving payment of all (but not less than all) of the annual cash retainers described above that he is otherwise eligible to receive for the period during our fiscal year that the election applies commencing on the first day of such fiscal year (or if the non-employee director makes the election in our fiscal year that the election applies, on the first day of our fiscal quarter next following our fiscal quarter in which the election is made) and ending on the last day of such fiscal year and instead receive an RSU award (the “Retainer Grant”), provided such election is timely made and complies with certain other requirements specified in the Amended Non-Employee Director Compensation Policy. If a non-employee director timely makes the election described above in accordance with the Amended Non-Employee Director Compensation Policy, on the first day of our fiscal year that the election applies (or if the non-employee director makes the election in our fiscal year that the election applies, on the first day of fiscal quarter following our fiscal quarter in which the election is made), the non-employee director will be automatically granted a Retainer Grant covering a number of RSUs equal to the (i) aggregate amount of the annual cash retainers that the non-employee director is eligible to receive under the Amended Non-Employee Director Compensation Policy for the applicable period to which the election applies divided by (ii) average fair market value of a share of our common stock for the 30 consecutive market trading days ending on and including the last market trading day prior to the grant date of such Retainer Grant, rounded down to the nearest whole unit. Each Retainer Grant will vest in equal quarterly installments over the period commencing on the grant date of the Retainer Grant and ending on the last day of the fiscal year in which the Retainer Grant is granted, subject to the non-employee director’s continued service on each vesting date.

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

Change of Control; Death; Disability: Each RSU award held by a non-employee director that is granted under the Non-Employee Director Compensation Policy, including the awards described above, will fully vest upon such non-employee director’s death or disability (as defined in the 2022 Plan), or immediately prior to the consummation of a Change in Control (as defined in the 2022 Plan), in each case to extent such award is outstanding immediately prior to the occurrence of such event.

Non-employee director compensation limit: The aggregate value of all compensation granted or paid, to any non-employee director with respect to any of our fiscal year, including awards granted and cash fees paid by us to such non-employee director, will not exceed the limits set forth in the 2022 Plan, currently, (1) $750,000 in total value or (2) if such non-employee director first joins the Board during such fiscal year, $1,000,000 in total value.

All RSU awards shall be issued pursuant to the terms of our 2022 Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock, as of March 20, 2026 by:

●	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our common stock;
●	each of our named executive officers and directors; and
●	all of our executive officers and directors as a group.

The percentage ownership information shown in the table is based on an aggregate of 5,090,936 shares of common stock outstanding as of March 20, 2026. In addition, the rules provide for the inclusion of shares of our common stock issuable pursuant to the vesting and settlement of RSUs and the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of March 20, 2026. These shares of common stock are deemed to be outstanding and beneficially owned by the person holding those RSUs, options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

	Shares
	Beneficially
	Owned (1)	Percent (2)
Name of Beneficial Owner	(#)	(%)
Greater than 5% stockholders
Dong-A ST Co., Ltd. (3)	908,698	17.8%
Dong-A Socio Holdings Co., Ltd. (4)	857,874	16.9%
Directors and Named Executive Officers
Mark A. Glickman	885	*
Jason Groves (5)	1,623	*
Andrew I. Koven (6)	1,624	*
Hyung Heon Kim (7)	5,552	*
Michael Salsbury (5)	1,623	*
D. Gordon Strickland (8)	1,617	*
James P. Tursi, Director	824	*
Marshall H. Woodworth (9)	1,617	*
All current executive officers and directors as a group (8 persons)	15,365	*

*	Represents beneficial ownership of less than one percent.
(1)	Includes shares underlying (i) options that are exercisable and (ii) RSUs that are vested or will become vested, in each case, within 60 days of March 20, 2026.
(2)	Applicable percentage of ownership is based on 5,090,936 shares of common stock outstanding as of March 20, 2026, as adjusted for each stockholder.
(3)	Represents shares of common stock owned by Dong-A ST, a South Korean corporation, and its address is 64 Cheonho-daero, Dongdaemun-gu, Seoul, Republic of Korea.
(4)	Represents shares of common stock owned by Dong-A Holdings, a South Korean corporation, and its address is 64 Cheonho-daero, Dongdaemun-gu, Seoul, Republic of Korea.
(5)

Includes (i) 29 shares of common stock issuable upon exercise of outstanding options within 60 days of March 20, 2026, and (ii) 1,595 vested RSUs whose common stock issuance was deferred under the terms of the RSU award.

(6)

Includes (i) 29 shares of common stock issuable upon exercise of outstanding options within 60 days of March 20, 2026, and (ii) 707 vested RSUs whose common stock issuance was deferred under the terms of the RSU award.

(7)	Includes 7 shares of common stock issuable upon exercise of outstanding options within 60 days of March 20, 2026.
(8)	Includes 22 shares of common stock issuable upon exercise of outstanding options within 60 days of March 20, 2026.
(9)	Includes 101 RSUs that will vest within 60 days of March 20, 2026.

Securities authorized for issuance under equity compensation plans

The following table presents information as of December 31, 2025 with respect to compensation plans under which shares of our common stock may be issued.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(#)	($)	(#)
Equity compensation plans approved by security holders	35,988	4,240.22	167,471	(1)(2)
Equity compensation plans not approved by security holders	—	—	378	(3)
Total	35,988	4,240.22	167,849

(1)	The number of shares of common stock remaining available for future issuance represents shares available for issuance under the 2022 Plan.
(2)	The 2022 Plan provides that the number of shares that may be issued under the 2022 Plan shall be increased on the first day of each fiscal year by an amount equal to the lesser of (i) 10% of the Fully Diluted Shares (as defined in the 2022 Plan) on such date and (ii) such lesser amount as set by our Board prior to January 1st of the applicable year.
(3)	Our only equity compensation plan not approved by our security holders is our 2021 Inducement Plan. A total of 378 shares of our common stock has been reserved for issuance under the Inducement Plan, subject to adjustment for stock dividends, stock splits, or other changes in our common stock or capital structure. The Inducement Plan was approved by the compensation committee without stockholder approval pursuant to Nasdaq Stock Market Listing Rule 5635(c)(4), and is to be utilized exclusively for the grant of stock awards to individuals who were not previously an employee or non-employee director of MetaVia (or following a bona fide period of non-employment with MetaVia) as an inducement material to such individual’s entry into employment with MetaVia, within the meaning of Nasdaq Listing Rule 5635(c)(4). The 2021 Inducement Plan is administered by the Board. Stock awards under the Inducement Plan may only be granted by: (i) the compensation committee or (ii) another committee of the Board composed solely of at least two members of the Board who meet the requirements for independence under the Nasdaq Stock Market Listing Rules (the foregoing subsections (i) and (ii) are collectively referred to as the “Committee”). Under the 2021 Inducement Plan, the Committee may choose to grant (i) non-statutory stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) RSU awards, (v) performance stock awards, (vi) performance cash awards, and (vii) other stock awards to eligible recipients, with each grant to be evidenced by an award agreement setting forth the terms and conditions of the grant as determined by the compensation committee in accordance with the terms of the Inducement Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2024 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, nominees for director, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

2024 private placement

In June 2024, we entered into a Securities Purchase Agreement (the “2024 Securities Purchase Agreement”) with Dong-A and another institutional investor (the “2024 Private Placement”). Pursuant to the 2024 Securities Purchase Agreement, we issued to Dong-A 231,320 shares of our common stock, Series A Warrants to purchase up to 231,320 shares of our common stock (the “Series A Warrants”), and Series B Warrants to purchase up to 693,962 shares of our common stock (the “2024 Series B Warrants”) in a private placement pursuant to Section 4(a)(2) and Regulation D promulgated under the Securities Act. The Series A Warrants and the 2024 Series B Warrants have an exercise price of $43.23 per share and became exercisable as of

September 18, 2024, which is the effective date of stockholder approval received at the Company’s special meeting of stockholders for the issuance of the shares of common stock upon exercise of the Series A Warrants and the 2024 Series B Warrants. In connection with the 2024 Securities Purchase Agreement, Dong-A entered into a voting agreement, whereby it agreed to vote all shares of common stock that it or its affiliate beneficially owned with respect to any proposals presented to stockholders for approval on September 18, 2024. The Series A Warrants expired in June 2025, and the 2024 Series B Warrants will expire on the earlier of the five years anniversary of September 18, 2024 and within six months following the public announcement of MetaVia receiving positive Phase 1 Part 3 data readout for DA-1726.

In connection with the 2024 Private Placement, on June 23, 2024, we entered into a registration rights agreement with Dong-A and another institutional investor, pursuant to which, among other things, we were required to prepare and file with the SEC one or more registration statements to register for resale the shares of common stock sold in the 2024 Private Placement to Dong-A, as well as the shares issued to the other institutional investor in the 2024 Private Placement and in the registered direct offering (including the shares of common stock issuable upon exercise of the warrants issued in such offerings). On July 18, 2024, we filed a registration statement on Form S-1 to register such securities (the “Resale Registration Statement”). The Resale Registration Statement was declared effective by the SEC on July 24, 2024.

2025 private placement

In May 2025, we entered into the Securities Purchase Agreement with Dong-A ST and Dong-A Holdings (the “2025 Private Placement”). Pursuant to the Securities Purchase Agreement, we issued (i) 861,758 shares of common stock for a price of $7.81 per share (the “Shares”), and (ii) 418,651 pre-funded common stock purchase warrants to purchase up to 418,651 shares of common stock for a purchase price of $7.799 per pre-funded warrant (the “Private Placement Pre-Funded Warrants”), in a private placement pursuant to Section 4(a)(2) and Regulation D promulgated under the Securities Act. Each Private Placement Pre-Funded Warrant has an exercise price of $0.011 per share, and will be exercisable beginning on the effective date of receiving stockholder approval for the shares of common stock underlying the Private Placement Pre-Funded Warrants. Under the terms of the Private Placement Pre-Funded Warrants, we may not affect the exercise of any such Private Placement Pre-Funded Warrant, and a holder will not be entitled to exercise any portion of any Private Placement Pre-Funded Warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates, other persons acting or who could be deemed to be acting as a group together with the holder or any of the holder’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with the holder’s or any of the holder’s affiliates for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 19.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”), as such percentage ownership is calculated in accordance with Section 13(d) of the Exchange Act and the applicable regulations of the SEC. A holder may increase or decrease the Beneficial Ownership Limitation to a higher or lower percentage (not to exceed 19.99%), effective 61 days after written notice to us. Any such increase or decrease will apply only to that holder and not to any other holder of the Private Placement Pre-Funded Warrants.

In connection with the 2025 Private Placement, in May 2025, we entered into a registration rights agreement (the “Registration Rights Agreement”) with Dong-A ST and Dong-A Holdings, pursuant to which, among other things, we were required to prepare and file with the SEC one or more registration statements to register for resale the shares of common stock issued and underlying the Private Placement Pre-Funded Warrants that were sold in the 2025 Private Placement. The Registration Rights Agreement provides Dong-A ST and Dong-A Holdings with demand and piggyback registration rights, including the right to two long-form registration statements. In addition, we agreed to file, within 30 days following the receipt of stockholder approval, a registration statement to (i) register the Shares and Private Placement Pre-Funded Warrants sold in the 2025 Private Placement (the “Registrable Securities”); and (ii) to use commercially reasonable efforts to cause each registration statement to be declared effective under the Securities Act, as promptly as possible after the filing thereof, but in any event no later than the 60th day after the receipt of stockholder approval (or in case the SEC reviews the registration statement, the 90th date after receiving stockholder approval); provided that if were are notified that the registration statement is not being reviewed or is no longer subject to comment, we are required to make the registration statement effective by the fourth trading day after such date. We have agreed to use commercially reasonable efforts to keep such registration statement continuously effective under the Securities Act until the date that all Registrable Securities covered by such registration statement have been sold or are otherwise able to be sold pursuant to Rule 144. In July 2025, we filed a registration statement on Form S-3 to register such securities (the “July Resale Registration Statement”). The July Resale Registration Statement was declared effective by the SEC on July 10, 2025.

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

The Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board affirmatively determined that Mark A. Glickman, Jason Groves, Andrew I. Koven, Michael Salsbury, D. Gordon Strickland, and James P. Tursi, M.D., are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. The Board determined that Hyung Heon Kim, our Chief Executive Officer and President, who serves as a director, is not an “independent director” as defined under the applicable regulations of the SEC and the listing requirements and rules of Nasdaq. In making this determination, the Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances that the Board deemed relevant in determining each non-employee director’s independence, including the participation by our non-employee directors, or their affiliates, in certain financing transactions by us and the beneficial ownership of the common stock by each non-employee director. See “Certain Relationships and Related Transactions” and “Security Ownership of Certain Beneficial Owners and Management.”

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

The following table presents fees for professional audit services rendered by BDO for the audit of the annual financial statements for 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Audit fees	$704	$570
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$704	$570

Audit fees consist of fees billed for services relating to the audit of our annual financial statement and review of our quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements, comfort letters, reports on an issuer’s internal controls, and review of documents to be filed with the SEC (e.g., periodic filings, registration statements, and company responses to SEC comment letters).

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

3.1

Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 10, 2016).

3.2

Certificate of Amendment (Reverse Stock Split) to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 31, 2019).

3.3

Certificate of Amendment (Name Change) to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 31, 2019).

3.4

Certificate of Amendment (Reverse Stock Split) to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 12, 2022).

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

3.7

Certificate of Amendment (Reverse Stock Split) to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 2, 2025).

3.8	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2024).
3.9

Certificate of Designation of Preferences, Rights and Limitations, filed with the Delaware Secretary of State on November 4, 2022, with respect to the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2022).

3.10

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

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 21, 2021).
4.3	Form of Series B Warrant to purchase shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2022).
4.4

Warrant Agency Agreement, dated as of November 8, 2022, by and between the Registrant and American Stock Transfer and Trust Company LLC (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2022).

4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 25, 2024).
4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 25, 2024).
4.7*	Description of Securities.
4.8

Form of Warrant Agency Agreement, by and between the Registrant and Equiniti Trust Company, LLC. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 16, 2026).

4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 16, 2026).
4.10	Form of Series C Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 16, 2026).
4.11	Form of Series D Common Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 16, 2026).
10.1#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 20, 2025).
10.2

Lease Agreement, dated as of August 23, 2023, by and between Alewife Properties LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2023).

10.3*	First Extension to Lease, dated as of November 26, 2025, by and between Alewife Properties LLC and the Registrant.
10.4#

Employment Agreement entered into on August 11, 2023 by and between the Registrant and Hyung Heon Kim (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 14, 2023).

10.5#

Employment Agreement entered into on March 1, 2024 by and between the Registrant and Marshall H. Woodworth (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).

10.6#

Amended and Restated 2021 Inducement Plan of the Registrant and form of award agreements (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 20, 2025).

10.7#

Amended and Restated 2022 Equity Incentive Plan of the Registrant and form of award agreements (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 20, 2025).

10.8#

Amended and Restated Non-Employee Director Compensation Policy, dated May 7, 2024, as amended November 29, 2024 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 20, 2025).

10.9

License Agreement, dated September 14, 2022, by and between Dong-A ST Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 14, 2022).

10.10

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

10.13+

Amended and Restated License Agreement, effective as of August 2, 2018, by and between the Registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 6, 2018).

10.14+++

License and Collaboration Agreement, dated as of July 23, 2019, by and between the Registrant and Beijing SL Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2019).

10.15++

Contingent Value Rights Agreement, dated as of December 30, 2019, by and among the Registrant, Grand Rapids Holders Representative, LLC, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 31, 2019).

10.16

First Amendment to Contingent Value Rights Agreement, dated as of December 30, 2019, by and among the Registrant, Grand Rapids Holders Representative, LLC, Computershare Inc. and Computershare Trust Company, N.A., dated as of March 23, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 24, 2021).

10.17

Form of Registration Rights Agreement, dated as of June 23, 2024, by and among the Registrant and the Purchasers identified in the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 25, 2024).

10.18

Registration Rights Agreement, dated as of May 8, 2025, by and among the Registrant and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 14, 2025).

10.19

At The Market Offering Agreement, dated as of November 6, 2025, by and between the Registrant and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2025).

19.1	Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 20, 2025).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 20, 2025).
23.1*	Consent of Independent Registered Public Accounting Firm (BDO USA, P.C.).
24.1*	Power of Attorney (reference is made to the signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

Policy for the Recovery of Erroneously Awarded Compensation, dated November 3, 2023, as amended on November 29, 2024 (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 20, 2025).

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

Item 16.Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2026.

MetaVia Inc.

/s/ Hyung Heon Kim
Hyung Heon Kim
President and Chief Executive Officer

/s/ Marshall H. Woodworth
Marshall H. Woodworth
Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hyung Heon Kim and Marshall H. Woodworth, and each of them, as his true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report and to file the same, with any exhibits thereto and other documents in connection therewith, with the SEC, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities indicated on March 26, 2026.

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

MetaVia Inc.

Cambridge, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MetaVia Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial Accrued Liabilities

As seen in the balance sheet and as described in Note 1 to the consolidated financial statements, the Company’s clinical trial accrued liabilities balances were approximately $0.1 million at December 31, 2025. This accrual includes liabilities for expenses associated with particular activities performed by contract research organizations, investigative sites in connection with clinical trials and contract manufacturing organizations. Expenses incurred for certain research and development activities are recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to the Company by its vendors on actual activities completed or costs incurred.

We identified the determination of the clinical trial accrued liabilities as a critical audit matter. When estimating clinical trial accrued liabilities, the Company considered several factors including clinical trial budgets, contract amendments, the progress toward completion and payments made to vendors. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address the critical audit matter included:

●	For certain contract research organizations, inspecting, on a sample basis, invoices received from and payments made to such organizations in the development of the clinical trial accruals.
●	For certain clinical trial studies, assessing the Company's estimates of the activities completed to date through (i) inspection of original contract terms, change orders and the expected timeline for the related study, (ii) discussion of the current status of the clinical trials with certain members of management and project teams (iii) confirmation of patient enrollment information and cost incurred with vendors (iv) evaluation of the payments made and the invoices received after December 31, 2025 for proper application in the determination of the accruals.
●	Testing the completeness of the Company’s clinical trial accruals by reviewing i) the Company’s press releases and public databases that track clinical trials and ii) board of directors’ materials regarding the status of clinical trials.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2019.

Boston, Massachusetts
March 26, 2026

MetaVia Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$10,278	$16,017
Prepaid expenses and other current assets	597	55
Total current assets	10,875	16,072
Property and equipment, net	17	34
Right-of-use asset	210	133
Other assets	21	21
Total assets	$11,123	$16,260
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,060	$3,879
Clinical trial accrued liabilities	79	1,696
Accrued expenses and other current liabilities	993	785
Warrant liabilities	136	361
Related party payable	3,312	1,472
Lease liability, short-term	68	78
Total current liabilities	5,648	8,271
Lease liability, long-term	142	58
Total liabilities	5,790	8,329
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized as of December 31, 2025 and 2024; 2,308,294 and 785,194 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2	1
Additional paid–in capital	154,161	143,787
Accumulated deficit	(148,830)	(135,857)
Total stockholders’ equity	5,333	7,931
Total liabilities and stockholders’ equity	$11,123	$16,260

The accompanying notes are an integral part of these consolidated financial statements.

MetaVia Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses
Research and development	$6,802	$21,553
General and administrative	6,906	7,256
Total operating expenses	13,708	28,809
Loss from operations	(13,708)	(28,809)
Other income
Gain from change in fair value of warrant liabilities	225	297
Interest income, net	510	920
Total other income	735	1,217
Loss before income taxes	(12,973)	(27,592)
Provision for income taxes	—	—
Net loss	(12,973)	(27,592)
Loss per share of common stock, basic and diluted	$(7.35)	$(39.13)
Weighted average shares of common stock, basic and diluted	1,766,026	705,193

The accompanying notes are an integral part of these consolidated financial statements.

MetaVia Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
As of January 1, 2024	446,000	$1	$124,949	$(108,265)	$16,685
Issuance of common stock and warrants under the securities purchase agreements, net of issuance costs of $1,960	300,717	—	18,038	—	18,038
Issuance of placement agent warrants	—	—	309	—	309
Issuance of stock from exercise of warrants	31,925	—	1	—	1
Issuance of stock for vested restricted stock units, net of shares withheld for withholding taxes	6,552	—	(48)	—	(48)
Stock-based compensation	—	—	538	—	538
Net loss	—	—	—	(27,592)	(27,592)
As of December 31, 2024	785,194	$1	$143,787	$(135,857)	$7,931
Issuance of common stock and warrants under the securities purchase agreements from a private placement offering, net of issuance costs of $887	861,759	1	9,108	—	9,109
Issuance of stock for exercise of warrants	548,651	—	6	—	6
Issuance of common stock under an at the market offering agreement, net of issuance costs of $351	106,788	—	861	—	861
Issuance of stock for vested restricted stock units	5,902	—	(12)	—	(12)
Stock-based compensation	—	—	411	—	411
Net loss	—	—	—	(12,973)	(12,973)
As of December 31, 2025	2,308,294	$2	$154,161	$(148,830)	$5,333

The accompanying notes are an integral part of these consolidated financial statements.

MetaVia Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Operating activities
Net loss	$(12,973)	$(27,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	411	538
Non-cash lease (credit) charge	(3)	4
Depreciation	19	20
Gain from change in fair value of warrant liabilities	(225)	(297)
Change in operating assets and liabilities
Prepaid expenses and other assets	(542)	20
Accounts payable	(2,819)	3,058
Accrued and other liabilities	431	(461)
Net cash used in operating activities	(15,701)	(24,710)
Investing activities
Purchases of property and equipment	(2)	(8)
Net cash used in investing activities	(2)	(8)
Financing activities
Proceeds from the issuance of common stock and warrants under the securities purchase agreements from a private placement offering	9,996	19,998
Payment of issuance costs in connection with the sale of common stock and warrants under the securities purchase agreements from a private placement offering	(887)	(1,651)
Proceeds from the issuance of common stock under an at the market offering agreement	1,212	—
Payment of issuance costs in connection with the sale of common stock under an at the market offering agreement	(351)	—
Proceeds from exercise of warrants	6	1
Payment of employee withholding taxes related to shares withheld from issuance for vested restricted stock units	(12)	(48)
Net cash provided by financing activities	9,964	18,300
Net decrease in cash and cash equivalents	(5,739)	(6,418)
Cash and cash equivalents at beginning of period	16,017	22,435
Cash and cash equivalents at end of period	$10,278	$16,017

Supplemental non-cash investing and financing transactions:
Fair value of warrants issued to placement agent	$—	$309
Right-of-use assets obtained in exchange for operating lease liabilities	$152	$—

The accompanying notes are an integral part of these consolidated financial statements.

MetaVia Inc.

Notes to Consolidated Financial Statements

1. Business, basis of presentation, new accounting standards and summary of significant accounting policies

General

MetaVia Inc. (the “Company”), a Delaware corporation, and its subsidiaries are referred to collectively in these notes to the financial statements of the Company as “MetaVia,” “we,” “our” and “us.” We are a clinical-stage biotechnology company focused primarily on developing novel pharmaceuticals to treat cardiometabolic diseases. We have two programs, vanoglipel (DA-1241) and DA-1726, focused primarily on the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) and obesity.

While we focus our financial resources and management’s attention on the development of vanoglipel (DA-1241) and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases which we are not planning to advance development on and have, or continue to consider for, out-licensing and divestiture opportunities. In July 2024, we entered into an exclusive out-license agreement with MThera Pharma Co., LTD. (“MThera”) to provide MThera with the rights to one of our legacy therapeutic program, NB-01, for the treatment of painful diabetic neuropathy.

Our operations consisted principally of performing research and development (“R&D”) activities, which include preclinical development and clinical trials, and raising capital. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved.

Common stock reverse stock split

In December 2025, we completed a one-for-eleven reverse stock split of our common stock (the “Reverse Stock Split”). As a result, every eleven shares of our issued and outstanding common stock were combined, converted and changed into one share of our common stock. Any fraction of a share of our common stock that was created as a result of the Reverse Stock Split was rounded down to the next whole share and the stockholder received cash equal to the market value of the fractional share, determined by multiplying such fraction by the closing sales price of our common stock as reported on Nasdaq Capital Market LLC (“Nasdaq”) on the last trading day before the Reverse Stock Split. The Reverse Stock Split was approved by our stockholders at the annual meeting of stockholders in June 2025. At the annual meeting, the stockholders approved a proposal to amend our certificate of incorporation to affect a reverse split of our outstanding common stock at a ratio in the range of one-for-five to one-for-thirty to be determined at the discretion of our Board of Directors (“Board”). In November 2025, our Board approved the Reverse Stock Split.

The Reverse Stock Split did not impact the number of authorized shares of common stock, which remains at 100,000,000 shares. For the Reverse Stock Split, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of our common stock, the number of shares issuable upon vesting of restricted stock units (“RSUs”) and the number of shares reserved for issuance pursuant to our equity incentive compensation plans.

In the accompanying consolidated financial statements and these notes to the consolidated financial statements, the number of shares of common stock and per share data have been adjusted to give effect to the Reverse Stock Split for all periods presented. Additionally, since the common stock par value was unchanged, the amounts for common stock and additional paid-in capital have been adjusted to give effect to the Reverse Stock Split for all periods presented.

Going concern

As reflected in the consolidated financial statements, we had $10.3 million in cash as of December 31, 2025. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $148.8 million as of December 31, 2025. We have incurred a net loss of $13.0 million and net cash used in operating activities of $15.7 million for 2025. Due in large part to ongoing clinical trials, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these consolidated financial statements.

We plan to continue to fund our operations through equity offerings, debt financing, the exercise of existing warrants, or other sources, potentially including collaborations, out-licensing and other similar arrangements. However, there can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all, or that the warrants issued in previously consummated offerings will be exercised. To the extent that we can raise additional funds by issuing equity securities or in the event our existing warrants are exercised, our stockholders may experience significant dilution. Any debt financing, if available,

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, we may slow down or stop our ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on the Company.

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

A.Basis of presentation

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our fiscal year-end is December 31st for each year presented. All significant intercompany accounts and transactions have been eliminated in the preparation of the financial statements.

B.New accounting standards

Adoption of new accounting standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to improve the transparency of income tax disclosures by amending the required rate reconciliation disclosures as well as requiring disclosure of income taxes paid disaggregated by jurisdiction. As amended, the rate reconciliation disclosure will be required to be presented in both percentages and reporting currency amounts, with consistent categories and greater disaggregation of information. This ASU also includes amendments intended to improve the effectiveness of income tax disclosures and eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. This ASU is effective for annual periods beginning after December 15, 2024. We adopted ASU 2023-09 in 2025, and applied the new disclosure requirements retrospectively. Accordingly, prior period disclosures have been adjusted to reflect the new disclosure requirements, see Note 9. Income taxes for additional information.

Accounting standards issued but not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to the consolidated financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to the consolidated financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting period beginning after December 15, 2027. Early adoption is permitted. We continue to evaluate the impact of adopting this ASU to our notes to the consolidated financial statements and processes.

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

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

D.Cash and cash equivalents

We maintain cash and cash equivalents at a financial institution that at times may exceed the Federal Deposit Insurance Corporation insured limits of $0.25 million per bank. To date, we have not experienced any losses related to these funds. Our cash equivalents consist principally of bank money market accounts and these securities are carried at cost, which approximates market value.

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

I.Segment reporting

We manage and operate as one reportable segment, which is principally the business of development of pharmaceutical products, with one geographic location in the U.S. We do not operate separate lines of business with respect to each pharmaceutical product being studied. Our Chief Operating Decision Maker (“CODM”) is our chief executive officer. The CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources. The measure of performance used by the CODM to assess segment performance is reported on the consolidated statements of operations as loss from operations and net loss. Since the Company only has one reportable segment, our CODM does not need to decide on how to allocate resources between segments. The measure of segment assets is reported on the consolidated balance sheets as total assets.

J.Research and development costs

R&D expenditures for pre-clinical and clinical development, including upfront licensing fees and milestone payments associated with products that have not yet been approved by the United States Food and Drug Administration, are charged to R&D expense as incurred. These expenses consist of costs incurred in performing development activities, including salaries and benefits, equity-based compensation expense, preclinical expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses.

Expenses incurred for certain R&D activities, including expenses associated with particular activities performed by contract research organizations, investigative sites in connection with clinical trials and contract manufacturing organizations, are

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to us by our vendors on actual activities completed or costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of expense recognition. Expenses for R&D activities incurred that have yet to be invoiced by the vendors that perform the related activities are reflected as clinical trial accrued liabilities in the accompanying consolidated financial statements. Advance payments, if any, for goods or services to be received in the future for R&D activities are deferred and capitalized as prepaid expenses and other current assets in the accompanying consolidated balance sheets. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

K.General and administrative expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries and stock-based compensation costs, for personnel in functions not directly associated with R&D activities. Other significant costs include legal fees related to intellectual property and corporate matters and professional fees for accounting and other services.

L.Patent costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are included in general and administrative expenses.

M.Stock-based compensation

Compensation costs related to equity instruments granted are recognized at the grant date fair value, which is amortized as compensation expense on a straight-line basis over the requisite service period (generally, the vesting period) for both graded and cliff vesting awards. We have elected to account for forfeitures as they occur.

N.Income taxes

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

Regular assessments are made on the likelihood that our deferred tax assets will be recovered from our future taxable income. Our evaluation is based on estimates, assumptions, and includes an analysis of available positive and negative evidence, giving weight based on the evidence’s relative objectivity. Sources of positive evidence include estimates of future taxable income, future reversal of existing taxable temporary differences, taxable income in carryback years, and available tax planning strategies. Sources of negative evidence include current and cumulative losses in recent years, losses expected in future years, any history of operating losses or tax credit carryforwards expiring unused, and unsettled circumstances that, if unfavorably resolved, would adversely affect future profit levels.

The remaining carrying value of our deferred tax assets, after recording the valuation allowance on our deferred tax assets, is based on our present belief that it is more likely than not that we will be able to generate sufficient future taxable income to utilize such deferred tax assets. The amount of the remaining deferred tax assets considered recoverable could be adjusted if our estimates of future taxable income during the carryforward period change favorably or unfavorably. To the extent we believe that it is more likely than not that some or all the remaining deferred tax assets will not be realized, we establish a valuation allowance against those deferred tax assets, resulting in additional income tax expense in the period such determination is made. To the extent a valuation allowance currently exists, we will continue to monitor all positive and negative evidence until we believe it is more likely than not that it is no longer necessary, resulting in an income tax benefit in the period such determination is made.

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

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

O.Foreign currency translation

Certain transactions are settled in foreign currency and are thus translated to U.S. dollars at the rate of exchange in effect at the end of each month. Gains and losses resulting from the translation are included in other income or expense in the accompanying consolidated statements of operations.

P.Loss per share of common stock

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

Q.Concentrations

Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist of cash. As of December 31, 2025, our cash is held by one financial institution in the U.S., and we believe that the financial institution is financially sound. Accordingly, minimal credit risk exists with the financial institution.

Supplier Risk

In 2022, we entered into an exclusive license agreement (the “2022 License Agreement”) with Dong-A ST Co., Ltd. (“Dong-A ST”), a related party, which requires Dong-A ST to be the sole manufacturer for the production of vanoglipel (DA-1241) and DA-1726. If any issues arise in the manufacturing and we are unable to arrange for alternative third-party manufacturing sources, or unable to find an alternative third party capable of reproducing the existing manufacturing method or unable to do so on commercially reasonable terms or in a timely manner, we may not be able to complete the development of vanoglipel (DA-1241) or DA-1726.

R.Loss contingencies

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

2. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2025	2024
Insurance	$7	$5
Deposits	32	16
Deferred equity offering costs	511	—
Other prepaid expenses	47	34
Total	$597	$55

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

3. Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2025	2024
Office equipment	$90	$88
Less accumulated depreciation	(73)	(54)
Property and equipment, net	$17	$34

We recorded depreciation expense of $19 thousand and $20 thousand for 2025 and 2024, respectively, which was included in general and administrative operating expenses in the accompanying consolidated statements of operations.

4. Current liabilities

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Employee related costs	$829	$713
Professional service fees	15	17
Other	149	55
Total	$993	$785

Warrant liabilities

Changes to our warrant liabilities are summarized as follows (in thousands):

Total
As of January 1, 2024	$658
Gain from change in fair value of warrant liabilities	(297)
As of December 31, 2024	361
Gain from change in fair value of warrant liabilities	(225)
As of December 31, 2025	$136

Our warrant liabilities relate to the 2022 Series B warrants issued in November 2022. These warrants are considered to be derivative instruments; accordingly, we recorded their estimated fair value as warrant liabilities. We estimated the fair value of these warrants using the trading market price of our common stock due to a cashless exercise provision of these warrants whereby eight warrants can be exercised for one share of common stock for no additional consideration, which results in the warrant exercise price to be zero.

5.Related party

License agreement with Dong-A ST for vanoglipel (DA-1241) and DA-1726

We entered into a license agreement with Dong-A ST pursuant to which we received an exclusive global license (except for the territory of the Republic of Korea) for two proprietary compounds for specified indications (the “2022 License Agreement”) upon meeting certain financing milestones. The 2022 License Agreement covers the rights to vanoglipel (DA-1241) for treatment of MASH and DA-1726 for treatment of obesity and MASH. The 2022 License Agreement also provides that we may develop vanoglipel (DA-1241) for the treatment of type 2 diabetes mellitus.

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

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

Under the terms of the 2022 License Agreement, Dong-A ST will be eligible to receive (i) regulatory milestone payments of up to $178.0 million for DA-1726 and $138.0 million for vanoglipel (DA-1241), dependent upon the achievement of specific regulatory developments; (ii) commercial-based milestone payments, dependent upon the achievement of specific commercial developments; and (iii) single digit royalties on net sales received by us from the commercial sale of products covering vanoglipel (DA-1241) or DA-1726. The term of the 2022 License Agreement continues on a product-by-product and country-by country basis until the later of (i) the fifth anniversary of the first commercial sale of such product in such country, (ii) the expiration or termination of the last valid patent claim that covers a product in such country and (iii) the loss of regulatory exclusivity for such product in such jurisdiction. Either Dong-A ST or MetaVia may terminate the 2022 License Agreement (i) if the other party is in material breach of the agreement and has not cured or started to cure the breach within 60 days of notice of such breach; provided that if the breach cannot be cured within the 60-day period and the breaching party started to remedy the breach, if such breach is not cured within 90 days of receipt of written notice, or (ii) if the other party is subject to a bankruptcy or insolvency event (subject to a 30-day cure period in the case of a petition for bankruptcy).

As of December 31, 2025, there were no potential milestones under the 2022 License Agreement that were yet considered probable; therefore, no liabilities were recorded.

As of December 31, 2025, Dong-A ST and Dong-A Socio Holdings Co. Ltd. (“Dong-A Holdings”), an affiliate company of Dong-A ST, owns approximately 39% and 37%, respectively, of our outstanding common stock.

Shared services agreement with Dong-A ST

In conjunction with the 2022 License Agreement, we entered into the Shared Services Agreement with Dong-A ST, relating to vanoglipel (DA-1241) and DA-1726. The Shared Services Agreement provides that Dong-A ST may provide technical support, preclinical development, and clinical trial support services on terms and conditions acceptable to both parties. In addition, the Shared Services Agreement provides that Dong-A ST will manufacture all of our clinical requirements of vanoglipel (DA-1241) and DA-1726 under the terms provided in the Shared Services Agreement.

Either party may terminate the Shared Services Agreement for the other party’s material breach that is not cured within 30 days of notice. Dong-A ST may also terminate the Shared Services Agreement in part on a service-by-service or product-by-product basis upon a breach by us which is not cured within 30 days.

We incurred R&D expenses of $3.4 million and $4.9 million for 2025 and 2024, respectively, under the Shared Services Agreement, which are included in operating expenses: research and development in the accompanying consolidated statement of operations. The aggregate payable to Dong-A ST was $3.3 million and $1.5 million as of December 31, 2025 and 2024, respectively, under the Shared Services Agreement, which is included in related party payable in the accompanying consolidated balance sheets. Of the total amount payable to Dong-A ST as of December 31, 2025, (i) $2.0 million is payable in accordance with an invoice with extended terms in which $650 thousand will be paid on March 31, 2026 and June 30, 2026 and $716 thousand will be paid on September 30, 2026, (ii) $29 thousand is payable in accrued interest based on a fixed interest rate of 4.6% per annum, and (iii) $1.3 million is payable in clinical trial accrued liabilities.

6. Commitments and contingencies

Operating lease

In August 2023, we entered into a non-cancelable operating lease for our corporate headquarters in Cambridge, Massachusetts. The initial lease term is for three years with an option, which was exercised in November 2025, to renew for an additional two-year term. The lease commenced in September 2023 and expires in August 2028. We recorded lease rental expenses and made lease cash payments of $0.1 million for 2025 and 2024.

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2025 (in thousands):

Operating
Lease
2026	$92
2027	94
2028	64
Total lease payments	250
Less effect of discounting	(40)
Total	210
Short-term portion	68
Long-term portion	$142

As of December 31, 2025 and 2024, our lease liability, which represents the net present value of future lease payments, was calculated utilizing a discount rate of 11%, which corresponds to our estimated incremental borrowing rate.

Contingent payments and license agreements

We have certain contractual contingent payments under various merger or license agreements executed between 2019 and 2020 for our legacy therapeutic programs. Since we have discontinued the clinical development of our legacy therapeutic programs, we believe any contractual payments to be paid by us or to be received by us under these agreements are remote. Therefore, as of December 31, 2025, no liabilities or assets were recorded in the accompanying consolidated financial statements for our legacy therapeutic programs.

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

Employee benefit plan

We adopted a 401(k) defined contribution plan in November 2018, which became effective in January 2019, for all employees over age 21. Employees can defer up to 90% of their compensation through payroll withholdings into the plan subject to federal law limits. Discretionary employer matches vest over a six-year period beginning on the second anniversary of an employee’s date of hire. Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. No matching contributions were made for 2025 and 2024.

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

7.Stockholders’ equity

Common stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock when outstanding. The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Common stockholders are entitled to receive dividends at the sole discretion of our Board. There have been no dividends declared on common stock to date as of December 31, 2025. In the event of any liquidation, dissolution, or winding-up of MetaVia, the holders of common stock shall be entitled to share in the remaining assets of MetaVia available for distribution post preferential distributions made to any holders of our preferred stock.

2025 Offering

Private placement

In May 2025, we closed on a private placement offering with Dong-A ST and Dong-A Holdings, and received net proceeds of $9.1 million, net of placement agent cash fees of $0.4 million and related offering expenses of $0.5 million. The private placement offering was comprised of (i) 861,758 shares of our common stock for a purchase price of $7.81 per share, and (ii) 418,651 pre-funded warrants to purchase up to an equivalent number of shares of our common stock for a purchase price of $7.799 per pre-funded warrant.

Each pre-funded warrant had an exercise price of $0.011 per share, and was exercisable beginning on June 30, 2025, which was the effective date of receiving stockholder approval for the issuance of the shares of common stock underlying the pre-funded warrants. Thereafter, on the same date, all pre-funded warrants were exercised for an equivalent number of shares of our common stock.

At the market offering

In November 2025, we entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with Ladenburg Thalmann & Co. Inc., as sales agent and/or principal (“Ladenburg”), pursuant to which we may offer and sell, from time to time through or to Ladenburg, shares of our common stock having an aggregate offering price of up to $2.3 million (the “ATM Program”). The offer and sale of the shares of common stock pursuant to the ATM Program is made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-278646) filed with the SEC on April 12, 2024, and declared effective by the SEC on April 23, 2024, as supplemented by a prospectus supplement to be filed with the SEC on November 6, 2025 pursuant to Rule 424(b) under the Securities Act.

Pursuant to the ATM Sales Agreement, Ladenburg may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. We are not obligated to make any sales of the Shares under the ATM Sales Agreement. The offering of Shares pursuant to the ATM Sales Agreement will terminate upon the termination of the ATM Sales Agreement by Ladenburg or us, as permitted therein. We are obligated to pay Ladenburg an aggregate sales agent commission of 3.0% of the gross sales price of the Shares sold pursuant to the ATM Sales Agreement. We will also reimburse Ladenburg for certain specified expenses in connection with entering into the ATM Sales Agreement, which contains customary representations and warranties and conditions to the placements of the Shares pursuant thereto.

In November 2025, we sold 106,788 shares of common stock under the ATM Program and received net proceeds of $0.9 million, net of sales agent commission and related offering expenses. As of December 31, 2025, we have $1.1 million remaining under the ATM Program in which we may offer and sell shares of our common stock.

2024 Offering

Securities purchase agreements

In June 2024, we entered into and closed on two securities purchase agreements (the “Offering”) with an institutional investor and Dong-A ST, and received aggregate gross proceeds of $20.0 million, of which $10.0 million was received from Dong-A ST. The net proceeds received was $18.3 million, net of placement agent cash fees of $0.7 million and related offering expenses of $1.0 million. The Offering was comprised of (i) 300,707 shares of common stock at a purchase price of $43.23 per share, (ii) pre-funded warrants to purchase up to 161,924 shares of common stock at a purchase price of $43.219 per warrant, (iii) Series A warrants to purchase 462,640 shares of common stock, and (iv) Series B warrants to purchase up to 693,962 shares of

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

common stock. Collectively, the Series A and Series B warrants are referred to as “PIPE Common Warrants.” Of the total shares of common stock issued in the Offering, 69,396 shares were sold to an institutional investor.

The pre-funded warrants have an exercise price of $0.011 per share and are immediately exercisable and are considered to be perpetual warrants without any expiration date. In the second quarter of 2025, all of the pre-funded warrants were exercised for an equivalent number of shares of our common stock. The PIPE Common Warrants have an exercise price of $43.23 per share and are exercisable as of September 18, 2024, which is the effective date of the stockholder approval received at the Special Meeting of Stockholders for the issuance of the shares upon exercise of the warrants.

The Series A warrants were exercisable at any time from September 18, 2024 and expired unexercised in June 2025. The Series B warrants were exercisable at any time from September 18, 2024 and expire on the earlier of September 18, 2029 and the six month anniversary following the date on which we publicly announce receiving positive Phase 1, Part 3 data for DA-1726. Based on the terms of the PIPE Common Warrants, we have concluded that the accounting classification of the PIPE Common Warrants is to be stockholders’ equity.

Under the terms of the pre-funded warrants and the PIPE Common Warrants issued to the institutional investor, we may not affect the exercise of any such pre-funded warrants or PIPE Common Warrants, and the holder will not be entitled to exercise any portion of any pre-funded warrants or PIPE Common Warrants, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates, other persons acting or who could be deemed to be acting as a group together with the holder or any of the holder’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with the holder’s or any of the holder’s affiliates) would exceed 9.99% (in the case of the pre-funded warrants) or 4.99% (in the case of the PIPE Common Warrants) of the number of shares of our outstanding common stock immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”), as such percentage ownership is calculated in accordance with Section 13(d) of the Exchange Act and the applicable regulations of the SEC. A holder of the pre-funded warrants or PIPE Common Warrants that were issued to the institutional investor may increase or decrease the Beneficial Ownership Limitation to a higher or lower percentage (not to exceed 9.99%), effective 61 days after written notice to us. Any such increase or decrease will apply only to that holder and not to any other holder of the pre-funded Warrants or PIPE Common Warrants.

Placement agent

We paid the placement agent a cash fee equal to 7.0% of the gross proceeds of the Offering received from a certain institutional investor and $0.1 million for non-accountable expenses and clearing costs. In addition, we issued warrants to the placement agent’s designees (“Placement Agent Warrants”) to purchase up to 11,564 shares of common stock (which represents 5% of the sum of the shares of common stock and pre-funded Warrants sold to the institutional investor in the Offering) at an exercise price of $54.0375 per share (which represents a premium of 125% of the offering price per share of common stock in the Offering). The Placement Agent Warrants are exercisable at any time from September 18, 2024 and expire in July 2026. The grant date fair value of the Placement Agent Warrants was $0.3 million, which represents a non-cash issuance cost. The weighted average grant date fair value per share of these Placement Agent Warrants was $30.03, which was determined using the Black-Scholes option pricing model. Based on the terms of the Placement Agreement Warrants, we have concluded that the accounting classification of the Placement Agent Warrants is stockholders’ equity in the accompanying consolidated balance sheets.

Upon the exercise for cash of any PIPE Common Warrants issued to a certain institutional investor, we shall pay the placement agent (i) a cash fee of 7.0% of the aggregate gross exercise price paid in cash with respect thereto and (ii) a non-cash fee in the form of additional warrants to purchase the number of shares of common stock equal to 5.0% of the aggregate number of such shares of common stock underlying such warrants. The cash fee payable to the placement agent for any PIPE Common Warrants exercised by the institutional investor is accounted for as a contingent commitment and will be recorded as an offset to any gross proceeds received from any future exercises of PIPE Common Warrants by the institutional investor. The non-cash fee payable to the placement agent for any PIPE Common Warrants exercised by the institutional investor is accounted for as contingent warrants (“Placement Agent Contingent Warrants”) to purchase up to 28,915 shares of common stock, which is subject to performance criteria of the institutional investor regarding any exercise for cash of any PIPE Common Warrants with an assumed grant date of the Offering closing date, and an exercise price of $54.0375 per share. The weighted average grant date fair value per share of these Placement Agent Contingent Warrants was $37.73, which was determined using the Black-Scholes option pricing model. Based on the terms of the placement agent engagement letter, we have concluded that the accounting classification of the Placement Agent Contingent Warrants is to be stockholders’ equity. On each balance sheet reporting date, we will need to assess whether it is probable for us to issue warrants to the placement agent based on whether it is probable for any PIPE Common Warrants to be exercised by the institutional investor. As of December 31, 2025 and 2024,

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

we determined that the issuance of additional warrants to the placement agent is not yet probable; accordingly, the Placement Agent Contingent Warrants had no impact on the consolidated balance sheets.

Warrants

The following warrants were outstanding as of December 31, 2025 and 2024:

	Shares of Common Stock Issuable
	for Outstanding Warrants
	As of December 31,		Exercise	Expiration
Warrant Issuance	2025	2024	Price	Date
April 2020 (1)	—	14	$33,000.00	April 2025
January 2021	942	942	$15,919.20	July 2026
October 2021 (1)	—	1,399	$9,900.00	April 2025
November 2022 Series B (2)	16,176	16,176	$0.00	December 2027
June 2024 Placement Agent (3)	11,564	11,564	$54.0375	July 2026
June 2024 Pre-Funded (4)	—	130,000	$0.011	No expiration date
June 2024 Series A (5)	—	462,641	$43.23	June 2025
June 2024 Series B (6)	693,962	693,962	$43.23	September 2029 (latest date)
Total	722,644	1,316,698
(1)	These warrants expired unexercised in April 2025.
(2)	These warrants have a cashless exercise provision whereby the warrants can be exercised for common stock for no additional consideration, which renders the $264 per warrant exercise price to be zero.
(3)	These warrants are exercisable at any time from September 18, 2024 and expire in July 2026.
(4)	These warrants are exercisable immediately and are considered to be perpetual warrants without any expiration date. In the second quarter of 2025, 130,000 pre-funded warrants were exercised for an equivalent number of shares of our common stock. Additionally, in the third quarter of 2024, 31,924 pre-funded warrants were exercised for an equivalent number of shares of our common stock.
(5)	These warrants are exercisable at any time from September 18, 2024 and expired unexercised in June 2025.
(6)	These warrants are exercisable at any time from September 18, 2024 and expire on the earlier of September 18, 2029 and the six months anniversary following the date on which we publicly announce the receiving of positive Phase 1, Part 3 data readout for DA-1726.

Stock-based compensation

Stock-based compensation expense was included in general and administrative and research and development as follows (in thousands):

	Year Ended December 31,
	2025	2024
General and administrative	$305	$366
Research and development	106	172
Total stock-based compensation	$411	$538

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

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

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

The following table summarizes the outstanding awards issued pursuant to our stock-based award plans and inducement grants as of December 31, 2025 and the remaining shares of common stock available for future issuance:

			Remaining shares of
	Stock		common stock available
Plan Name	Options	RSUs	for future issuance
2019 Plan	—	—	—
2022 Plan	6,693	29,295	167,471
2021 Inducement Plan	—	—	378
Total	6,693	29,295	167,849

For outstanding awards granted under the 2019 Plan and 2022 Plan as of December 31, 2025, unrecognized stock-based compensation costs totaled $0.2 million. The unrecognized stock-based costs are expected to be recognized as an expense over a weighted average period of 1.1 years.

RSUs

The following table summarizes the status of our RSUs and related transactions for the period presented (in thousands, except share and per share amounts):

	Outstanding			Vested and Deferred Release
	Shares of	Average		Shares of	Average
	Common Stock	Grant Date	Aggregate	Common Stock	Grant Date	Aggregate
	Issuable	Fair Value	Fair	Issuable	Fair Value	Intrinsic
	for RSUs	Price	Value	for RSUs	Price	Value
As of January 1, 2024	12,849	$50.07	$523	497	$44.19	$20
Granted	10,918	50.18
Vested and released	(7,855)	47.41	284
As of December 31, 2024	15,912	51.46	355	1,184	46.90	26
Granted	22,218	7.05
Vested and released	(6,693)	53.58	70
Forfeited/cancelled	(2,142)	30.04
As of December 31, 2025	29,295	$18.86	$247	3,082	$43.85	$26

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

Stock options

The following table summarizes the status of our outstanding and exercisable options and related transactions for the period presented (in thousands, except share and per share amounts):

	Outstanding			Exercisable
	Shares of		Weighted	Shares of		Weighted
	Common	Weighted	Average	Common	Weighted	Average
	Stock	Average	Remaining	Stock	Average	Remaining
	Issuable	Exercise	Contractual	Issuable	Exercise	Contractual
	for Options	Price	Term (years)	for Options	Price	Term (years)
As of January 1, 2024	420	$4,240.22	8.6	408	$4,149.85	8.6
As of December 31, 2024	420	4,240.22	7.5	420	4,240.22	7.5
As of December 31, 2025	420	$4,240.22	6.6	420	$4,240.22	6.6

The aggregate intrinsic value of our outstanding and exercisable options was zero as of December 31, 2025 and 2024, and January 1, 2024.

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

The following table sets forth the fair value per share of Placement Agent Warrants granted in 2024 and the assumptions used in the Black-Scholes option-pricing model:

	Placement Agent
		Contingent
	Warrants	Warrants
	Granted in	Granted in
	June 2024	June 2024
Weighted average fair value	$30.03	$37.73
Expected stock price volatility	140.0%	127.0%
Expected term (years)	2.1	5.7
Expected dividend yield	—%	—%
Risk-free interest rate	4.63%	4.31%

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

8.Significant segment expenses and loss before income taxes

The following table sets forth the significant segment expenses for our one reportable segment (in thousands) that are regularly provided to our CODM:

	Year Ended December 31,
	2025	2024
Operating expenses
Research and development
Direct expenses
Vanoglipel (DA-1241) credits (costs) (1)	$(845)	$9,959
DA-1726 costs	5,468	9,397
Other R&D costs (2)	107	303
Indirect expenses
Employee compensation and benefits costs	1,653	1,606
Consulting expenses	419	288
Total research and development	6,802	21,553
General and administrative
Legal and professional fees	3,338	2,864
Consulting expenses	823	1,512
Employee compensation and benefits costs	1,797	1,659
Other expenses (3)	948	1,221
Total general and administrative	6,906	7,256
Total operating expenses	13,708	28,809
Loss from operations	(13,708)	(28,809)
Total other income	735	1,217
Loss before income taxes	$(12,973)	$(27,592)
(1)	Includes a credit of $1.2 million recorded in 2025 in connection with the close-out of the clinical trial with the clinical research organization.
(2)	Includes clinical, non-clinical and preclinical services or other R&D expenses that are not attributable to a single product candidate.
(3)	Includes all other general and administrative expenses, such as insurance, software license fees, non-income state taxes, lease rental expenses, etc.

9.Income taxes

Our loss before income taxes is as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$(12,973)	$(27,592)
Loss before income taxes	$(12,973)	$(27,592)

The components of our income tax provision are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Income tax (benefit) expense:
Deferred
Federal	$(2,683)	$(5,809)
State	270	(2,592)
Total deferred income tax (benefit) expense	(2,413)	(8,401)
Change in valuation allowance - Federal	2,683	5,809
Change in valuation allowance - State	(270)	2,592
Provision for income taxes	$—	$—

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

Our effective tax rate for 2025 and 2024 was zero percent. A reconciliation between income tax computed at the statutory U.S. federal statutory rate and the consolidated effective tax rate is as follows (in thousands, except for percentages):

	Year Ended December 31,
	2025		2024
Income taxes at U.S. federal statutory rate	$(2,724)	21.0%	$(5,794)	21.0%
State income tax, net of federal benefit	—	—	—	—
Changes in valuation allowances	2,683	(20.7)	5,809	(21.1)
Nontaxable and nondeductible items
Change in fair value of warrant liabilities	(47)	0.4	(62)	0.3
Other	88	(0.7)	47	(0.2)
Effective tax rate	$—	—%	$—	—%

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2025	2024
Gross deferred income tax assets:
U.S. federal and state net operating loss ("NOL") carryforwards	$7,661	$4,959
Acquired intangibles	2,890	3,000
Net unrealized built-in loss (NUBIL) - 382	84	—
Stock-based compensation	515	458
Lease liability	58	37
Capitalized R&D expenses	7,265	7,516
Other	52	118
R&D credit carryforwards	24	26
Total gross deferred income tax assets	18,549	16,114
Valuation allowance	(18,491)	(16,077)
Gross deferred tax assets, net of valuation allowance	58	37
Gross deferred tax liabilities:
ROU asset	(58)	(36)
Other	—	(1)
Gross deferred income tax liabilities	(58)	(37)
Deferred income tax assets, net	$—	$—

The realization of our deferred income tax assets is primarily dependent upon future taxable income, if any, and such income is uncertain in both amount and timing. We have had significant pre-tax losses since our inception, and we have not yet generated revenues and face significant challenges to becoming profitable. Accordingly, we have recorded a valuation allowance of $18.5 million and $16.1 million as of December 31, 2025 and 2024, respectively. U.S. federal deferred income tax assets will continue to require a valuation allowance until we can demonstrate their realizability through sustained profitability or another source of income.

As of December 31, 2025 and 2024, our U.S. federal NOL carryforwards were $33.0 million and $18.5 million, respectively. We had less than $0.1 million of U.S. federal R&D credit carryforwards as of December 31, 2025 and 2024. Our U.S. federal NOL were incurred after December 31, 2017 and therefore, will not expire. As of December 31, 2025 and 2024, we had state NOL carryforwards of $12.1 million and $17.4 million, respectively. The state NOL carryforwards will begin to expire in 2042, if not utilized.

Our ability to utilize our NOL and R&D credit carryforwards have been and may be substantially limited due to the ownership changes that have occurred or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups. We completed a Section 382 study for 2025 and it was determined that we experienced one ownership change of over 50% since 2022, which was the year of the last 50% or greater ownership change. The 2025 ownership change occurred on May 8, 2025, and going forward, the utilization of loss carryforwards and tax credits generated before May 8, 2025 will be

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

subject to an annual limitation. As a result of the ownership changes and limitations, $100.8 million and $68.6 million of federal and state NOL carryforwards, respectively, will expire unutilized and have been written off. Additionally, $1.2 million of federal R&D credit carryforwards will expire unutilized and have been written off.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2025 and 2024, and as such, no interest or penalties were recorded to income tax expense.

We have analyzed our filing positions in all significant U.S. federal, state, and local jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2022, although carryforward attributes that were generated prior to 2022 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

For 2025 and 2024, we had no cash payments for income taxes, net of refunds received, in any U.S. federal, state, or foreign jurisdiction.

10.Loss per share of common stock

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(12,973)	$(27,592)
Denominator:
Weighted average shares of common stock, basic	1,766,026	705,193
Effect of dilutive securities	—	—
Weighted average shares of common stock, diluted	1,766,026	705,193
Loss per share of common stock, basic and diluted	$(7.35)	$(39.13)

For each of the periods presented in the above table, our basic weighted average shares of common stock include any outstanding (i) November 2022 Series B warrants, (ii) June 2024 Pre-Funded Warrants and (iii) vested RSUs in which their release was deferred in accordance with the respective award agreement during the respective period.

Since we reported a net loss for 2025 and 2024, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per share of common stock and our basic and diluted weighted average shares of common stock are the same for 2025 and 2024.

The following table sets forth the outstanding securities as of the periods presented which were not included in the calculation of diluted earnings per share of common stock for 2025 and 2024:

	As of December 31,
	2025	2024
Stock options	420	420
RSUs	26,213	14,728
Warrants	706,468	1,170,522

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

MetaVia Inc.

Notes to Consolidated Financial Statements – Continued

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

The following table sets forth our financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of December 31, 2025				As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Bank money market funds	$8,519	$8,519	$—	$—	$—	$—	$—	$—
Total assets at fair value	$8,519	$8,519	$—	$—	$—	$—	$—	$—

Liabilities
Warrant liabilities	$136	$—	$136	$—	$361	$—	$361	$—
Total liabilities at fair value	$136	$—	$136	$—	$361	$—	$361	$—

The bank money market funds are carried at cost, which approximates market fair value. We estimated the fair value of our warrant liabilities using the trading market price of our common stock due to a cashless exercise provision of these warrants whereby eight warrants can be exercised for one share of common stock for no additional consideration, which results in the warrant exercise price to be zero. Accordingly, our warrant liabilities were considered to be Level 2 of the fair value hierarchy.

12. Subsequent events

2026 public offering

In January 2026, we closed on an underwritten public offering, pursuant to which we issued and sold, (i) 1,006,870 Class A Units, with each Class A Unit consisting of (A) one share of common stock, (B) 1.5 Series C Common Warrants to purchase 1.5 shares of common stock, and (C) 1.5 Series D Common Warrants to purchase 1.5 shares of common stock, at a price of $3.10 per Class A Unit, and (ii) 1,998,704 Class B Units, with each Class B Unit consisting of (A) one pre-funded warrant to purchase one share of common stock, (B) 1.5 Series C Common Warrants to purchase 1.5 shares of common stock, and (C) 1.5 Series D Common Warrants to purchase 1.5 shares of common stock, at a purchase price of $3.099 per Class B Unit. Each pre-funded warrant has an exercise price of $0.001 per share and is immediately exercisable and will expire when exercised in full. Each Series C Common Warrant and Series D Common Warrant has an exercise price of $3.10 per whole share of common stock, subject to certain adjustments, are immediately exercisable, and will expire on January 16, 2031 and January 16, 2028, respectively. Under the Series C Common Warrant and the Series D Common Warrant, we may not affect the exercise of any such warrants, and a holder will not be entitled to exercise any portion of any such warrants, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) to exceed the beneficial ownership limitation contained therein. We received gross proceeds of $9.3 million, prior to deducting underwriting discounts and commissions and offering expenses.

The Series D Common Warrants are callable at our option following the release of a positive data readout for our Phase 1b Part III clinical trial for DA-1726 via a widely disseminated press release, subject to satisfaction of certain conditions. The Series C and Series D Common Warrants are fixed priced and do not contain any variable pricing features or alternative exercise provisions. Subsequently, 1,630,964 pre-funded warrants have been exercised for an equivalent number of shares of common stock.

At the market offering

In March 2026, we sold 216,625 shares of common stock under the ATM Program and received net proceeds of $0.3 million, net of sales agent commission and related offering expenses.