Form 10-Q
period 2026-03-31
MetaVia Inc.
filed 2026-05-14
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

6

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

As of May 11, 2026, the registrant had 5,164,370 shares of common stock, $0.001 par value per share, issued and outstanding.

METAVIA INC.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Report”) to “we,” “us,” “the Company,” “MetaVia,” “the Registrant” and “our” refer to MetaVia Inc. and its subsidiaries.

Special Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that address future operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation, our expectations regarding our ability to execute our commercial strategy; our expectations regarding the sufficiency of our existing cash and cash equivalents on hand to fund our operations; the timeline for regulatory submissions, regulatory steps and potential regulatory approval of our current and future product candidates; the ability to realize the benefits of the license agreement with Dong-A ST Co., Ltd., a related party (“Dong-A ST”), including the impact on our future financial and operating results; the ability to integrate the product candidates into our business in a timely and cost-efficient manner; the cooperation of our contract manufacturers, clinical study partners and others involved in the development of our current and future product candidates; our ability to initiate clinical trials on a timely basis; our planned clinical trials and our ability to recruit subjects for our clinical trials; the costs related to the license agreement, known and unknown, including costs of any litigation or regulatory actions relating to the license agreement; the changes in applicable laws or regulations; and the effects of changes to our stock price on the terms of the license agreement and any future fundraising and other risks and uncertainties described in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”), and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Forward-looking statements are subject to a number of risks and uncertainties, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements, including without limitation, the possibility that regulatory authorities do not accept our applications or approve the marketing of our products, the possibility we may be unable to raise the funds necessary for the development and commercialization of our products, and those described in this Report and in our other filings with the SEC.

We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. We qualify all of our forward-looking statements by these cautionary statements.

Part I - Financial Information

Item 1.Financial Statements

MetaVia Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share amounts)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$13,731	$10,278
Prepaid expenses and other current assets	431	597
Total current assets	14,162	10,875
Property and equipment, net	12	17
Right-of-use asset	193	210
Other assets	21	21
Total assets	$14,388	$11,123
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,007	$1,060
Clinical trial accrued liabilities	627	79
Accrued expenses and other current liabilities	456	993
Warrant liabilities	19	136
Related party payable	3,012	3,312
Lease liability, short-term	71	68
Total current liabilities	5,192	5,648
Lease liability, long-term	123	142
Total liabilities	5,315	5,790
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized and no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 5,164,370 and 2,308,294 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	2
Additional paid–in capital	161,721	154,161
Accumulated deficit	(152,653)	(148,830)
Total stockholders’ equity	9,073	5,333
Total liabilities and stockholders’ equity	$14,388	$11,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Operations

(Unaudited - In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$2,101	$2,327
General and administrative	1,924	1,559
Total operating expenses	4,025	3,886
Loss from operations	(4,025)	(3,886)
Other income
Gain from change in fair value of warrant liabilities	117	87
Interest income, net	85	128
Total other income	202	215
Loss before income taxes	(3,823)	(3,671)
Provision for income taxes	—	—
Net loss	(3,823)	(3,671)
Loss per share of common stock, basic and diluted	$(0.79)	$(3.93)
Weighted average shares of common stock, basic and diluted	4,859,567	933,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited - In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
As of January 1, 2025	785,194	$1	$143,787	$(135,857)	$7,931
Issuance of stock for vested restricted stock units, net of shares withheld for withholding taxes	1,612	—	(12)	—	(12)
Stock-based compensation	—	—	132	—	132
Net loss	—	—	—	(3,671)	(3,671)
As of March 31, 2025	786,806	$1	$143,907	$(139,528)	$4,380

As of January 1, 2026	2,308,294	$2	$154,161	$(148,830)	$5,333
Issuance of common stock and common warrants from an underwritten public offering, net of issuance costs of $2,169	1,006,870	1	7,146	—	7,147
Issuance of common stock under an at the market offering agreement, net of issuance costs of $21	216,625	—	314	—	314
Issuance of common stock for exercise of warrants	1,630,964	2	—	—	2
Issuance of common stock for vested restricted stock units, net of shares withheld for withholding taxes	1,617	—	—	—	—
Stock-based compensation	—	—	100	—	100
Net loss	—	—	—	(3,823)	(3,823)
As of March 31, 2026	5,164,370	$5	$161,721	$(152,653)	$9,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(3,823)	$(3,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	100	132
Non-cash lease charge	1	—
Depreciation	5	4
Gain from change in fair value of warrant liabilities	(117)	(87)
Change in operating assets and liabilities
Prepaid expenses and other assets	166	(716)
Accounts payable	(301)	(825)
Accrued and other liabilities	(289)	348
Net cash used in operating activities	(4,258)	(4,815)
Financing activities
Proceeds from the issuance of common stock and warrants under an underwritten public offering	9,316	—
Payment of issuance costs in connection with the sale of common stock and warrants under an underwritten public offering	(1,932)	—
Proceeds from the issuance of common stock under an at the market offering agreement	335	—
Payment of issuance costs in connection with the sale of common stock under an at the market offering agreement	(10)	—
Proceeds from exercise of warrants	2	—
Payment of employee withholding taxes related to shares withheld from vested restricted stock units	—	(12)
Net cash provided by (used in) financing activities	7,711	(12)
Net increase (decrease) in cash and cash equivalents	3,453	(4,827)
Cash and cash equivalents at beginning of period	10,278	16,017
Cash and cash equivalents at end of period	$13,731	$11,190

Supplemental non-cash investing and financing transactions
Unpaid issuance costs	$248	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.Business, basis of presentation, new accounting standards and summary of significant accounting policies

General

MetaVia Inc. (the “Company”), a Delaware corporation, and its subsidiaries are referred to collectively in these notes to the financial statements of the Company as “MetaVia,” “we,” “our” and “us.” We are a clinical-stage biotechnology company focused primarily on developing novel pharmaceuticals to treat cardiometabolic diseases. We have two programs, vanoglipel and DA-1726, focused primarily on the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) and obesity.

While we focus our financial resources and management’s attention on the development of vanoglipel and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases which we are not planning to advance development on and have, or continue to consider for, out-licensing and divestiture opportunities. In July 2024, we entered into an exclusive out-license agreement with MThera Pharma Co., LTD. (“MThera”) to provide MThera with the rights to one of our legacy therapeutic programs, NB-01, for the treatment of painful diabetic neuropathy.

Our operations consisted principally of performing research and development (“R&D”) activities, which include preclinical development and clinical trials, and raising capital. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved.

Going concern

As reflected in the condensed consolidated financial statements, we had $13.7 million in cash and cash equivalents as of March 31, 2026. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $152.7 million as of March 31, 2026. We have incurred a net loss of $3.8 million and net cash used in operating activities of $4.3 million for the three months ended March 31, 2026. Due in large part to ongoing clinical trials, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

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

A.Basis of presentation

We prepared the condensed consolidated financial statements following the requirements of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the U.S. (“GAAP”) for complete financial statements can be condensed or omitted. However, except as disclosed herein, there has been no material change in the information disclosed in the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”).

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Revenues, expenses, assets, liabilities, and equities can vary during each quarter of the year. Therefore, the results and trends in these condensed consolidated financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair statement of the condensed consolidated financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2025 Form 10-K. Certain amounts in the condensed consolidated financial statements and accompanying notes may not add up due to rounding, and all percentages have been calculated using unrounded amounts.

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

D.Significant accounting policies

Our significant accounting policies are described in “Note 1. Business, basis of presentation, new accounting standards and summary of significant accounting policies” in the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, which is included in our 2025 Form 10-K. Except for the following disclosure, there have been no material changes to the Company’s significant accounting policies.

Financial Instruments with Characteristics of Both Liabilities and Equity

We account for issued warrants either as a liability or equity in accordance with Accounting Standard Codification (“ASC”) 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and ASC 815-40,

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480-10, warrants are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, we consider the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in other expense, net in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, we assess whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or under another applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

E.Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. Adjustments have been made to Note 8 to reclassify the presentation of certain general and administrative (“G&A”) operating expenses related to employee compensation and benefits costs and other expenses. These reclassifications had no effect on the reported total G&A operating expenses.

2. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Insurance	$334	$7
Deposits	2	32
Deferred equity offering costs	—	511
Other prepaid expenses	95	47
Total	$431	$597

3. Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Office equipment	$90	$90
Less accumulated depreciation	(78)	(73)
Property and equipment, net	$12	$17

We recorded depreciation expense of $5 thousand and $4 thousand for the three months ended March 31, 2026 and 2025, respectively, which was included in G&A operating expenses in the accompanying condensed consolidated statements of operations.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

4. Current liabilities

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Employee related costs	$389	$829
Professional service fees	15	15
Other	52	149
Total	$456	$993

Warrant liabilities

Changes to our warrant liabilities are summarized as follows (in thousands):

Total
As of January 1, 2025	$361
Gain from change in fair value of warrant liabilities	(225)
As of December 31, 2025	136
Gain from change in fair value of warrant liabilities	(117)
As of March 31, 2026	$19

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

5.Related party

We entered into a license agreement with Dong-A ST Co., Ltd. (“Dong-A ST”) pursuant to which we received an exclusive global license (except for the territory of the Republic of Korea) for two proprietary compounds for specified indications (the “2022 License Agreement”) upon meeting certain financing milestones. The 2022 License Agreement covers the rights to vanoglipel for treatment of MASH and DA-1726 for treatment of obesity and MASH. The 2022 License Agreement also provides that we may develop vanoglipel for the treatment of type 2 diabetes mellitus.

In connection with the 2022 License Agreement, we entered into a shared services agreement with Dong-A ST (the “Shared Services Agreement”), relating to vanoglipel and DA-1726, pursuant to which Dong-A ST may provide technical support, preclinical development, and clinical trial support services on terms and conditions acceptable to both parties. In addition, the Shared Services Agreement provides that Dong-A ST will manufacture all of our clinical requirements of vanoglipel and DA-1726 under the terms provided in the Shared Services Agreement.

We incurred R&D expenses of $0.7 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, under the Shared Services Agreement, which are included in operating expenses: research and development in the accompanying condensed consolidated statements of operations. The aggregate amount payable to Dong-A ST was $3.0 million and $3.3 million as of March 31, 2026 and December 31, 2025, respectively, under the Shared Services Agreement, which are included in related party payable in the accompanying condensed consolidated balance sheets. Of the total amount payable to Dong-A ST as of March 31, 2026 (i) $2.0 million is payable in accordance with an invoice with extended terms in which approximately $0.7 million was paid in April 2026 and approximately $0.7 million is due on June 30, 2026 and September 30, 2026, (ii) $52 thousand is payable in accrued interest based on a fixed interest rate of 4.6% per annum, and (iii) $1.0 million is payable in clinical trial accrued liabilities.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

For additional information on the 2022 License Agreement, the Shared Services Agreement and other agreements with Dong-A ST, refer to “Note 5. Related party” in the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, which is included in our 2025 Form 10-K.

y6. Commitments and contingencies

Contingent payments and license agreements

We have certain contractual contingent payments under various merger or license agreements executed between 2019 and 2020 for our legacy therapeutic programs. Since we have discontinued the clinical development of our legacy therapeutic programs, we believe any contractual payments to be paid by us or to be received by us under these agreements are remote. Therefore, as of March 31, 2026, no liabilities or assets were recorded in the accompanying consolidated financial statements for our legacy therapeutic programs.

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

7.Stockholders’ equity

Public offering

In January 2026, we closed on an underwritten public offering and received net proceeds of $7.1 million, pursuant to which we issued and sold, (i) 1,006,870 Class A Units, with each Class A Unit consisting of (A) one share of common stock, (B) 1.5 Series C Common Warrants to purchase 1.5 shares of common stock, and (C) 1.5 Series D Common Warrants to purchase 1.5 shares of common stock, at a price of $3.10 per Class A Unit, and (ii) 1,998,704 Class B Units, with each Class B Unit consisting of (A) one pre-funded warrant to purchase one share of common stock, (B) 1.5 Series C Common Warrants to purchase 1.5 shares of common stock, and (C) 1.5 Series D Common Warrants to purchase 1.5 shares of common stock, at a purchase price of $3.099 per Class B Unit. Each pre-funded warrant has an exercise price of $0.001 per share and is immediately exercisable and will expire when exercised in full. Each Series C Common Warrant and Series D Common Warrant has an exercise price of $3.10 per whole share of common stock, subject to certain adjustments, are immediately exercisable, and will expire on January 16, 2031 and January 16, 2028, respectively. Under the Series C Common Warrant and the Series D Common Warrant, we may not affect the exercise of any such warrants, and a holder will not be entitled to exercise any portion of any such warrants, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) to exceed the beneficial ownership limitation contained therein. The Series D Common Warrants are callable at our option following the release of a positive data readout for our Phase 1, Part 3 clinical trial for DA-1726 via a widely disseminated press release, subject to the satisfaction of certain conditions. The Series C and Series D Common Warrants are fixed priced and do not contain any variable pricing features or alternative exercise provisions. Based on the terms of the pre-funded warrants and the Series C and Series D Common Warrants, we have concluded that the accounting classification of these warrants is to be stockholders’ equity.

As of March 31, 2026, 1,630,964 of the pre-funded warrants issued in the January 2026 underwritten public offering have been exercised for an equivalent number of shares of our common stock.

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

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

In March 2026, we sold 216,625 shares of common stock under the ATM Program and received net proceeds of $0.3 million, net of sales agent commission and related offering expenses. As of March 31, 2026, we have $0.8 million remaining under the ATM Program in which we may offer and sell shares of our common stock.

Warrants

The following table summarizes our outstanding warrants:

	Shares of Common Stock Issuable
	for Outstanding Warrants
	As of		Exercise
Warrant Issuance	March 31, 2026	December 31, 2025	Price	Expiration Date
January 2021	942	942	$15,919.2000	July 2026
November 2022 Series B (1)	16,176	16,176	$0.0000	December 2027
June 2024 Placement Agent	11,564	11,564	$54.0375	July 2026
June 2024 Series B (2)	693,962	693,962	$43.2300	September 2029 (latest date)
January 2026 Pre-funded (3)	367,740	—	$0.0010	No expiration date
January 2026 Series C	4,508,361	—	$3.1000	January 2031
January 2026 Series D (4)	4,508,361	—	$3.1000	January 2028
Total	10,107,106	722,644
(1)These warrants have a cashless exercise provision whereby the warrants can be exercised for common stock for no additional consideration, which renders the $264.00 per warrant exercise price to be zero.
(2)These warrants expire on the earlier of September 18, 2029 and the six months anniversary following the date on which we publicly announce a positive data readout for our Phase 1, Part 3 clinical trial for DA-1726.
(3)These warrants are considered to be perpetual warrants without any expiration date. Of the total 1,998,704 pre-funded warrants issued in January 2026, 1,630,964 pre-funded warrants were exercised for an equivalent number of shares of our common stock during the first quarter of 2026.
(4)These warrants are callable at our option following the release of a positive data readout for our Phase 1, Part 3 clinical trial for DA-1726 via a widely disseminated press release, subject to the satisfaction of certain conditions.

Stock-based compensation

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

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Accordingly, in January 2026, the 2022 Plan automatically increased the aggregate number of shares of common stock that may be issued pursuant to Awards by 94,236 shares.

The following table summarizes the outstanding awards issued pursuant to our stock-based award plans and inducement plan as of March 31, 2026 and the remaining shares of common stock available for future issuance:

			Remaining shares of
	Stock		common stock available
Plan Name	Options	RSUs	for future issuance
2019 Plan	136	—	—
2022 Plan	284	138,613	150,845
2021 Inducement Plan	—	—	378
Total	420	138,613	151,223

Restricted Stock Units

The following table summarizes the status of our outstanding restricted stock units (“RSUs”) and related transactions for the period presented, as well as our vested and deferred release RSUs as of January 1, 2026 and March 31, 2026 (in thousands, except share and per share amounts):

	Outstanding			Vested and Deferred Release
	Shares of	Average		Shares of	Average
	Common Stock	Grant Date	Aggregate	Common Stock	Grant Date	Aggregate
	Issuable	Fair Value	Fair	Issuable	Fair Value	Intrinsic
	for RSUs	Price	Value	for RSUs	Price	Value
As of January 1, 2026	29,295	$18.86	$247	3,082	$43.85	$26
Granted	111,000	2.83
Vested and released	(1,682)	68.33	3
As of March 31, 2026	138,613	$5.46	$166	3,082	$43.85	$4

Stock-based compensation expense

Stock-based compensation expense was included in G&A operating expense and research and development operating expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$69	$92
Research and development	31	40
Total stock-based compensation	$100	$132

For stock-based awards granted under our stock-based award plans as of March 31, 2026, unrecognized stock-based compensation costs totaled $0.5 million. The unrecognized stock-based costs are expected to be recognized as an expense over a weighted average period of 1.5 years.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8.Significant segment expenses and loss before income taxes

The following table sets forth the significant segment expenses for our one reportable segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development
Direct expenses
Vanoglipel costs	$167	$291
DA-1726 costs	1,447	1,479
Other R&D costs (1)	13	25
Indirect expenses
Employee compensation and benefits costs	441	509
Consulting expenses	33	23
Total research and development	2,101	2,327
General and administrative
Legal and professional fees	925	833
Consulting expenses	247	103
Employee compensation and benefits costs	526	507
Other expenses (2)	226	116
Total general and administrative	1,924	1,559
Total operating expenses	4,025	3,886
Loss from operations	(4,025)	(3,886)
Total other income	202	215
Loss before income taxes	$(3,823)	$(3,671)

(1)Other R&D costs include clinical, non-clinical and preclinical services and other R&D expenditures that are not attributable to a single product candidate.

(2)Other G&A expenses include insurance, software license fees, non-income state taxes, lease rental expenses and other G&A expenditures.

9.Income taxes

We do not expect to pay any significant federal or state income taxes as a result of (i) the losses recorded during the three months ended March 31, 2026, (ii) additional losses expected for the remainder of 2026, or (iii) net operating loss carry forwards from prior years.

We recorded a full valuation allowance of the net operating losses for the three months ended March 31, 2026 and 2025. Accordingly, there were no benefits for income taxes recorded for the three months ended March 31, 2026 and 2025. Additionally, as of March 31, 2026 and December 31, 2025, we maintain a full valuation allowance for all deferred tax assets.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

10.Loss per share of common stock

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(3,823)	$(3,671)
Denominator:
Weighted average shares of common stock, basic	4,859,567	933,109
Effect of dilutive securities	—	—
Weighted average shares of common stock, diluted	4,859,567	933,109
Loss per share of common stock, basic and diluted	$(0.79)	$(3.93)

For each of the periods presented in the above table, our basic weighted average shares of common stock include any outstanding (i) Series B warrants issued in November 2022, (ii) pre-funded warrants issued in June 2024, May 2025, and January 2026 and (iii) vested RSUs in which their release was deferred.

Since we reported a net loss for the three months ended March 31, 2026 and 2025, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per share of common stock and our basic and diluted weighted average shares of common stock are the same for the three months ended March 31, 2026 and 2025.

The following table sets forth the potentially dilutive securities that were not included in the calculation of diluted earnings per share of common stock for three months ended March 31, 2026 and 2025:

	As of March 31,
	2026	2025
Stock options	420	420
RSUs	135,531	12,383
Warrants	9,723,190	1,170,532

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

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth our financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of March 31, 2026				As of December 31, 2025
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Bank money market funds	$12,437	$12,437	$—	$—	$8,519	$8,519	$—	$—
Total assets at fair value	$12,437	$12,437	$—	$—	$8,519	$8,519	$—	$—

Liabilities
Warrant liabilities	$19	$—	$19	$—	$136	$—	$136	$—
Total liabilities at fair value	$19	$—	$19	$—	$136	$—	$136	$—

MetaVia Inc.

Form 10-Q

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the audited financial statements and related notes included in our 2025 Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including, but not limited to, the risks and uncertainties described under Part II, Item 1A. Risk Factors, elsewhere in this Report.

Certain amounts in the following discussion and analysis may not add up due to rounding, and all percentages have been calculated using unrounded amounts.

Overview

We are a clinical-stage biotechnology company focused primarily on developing novel pharmaceuticals to treat cardiometabolic diseases. We have two ongoing programs focused primarily on the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) and obesity.

●	Vanoglipel is a novel G-Protein-Coupled Receptor 119 (“GPR119”) agonist with development optionality as a standalone or combination therapy for both MASH and Type 2 Diabetes Mellitus (“T2DM”). Agonism of GPR119 in the gut promotes the release of key gut peptides, glucagon-like peptide 1 (“GLP-1”), glucagon-dependent insulinotropic polypeptide receptor, and peptide YY. These peptides play a further role in glucose metabolism, lipid metabolism and weight loss. Vanoglipel has demonstrated beneficial effects on glucose, lipid profile and liver inflammation, as demonstrated during in-vivo preclinical studies.
●	DA-1726 is a novel oxyntomodulin analog agonist functioning as a GLP-1 receptor (“GLP1R”) and glucagon receptor (“GCGR”) dual agonist for the treatment of obesity that is designed to be administered once weekly subcutaneously. With the activation of the dual agonist, weight loss may be achieved by GLP1R reducing appetite while GCGR increases energy expenditure.

While we primarily focus our financial resources and management’s attention on the development of vanoglipel and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases on which we are not planning to advance development and have, or continue to consider for, out-licensing and divestiture opportunities.

Our operations have consisted principally of performing research and development (“R&D”) activities, which includes preclinical developments and clinical trials, and raising capital. Our activities are subject to significant risks and uncertainties, such as failing to secure additional funding before sustainable revenues and profit from operations are achieved. For more information on our business and product candidates, see “Part I, Item 1. Business” in our 2025 Form 10-K.

Vanoglipel

We initiated a Phase 2a clinical trial in 2023 with the goal of establishing the mechanism of action and efficacy of vanoglipel in the treatment of MASH and to evaluate trends for T2DM. This is the first-in-human MASH clinical trial for vanoglipel. We are expecting to finalize the Clinical Study Report of the Phase 2a clinical trial in the first half of 2026. We are also currently working to schedule an end-of-Phase 2a meeting with the Food and Drug Administration.

For additional information on vanoglipel, including an overview of the top-line 16-week results from the two-part Phase 2a clinical trial, see “Part I, Item 1. Business, Our Pipeline, vanoglipel (DA-1241) Treatment of MASH” in our 2025 Form 10-K.

DA-1726

We initiated a Phase 1 clinical trial in 2024 with the goal of establishing the safety and tolerability of DA-1726 while exploring the mechanism of action and efficacy of DA-1726 in the treatment of obesity. This is the first-in-human clinical trial for DA-

MetaVia Inc.

Form 10-Q

1726. We started Part 3a and Part 3b of the Phase 1 clinical trial in April 2026. Part 3a will be a one-step titration with 16 mg for four weeks and 48 mg for 12 weeks. Part 3b will be a two-step titration with 16 mg for four weeks, 32 mg for four weeks and 64 mg for eight weeks. These titration studies are to see if it can remove any moderate adverse effects from the 48 mg dose level and to seek DA-1726 at a higher dose level of 64 mg. We expect dose-dependent exploratory weight loss and other early signals in the exploratory endpoints with potential for best-in-class safety and tolerability. The data readout for both Part 3a and Part 3b is planned for the fourth quarter of 2026.

For additional information on DA-1726, see “Part I, Item 1. Business, Our Pipeline, DA-1726 Treatment of Obesity” in our 2025 Form 10-K, and our Current Reports on Form 8-Ks dated January 5, 2026, March 18, 2026, April 10, 2026, and May 11, 2026.

Recent developments

●	January 2026: Announced positive statistically significant results from the eight-week (extended from four weeks) non-titrated 48 mg, multiple ascending dose (MAD) cohort of the Phase 1 clinical trial for DA-1726.
●	January 2026: Closed on an underwritten public offering and received net proceeds of $7.1 million.
●	March 2026: Announced that the Institutional Review Board at Clinical Pharmacology of Miami has approved our Phase 1, Part 3 clinical trial for DA-1726.
●	April 2026: Dosed the first patient in the Phase 1, Part 3 clinical trial for DA-1726.
●	May 2026: Announced the presentation of additional data from the 48 mg Phase 1 trial of DA-1726 at the EASL Congress 2026 in a poster entitled, Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics of DA-1726, an Oxyntomodulin Analogue, in a Higher-Dose Phase 1 Cohort with Exploratory Noninvasive Liver Assessment.

Key operating information

Our key operating information is described in “Key operating information” within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. There have been no material changes to our key operating information.

Results of operations

Three months ended March 31, 2026 compared to three months ended March 31, 2025

The following table summarizes our results of operations (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$2,101	$2,327
General and administrative	1,924	1,559
Total operating expenses	4,025	3,886
Loss from operations	(4,025)	(3,886)
Other income
Gain from change in fair value of warrant liabilities	117	87
Interest income, net	85	128
Total other income	202	215
Loss before income taxes	(3,823)	(3,671)
Provision for income taxes	—	—
Net loss	$(3,823)	$(3,671)
Loss per share of common stock, basic and diluted	$(0.79)	$(3.93)
Weighted average shares of common stock, basic and diluted	4,859,567	933,109

MetaVia Inc.

Form 10-Q

Total operating expenses and loss from operations

Our total operating expenses and loss from operations for the three months ended March 31, 2026 were $4.0 million, an increase of approximately $0.1 million, or 3.6%, compared to the corresponding period in 2025. This increase was mainly attributable to higher general and administrative (“G&A”) expenses for the three months ended March 31, 2026, partially offset by lower R&D expenses. Our R&D expenses were $2.1 million for the three months ended March 31, 2026, a decrease of $0.2 million, or 9.7%, compared to the corresponding period in 2025. Our G&A expenses were $1.9 million for the three months ended March 31, 2026, an increase of approximately $0.4 million, or 23.4%, compared to the corresponding period in 2025.

The following table summarizes our R&D expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Direct costs
Vanoglipel costs	$167	$291	$(124)
DA-1726 costs	1,447	1,479	(32)
Other R&D costs	13	25	(12)
Indirect costs
Employee compensation and benefits costs	441	509	(68)
Consulting expenses	33	23	10
Total research and development	$2,101	$2,327	(226)

The $0.2 million decrease in R&D expenses reflects decreased R&D activities related to the Phase 2a clinical trial for vanoglipel during the three months ended March 31, 2026 as compared to the corresponding period in 2025. Specifically, the decrease in R&D expenses was primarily attributable to (i) $0.1 million in lower direct R&D expenses related to vanoglipel product development and (ii) $0.1 million in lower indirect employee compensation and benefits costs. Included in direct R&D costs were expenses totaling $0.7 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, related to investigational drug manufacturing, non-clinical and preclinical costs incurred under the Shared Services Agreement with Dong-A ST (related party).

The approximately $0.4 million increase in G&A expenses was primarily attributable to (i) approximately $0.1 million in higher consulting expenditures, (ii) approximately $0.1 million in higher franchise tax expenses, and (iii) $0.1 million in higher legal and professional fees.

Total other income

Our total other income for the three months ended March 31, 2026 was $0.2 million, consistent with the corresponding period in 2025.

Provision for income taxes

Our provision for income taxes and effective tax rate for the three months ended March 31, 2026 and 2025 were zero as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For the three months ended March 31, 2026, we had a net loss of $3.8 million, or $0.79 per share of basic and diluted common stock, compared to a net loss of $3.7 million, or $3.93 per share of basic and diluted common stock for the corresponding period in 2025, primarily due to the factors described above.

Going concern

As reflected in the unaudited condensed consolidated financial statements, we had $13.7 million in cash and cash equivalents as of March 31, 2026. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $152.7 million as of March 31, 2026. We have incurred a net loss of $3.8 million and net

MetaVia Inc.

Form 10-Q

cash used in operating activities of $4.3 million for the three months ended March 31, 2026. Due in large part to the ongoing clinical trials, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these unaudited condensed consolidated financial statements.

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

The determination as to whether we can continue as a going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business.

Liquidity and capital resources

Our primary use of cash is to fund our R&D activities. We have funded our operations primarily through public offerings of our common stock and private placements of equity and convertible securities. As of March 31, 2026, we had cash and cash equivalents totaling $13.7 million. We maintain cash and cash equivalents at a financial institution that at times may exceed the Federal Deposit Insurance Corporation insured limits of $0.25 million per bank. To date, we have not experienced any losses related to these funds. Our cash equivalents consist principally of bank money market accounts and these securities are carried at cost, which approximates market value.

Public offering

In January 2026, we closed on an underwritten public offering and received net proceeds of $7.1 million, pursuant to which we issued and sold, (i) 1,006,870 Class A Units, with each Class A Unit consisting of (A) one share of common stock, (B) 1.5 Series C Common Warrants to purchase 1.5 shares of common stock, and (C) 1.5 Series D Common Warrants to purchase 1.5 shares of common stock, at a price of $3.10 per Class A Unit, and (ii) 1,998,704 Class B Units, with each Class B Unit consisting of (A) one pre-funded warrant to purchase one share of common stock, (B) 1.5 Series C Common Warrants to purchase 1.5 shares of common stock, and (C) 1.5 Series D Common Warrants to purchase 1.5 shares of common stock, at a purchase price of $3.099 per Class B Unit. Each pre-funded warrant has an exercise price of $0.001 per share and is immediately exercisable and will expire when exercised in full. Each Series C Common Warrant and Series D Common Warrant has an exercise price of $3.10 per whole share of common stock, subject to certain adjustments, are immediately exercisable, and will expire on January 16, 2031 and January 16, 2028, respectively. Under the Series C Common Warrant and the Series D Common Warrant, we may not affect the exercise of any such warrants, and a holder will not be entitled to exercise any portion of any such warrants, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) to exceed the beneficial ownership limitation contained therein.

The Series D Common Warrants are callable at our option following the release of a positive data readout for our Phase 1, Part 3 clinical trial for DA-1726 via a widely disseminated press release, subject to the satisfaction of certain conditions. The Series C and Series D Common Warrants are fixed priced and do not contain any variable pricing features or alternative exercise provisions.

As of March 31, 2026, 1,630,964 of the pre-funded warrants issued in the January 2026 underwritten public offering have been exercised for an equivalent number of shares of our common stock.

MetaVia Inc.

Form 10-Q

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

In March 2026, we sold 216,625 shares of common stock under the ATM Program and received net proceeds of $0.3 million, net of sales agent commission and related offering expenses. As of March 31, 2026, we have $0.8 million remaining under the ATM Program in which we may offer and sell shares of our common stock.

Cash flows

The principal use of cash in operating activities is to fund our current expenditures in support of our R&D activities. Financing activities currently represent the principal source of our cash flow. The following table reflects the major categories of cash flows (in thousands).

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(4,258)	$(4,815)
Net cash provided by (used in) financing activities	7,711	(12)
Net increase (decrease) in cash and cash equivalents	$3,453	$(4,827)

Net cash used in operating activities for the three months ended March 31, 2026 was approximately $4.3 million and primarily attributable to net loss of $3.8 million and net cash used in changes in operating assets and liabilities of $0.4 million. Net cash used in operating activities for the three months ended March 31, 2025 was $4.8 million and primarily attributable to net loss of $3.7 million and net cash used in changes in operating assets and liabilities of $1.2 million, partially offset by non-cash charges totaling $0.1 million, which was primarily related to stock-based compensation and change in fair value of warrant liabilities.

There were no cash flows used in or provided by investing activities for three months ended March 31, 2026 and 2025.

Net cash provided by financing activities for the three months ended March 31, 2026 was $7.7 million and primarily attributable to gross proceeds of (i) $9.3 million from an underwritten public offering in January 2026 and (ii) $0.3 million from the sale of common stock under the ATM Sales Agreement. Partially offsetting these gross proceeds was an aggregate payment of $1.9 million in issuance costs in connection with the sale of common stock and warrants under an underwritten public offering and under an at the market offering agreement. Net cash used in financing activities for the three months ended March 31, 2025 was less than $0.1 million, related to the payment of employee withholding taxes related to shares withheld from the issuance of vested restricted stock units.

For additional details, see the unaudited condensed consolidated statements of cash flows in the unaudited condensed consolidated financial statements included elsewhere in this Report.

MetaVia Inc.

Form 10-Q

Critical accounting estimates

Our unaudited condensed consolidated financial statements included in this Report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in our unaudited condensed consolidated financial statements relate to accrued expenses and the fair value of stock-based compensation and warrants. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

There have been no material changes to our critical accounting estimates and judgments since December 31, 2025. Refer to our 2025 Form 10-K for a complete discussion of our critical accounting estimates and judgments.

Recent accounting pronouncements

Information regarding (i) adoption of new accounting standards and (ii) accounting standards issued but not yet adopted is included in “Note 1. Business, basis of presentation, new accounting standards and summary of significant accounting policies” to the unaudited condensed consolidated financial statements included in this Report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rules 13a-15(b) and 15d-15(b) under Section 21E of the Exchange Act, our management, with the participation of our principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have

MetaVia Inc.

Form 10-Q

materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings arising out of our ordinary course of business. We are not currently a party to any claims or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business and unaudited condensed consolidated financial statements. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described under the heading “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K and in Part II, Item 1A of the Q1 2025 Form 10-Q, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2025 Form 10-K.

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

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 16, 2026).
4.3	Form of Series C Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 16, 2026).
4.4	Form of Series D Common Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 16, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

MetaVia Inc.

Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on May 14, 2026.

METAVIA INC.

/s/ Hyung Heon Kim
Hyung Heon Kim
President and Chief Executive Officer

/s/ Marshall H. Woodworth
Marshall H. Woodworth
Chief Financial Officer