Form 10-Q
period 2026-06-30
MetaVia Inc.
filed 2026-08-06
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 6,588,101 shares of common stock, $0.001 par value per share, issued and outstanding.

METAVIA INC.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Report”) to “we,” “us,” “the Company,” “MetaVia,” “the Registrant” and “our” refer to MetaVia Inc. and its subsidiaries.

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

Part I - Financial Information

Item 1.Financial Statements

MetaVia Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share amounts)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$12,634	$10,278
Prepaid expenses and other current assets	433	597
Total current assets	13,067	10,875
Property and equipment, net	8	17
Right-of-use asset	175	210
Other assets	21	21
Total assets	$13,271	$11,123
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$921	$1,060
Clinical trial accrued liabilities	2,825	79
Accrued expenses and other current liabilities	606	993
Warrant liabilities	23	136
Related party payable	1,897	3,312
Lease liability, short-term	74	68
Total current liabilities	6,346	5,648
Lease liability, long-term	103	142
Total liabilities	6,449	5,790
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized and no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 6,575,656 and 2,308,294 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	7	2
Additional paid–in capital	164,784	154,161
Accumulated deficit	(157,969)	(148,830)
Total stockholders’ equity	6,822	5,333
Total liabilities and stockholders’ equity	$13,271	$11,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Operations

(Unaudited - In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$3,478	$2,320	$5,579	$4,647
General and administrative	1,907	1,981	3,831	3,540
Total operating expenses	5,385	4,301	9,410	8,187
Loss from operations	(5,385)	(4,301)	(9,410)	(8,187)
Other income (expense)
(Loss) gain from change in fair value of warrant liabilities	(4)	160	113	247
Interest income, net	73	146	158	274
Total other income	69	306	271	521
Loss before income taxes	(5,316)	(3,995)	(9,139)	(7,666)
Provision for income taxes	—	—	—	—
Net loss	(5,316)	(3,995)	(9,139)	(7,666)
Loss per share of common stock, basic and diluted	$(0.90)	$(2.87)	$(1.69)	$(6.59)
Weighted average shares of common stock, basic and diluted	5,931,875	1,389,753	5,398,683	1,162,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited - In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
As of January 1, 2025	785,194	$1	$143,787	$(135,857)	$7,931
Issuance of stock for vested restricted stock units, net of shares withheld for withholding taxes	1,612	—	(12)	—	(12)
Stock-based compensation	—	—	132	—	132
Net loss	—	—	—	(3,671)	(3,671)
As of March 31, 2025	786,806	1	143,907	(139,528)	4,380
Issuance of common stock and pre-funded warrants, net of issuance costs of $874	861,759	1	9,121	—	9,122
Issuance of common stock for exercise of warrants	548,651	—	6	—	6
Issuance of stock for vested restricted stock units, net of shares withheld for withholding taxes	2,265	—	—	—	—
Stock-based compensation	—	—	111	—	111
Net loss	—	—	—	(3,995)	(3,995)
As of June 30, 2025	2,199,481	$2	$153,145	$(143,523)	$9,624

As of January 1, 2026	2,308,294	$2	$154,161	$(148,830)	$5,333
Issuance of common stock and warrants in connection with an underwritten public offering, net of issuance costs of $2,169	1,006,870	1	7,146	—	7,147
Issuance of common stock under an at the market offering agreement, net of issuance costs of $21	216,625	—	314	—	314
Issuance of common stock for exercise of warrants	1,630,964	2	—	—	2
Issuance of common stock for vested restricted stock units, net of shares withheld for withholding taxes	1,617	—	—	—	—
Stock-based compensation	—	—	100	—	100
Net loss	—	—	—	(3,823)	(3,823)
As of March 31, 2026	5,164,370	5	161,721	(152,653)	9,073
Underwritten public offering issuance costs	—	—	(10)	—	(10)
Issuance of common stock under an at the market offering agreement, net of issuance costs of $195	206,294	—	383	—	383
Issuance of common stock for exercise of warrants	1,147,318	2	2,416	—	2,418
Issuance of common stock for professional services	50,000	—	144	—	144
Issuance of common stock for vested restricted stock units	7,674	—	—	—	—
Stock-based compensation	—	—	130	—	130
Net loss	—	—	—	(5,316)	(5,316)
As of June 30, 2026	6,575,656	$7	$164,784	$(157,969)	$6,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(9,139)	$(7,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	230	243
Non-cash professional services expenses	144	—
Non-cash lease charge (credit)	2	(1)
Depreciation	9	9
Gain from change in fair value of warrant liabilities	(113)	(247)
Change in operating assets and liabilities
Prepaid expenses and other assets	164	(671)
Accounts payable	(261)	(1,348)
Accrued and other liabilities	944	1,795
Net cash used in operating activities	(8,020)	(7,886)
Investing activities
Purchases of property and equipment	—	(2)
Net cash used in investing activities	—	(2)
Financing activities
Proceeds from the issuance of common stock and warrants under an underwritten public offering	9,316	—
Payment of issuance costs in connection with the sale of common stock and warrants under an underwritten public offering	(2,179)	—
Proceeds from the issuance of common stock under an at the market offering agreement	913	—
Payment of issuance costs in connection with the sale of common stock under an at the market offering agreement	(94)	—
Proceeds from the issuance of common stock and warrants under the securities purchase agreements from a private placement offering	—	9,996
Payment of issuance costs in connection with the sale of common stock and warrants under the securities purchase agreements from a private placement offering	—	(530)
Proceeds from exercise of warrants	2,420	6
Payment of employee withholding taxes related to shares withheld from vested restricted stock units	—	(12)
Net cash provided by financing activities	10,376	9,460
Net increase in cash and cash equivalents	2,356	1,572
Cash and cash equivalents at beginning of period	10,278	16,017
Cash and cash equivalents at end of period	$12,634	$17,589

Supplemental non-cash investing and financing transactions
Unpaid issuance costs	$122	$344

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

Our operations consist principally of performing research and development (“R&D”) activities, which include preclinical development and clinical trials, and raising capital. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved.

Going concern

As reflected in the condensed consolidated financial statements, we had $12.6 million in cash and cash equivalents as of June 30, 2026. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $158.0 million as of June 30, 2026. We have incurred a net loss of $9.1 million and net cash used in operating activities of $8.0 million for the six months ended June 30, 2026. Due in large part to ongoing clinical trials, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

We plan to continue to fund our operations through equity offerings, debt financing, the exercise of existing warrants, or other sources, potentially including collaborations, out-licensing and other similar arrangements. However, there can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all, or that the warrants issued in previously consummated offerings will be exercised. To the extent that we can raise additional funds by issuing equity securities or in the event our remaining warrants are exercised, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, we may slow down or stop our ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on the Company.

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

D.Significant accounting policies

Our significant accounting policies are described in “Note 1. Business, basis of presentation, new accounting standards and summary of significant accounting policies” in the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, which is included in our 2025 Form 10-K. Except for the following disclosure, there have been no material changes to our significant accounting policies.

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

2. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Insurance	$224	$7
Deposits	2	32
Deferred equity offering costs	86	511
Other prepaid expenses	121	47
Total	$433	$597

3. Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Office equipment	$90	$90
Less accumulated depreciation	(82)	(73)
Property and equipment, net	$8	$17

We recorded depreciation expense, which was included in G&A operating expenses in the accompanying condensed consolidated statements of operations, of $4 thousand and $9 thousand for the three and six months ended June 30, 2026, respectively, and $5 thousand and $9 thousand for the three and six months ended June 30, 2025, respectively.

4. Current liabilities

Clinical trial accrued liabilities

Clinical trial accrued liabilities was $2.8 million as of June 30, 2026 as compared to $0.1 million as of December 31, 2025. The increase of $2.7 million was due to timing of when the third-party clinical research organization (“CRO”) invoices us for services performed by the CRO. Additionally, the overall increase in clinical trial accrued liabilities reflects increased R&D activities in 2026 related to the Phase 1 clinical trial for DA-1726.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Employee related costs	$561	$829
Professional service fees	22	15
Other	23	149
Total	$606	$993

Warrant liabilities

Changes to our warrant liabilities are summarized as follows (in thousands):

Total
As of January 1, 2025	$361
Gain from change in fair value of warrant liabilities	(225)
As of December 31, 2025	136
Gain from change in fair value of warrant liabilities	(113)
As of June 30, 2026	$23

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

We incurred R&D expenses of $0.2 million and $0.9 million for the three and six months ended June 30, 2026, respectively, and $1.3 million and $2.4 million for the three and six months ended June 30, 2025, respectively, under the Shared Services Agreement, which are included in R&D operating expenses in the accompanying condensed consolidated statements of operations. The aggregate amount payable to Dong-A ST was $1.9 million and $3.3 million as of June 30, 2026 and December 31, 2025, respectively, under the Shared Services Agreement, which are included in related party payable in the accompanying condensed consolidated balance sheets. Of the total amount payable to Dong-A ST as of June 30, 2026 (i) $1.4 million is payable in accordance with an invoice with extended terms in which approximately $0.7 million was due on June 30, 2026 and $0.7 million is due on September 30, 2026, (ii) $0.1 million is payable in accrued interest based on a fixed interest rate of 4.6% per annum, and (iii) $0.4 million is payable in clinical trial accrued liabilities. The amounts due on June 30, 2026 remains unpaid as of the date of issuance of these condensed consolidated financial statements and have been included in current liabilities.

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

Contingent payments and license agreements

We have certain contractual contingent payments under various merger or license agreements executed between 2019 and 2020 for our legacy therapeutic programs. Since we have discontinued the clinical development of our legacy therapeutic programs, we believe any contractual payments to be paid by us or to be received by us under these agreements are remote. Therefore, as of June 30, 2026, no liabilities or assets were recorded in the accompanying consolidated financial statements for our legacy therapeutic programs.

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

Each pre-funded warrant has an exercise price of $0.001 per share and is immediately exercisable and will expire when exercised in full. Each Series C Common Warrant and Series D Common Warrant has an exercise price of $3.10 per whole share of common stock, subject to certain adjustments, are immediately exercisable, and will expire on January 16, 2031 and January 16, 2028, respectively. Under the Series C Common Warrant and the Series D Common Warrant, we may not affect the exercise of any such warrants, and a holder will not be entitled to exercise any portion of any such warrants, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) to exceed the beneficial ownership limitation contained therein. The Series D Common Warrants are callable at our option following the release of a positive data readout for our Phase 1, Part 3 clinical trial for DA-1726 via a widely disseminated press release, subject to the satisfaction of certain conditions. The Series C and Series D Common Warrants are fixed priced and do not contain any variable pricing features or alternative exercise provisions. Based on the terms of the pre-funded warrants, the Series C Common Warrants and Series D Common Warrants, we have concluded that the accounting classification of these warrants is to be stockholders’ equity.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table provides information on the warrants exercised during the three and six months ended June 30, 2026:

	Three Months	Six Months
	Ended	Ended
Warrant Issuance	June 30, 2026	June 30, 2026
January 2026 Pre-funded	367,740	1,998,704
January 2026 Series C	30,039	30,039
January 2026 Series D	749,539	749,539
Total exercised warrants	1,147,318	2,778,282

At the market offering

In November 2025, we entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with Ladenburg Thalmann & Co. Inc., as sales agent and/or principal (“Ladenburg”), pursuant to which we could offer and sell, from time to time through or to Ladenburg, shares of our common stock having an aggregate offering price of up to $2.3 million (the “ATM Program”) through June 30, 2026. The offer and sale of the shares of common stock pursuant to the ATM Program through June 30, 2026 was made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-278646) filed with the SEC on April 12, 2024, and declared effective by the SEC on April 23, 2024, as supplemented by a prospectus supplement filed with the SEC on November 6, 2025 pursuant to Rule 424(b) under the Securities Act.

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

In 2026, we sold 422,919 shares of common stock under the ATM Program and received net proceeds of $0.7 million, net of sales agent commission and related offering expenses. As of June 30, 2026, we had $0.2 million remaining under the ATM Program in which we may offer and sell shares of our common stock. On July 2, 2026, we increased the size of the ATM Program to allow the offer and sale of shares of our common stock having an aggregate offering price of up to $4.0 million.

Private placement

In May 2025, we closed on a private placement offering with Dong-A ST and Dong-A Socio Holdings Co., Ltd., an affiliate company of Dong-A ST, and received net proceeds of $9.1 million, net of placement agent cash fees of $0.4 million and related offering expenses of $0.5 million. The private placement offering was comprised of (i) 861,758 shares of our common stock for a purchase price of $7.81 per share, and (ii) 418,651 pre-funded warrants to purchase up to an equivalent number of shares of our common stock for a purchase price of $7.799 per pre-funded warrant.

Each pre-funded warrant had an exercise price of $0.011 per share, and was exercisable beginning on June 30, 2025, which was the effective date of receiving stockholder approval for the issuance of the shares of common stock underlying the pre-funded warrants. Thereafter, on the same date, all pre-funded warrants were exercised for an equivalent number of shares of our common stock.

Common stock issued for professional services

In May 2026, we issued 50,000 shares of common stock based on a closing price of $2.89 per share on the date of issuance to a vendor for business advisory services provided by the vendor. Accordingly, we recorded an expense of approximately $0.1 million during the three and six months ended June 30, 2026, which was included in G&A operating expenses.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Warrants

The following table summarizes our outstanding warrants:

	Shares of Common Stock Issuable
	for Outstanding Warrants
	As of		Exercise
Warrant Issuance	June 30, 2026	December 31, 2025	Price	Expiration Date
January 2021	942	942	$15,919.2000	July 2026
November 2022 Series B (1)	16,176	16,176	$0.0000	December 2027
June 2024 Placement Agent	11,564	11,564	$54.0375	July 2026
June 2024 Series B (2)	693,962	693,962	$43.2300	September 2029 (latest date)
January 2026 Series C	4,478,322	—	$3.1000	January 2031
January 2026 Series D (3)	3,758,822	—	$3.1000	January 2028
Total	8,959,788	722,644
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
(3)These warrants are callable at our option following the release of a positive data readout for our Phase 1, Part 3 clinical trial for DA-1726 via a widely disseminated press release, subject to the satisfaction of certain conditions.

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

In June 2026, at our 2026 virtual annual meeting of stockholders, the Company’s stockholders approved the first amendment to the 2022 Plan (the “First Amendment”), which was previously approved by the Board of Directors of the Company. The First Amendment became effective upon stockholder approval, and provides for an increase in the aggregate number of shares of our common stock that may be issued pursuant to the 2022 Plan by 200,000 shares. Except as amended by the First Amendment, the other terms of the 2022 Plan remain in full force and effect.

The following table summarizes the outstanding awards issued pursuant to our stock-based award plans and inducement plan as of June 30, 2026 and the remaining shares of common stock available for future issuance:

			Remaining shares of
	Stock		common stock available
Plan Name	Options	RSUs	for future issuance
2019 Plan	136	—	—
2022 Plan	284	234,055	247,729
2021 Inducement Plan	—	—	378
Total	420	234,055	248,107

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

The following table summarizes the status of our outstanding restricted stock units (“RSUs”) and related transactions for the period presented, as well as our vested and deferred release RSUs as of January 1, 2026 and June 30, 2026 (in thousands, except share and per share amounts):

	Outstanding			Vested and Deferred Release
	Shares of	Average		Shares of	Average
	Common Stock	Grant Date	Aggregate	Common Stock	Grant Date	Aggregate
	Issuable	Fair Value	Fair	Issuable	Fair Value	Intrinsic
	for RSUs	Price	Value	for RSUs	Price	Value
As of January 1, 2026	29,295	$18.86	$247	3,082	$43.85	$26
Granted	214,116	2.54
Vested and released	(9,356)	17.73	20
As of June 30, 2026	234,055	$3.98	$335	11,443	$20.23	$16

Stock-based compensation expense

Stock-based compensation expense was included in operating expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$92	$83	$161	$175
Research and development	38	28	69	68
Total stock-based compensation	$130	$111	$230	$243

For stock-based awards granted under our stock-based award plans as of June 30, 2026, unrecognized stock-based compensation costs totaled $0.6 million. The unrecognized stock-based costs are expected to be recognized as an expense over a weighted average period of 1.2 years.

8.Significant segment expenses and loss before income taxes

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

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the significant segment expenses for our one reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development
Direct costs
Vanoglipel	$235	$277	$402	$568
DA-1726	2,717	1,529	4,164	3,008
Other R&D (1)	40	30	53	55
Indirect costs
Employee compensation and benefits	439	441	880	950
Consulting	47	43	80	66
Total research and development	3,478	2,320	5,579	4,647
General and administrative
Legal and professional fees	985	1,074	1,910	1,907
Consulting	204	230	451	333
Employee compensation and benefits	471	444	997	951
Other G&A (2)	247	233	473	349
Total general and administrative	1,907	1,981	3,831	3,540
Total operating expenses	5,385	4,301	9,410	8,187
Loss from operations	(5,385)	(4,301)	(9,410)	(8,187)
Total other income	69	306	271	521
Loss before income taxes	$(5,316)	$(3,995)	$(9,139)	$(7,666)

(1)Other R&D expenses include clinical, non-clinical and preclinical services and other R&D expenditures that are not attributable to a single product candidate.

(2)Other G&A expenses include insurance, software license fees, non-income state taxes, lease rental expenses and other G&A expenditures.

9.Income taxes

We do not expect to pay any significant federal or state income taxes as a result of (i) the losses recorded during the three and six months ended June 30, 2026, (ii) additional losses expected for the remainder of 2026, or (iii) net operating loss carry forwards from prior years.

We recorded a full valuation allowance of the net operating losses for the three and six months ended June 30, 2026 and 2025. Accordingly, there were no benefits for income taxes recorded for the three and six months ended June 30, 2026 and 2025. Additionally, as of June 30, 2026 and December 31, 2025, we maintain a full valuation allowance for all deferred tax assets.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

10.Loss per share of common stock

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(5,316)	$(3,995)	$(9,139)	$(7,666)
Denominator:
Weighted average shares of common stock, basic	5,931,875	1,389,753	5,398,683	1,162,692
Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock, diluted	5,931,875	1,389,753	5,398,683	1,162,692
Loss per share of common stock, basic and diluted	$(0.90)	$(2.87)	$(1.69)	$(6.59)

For each of the periods presented in the above table, our basic weighted average shares of common stock include any outstanding (i) Series B warrants issued in November 2022, (ii) pre-funded warrants issued in June 2024, May 2025 and January 2026 and (iii) vested RSUs in which their release were deferred.

Since we reported a net loss for the three and six months ended June 30, 2026 and 2025, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per share of common stock and our basic and diluted weighted average shares of common stock are the same for the three and six months ended June 30, 2026 and 2025.

The following table sets forth the potentially dilutive securities that were not included in the calculation of diluted earnings per share of common stock for three and six months ended June 30, 2026 and 2025:

	As of June 30,
	2026	2025
Stock options	420	420
RSUs	222,612	21,951
Warrants	8,943,612	706,477

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

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth our financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of June 30, 2026				As of December 31, 2025
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Bank money market funds	$10,858	$10,858	$—	$—	$8,519	$8,519	$—	$—
Total assets at fair value	$10,858	$10,858	$—	$—	$8,519	$8,519	$—	$—

Liabilities
Warrant liabilities	$23	$—	$23	$—	$136	$—	$136	$—
Total liabilities at fair value	$23	$—	$23	$—	$136	$—	$136	$—

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

Vanoglipel

We initiated a Phase 2a clinical trial in 2023 with the goal of establishing the mechanism of action and efficacy of vanoglipel in the treatment of MASH and to evaluate trends for T2DM. This is the first-in-human MASH clinical trial for vanoglipel. We are expecting to finalize the Clinical Study Report of the Phase 2a clinical trial in the fourth quarter of 2026. We are also currently working to schedule an end-of-Phase 2 meeting with the Food and Drug Administration to discuss the clinical development pathway for the vanoglipel combination therapy.

For additional information on vanoglipel, including an overview of the top-line 16-week results from the two-part Phase 2a clinical trial, see “Part I, Item 1. Business, Our Pipeline, vanoglipel (DA-1241) Treatment of MASH” in our 2025 Form 10-K and our Current Reports on Form 8-Ks dated May 18, 2026 and June 8, 2026.

DA-1726

We initiated a Phase 1 clinical trial in 2024 with the goal of establishing the safety and tolerability of DA-1726 while exploring the mechanism of action and efficacy of DA-1726 in the treatment of obesity. This is the first-in-human clinical trial for DA-

MetaVia Inc.

Form 10-Q

1726. We started Part 3a and Part 3b of the Phase 1 clinical trial in April 2026. Part 3a will be a one-step titration with 16 mg for four weeks and 48 mg for 12 weeks. Part 3b will be a two-step titration with 16 mg for four weeks, 32 mg for four weeks and 64 mg for eight weeks. These titration studies are to see if the graduated increase in dose can remove any moderate adverse effects from the 48 mg dose level and to seek DA-1726 at a higher dose level of 64 mg. We expect dose-dependent exploratory weight loss and other early signals in the exploratory endpoints with potential for best-in-class safety and tolerability. The data readout for both Part 3a and Part 3b is planned for the fourth quarter of 2026.

For additional information on DA-1726, see “Part I, Item 1. Business, Our Pipeline, DA-1726 Treatment of Obesity” in our 2025 Form 10-K and our Current Reports on Form 8-Ks dated January 5, 2026, March 18, 2026, April 10, 2026, May 11, 2026, May 18, 2026, May 27, 2026, June 8, 2026 and July 9, 2026.

Recent developments

●	April 2026: Dosed the first patient in the Phase 1, Part 3 clinical trial for DA-1726 in obese, otherwise healthy adults using one-step titration to 48 mg and two-step titration to 64 mg to safely achieve higher target doses and optimize tolerability.
●	May 2026: Presented additional data from the 48 mg Phase 1 clinical trial of DA-1726 at the European Association for the Study of the Liver Congress 2026 (EASL 2026), which was held May 27-30 in Barcelona, Spain, demonstrating up to 9.1% mean body weight reduction without evidence of plateau and exploratory improvements in liver-related biomarkers, supporting the potential of DA-1726 in obesity and MASH.
●	June 2026: Presented new late-breaking data at the American Diabetes Association’s (ADA) 2026 Scientific Sessions, which was held in New Orleans, Louisiana, United States, supporting DA-1726's differentiated obesity profile and demonstrating the combination potential of vanoglipel with resmetirom in MASH and metformin in type 2 diabetes.
●	July 2026: Announced the completion of dose titration in the 16-week, Phase 1 Part 3 study of DA-1726, with all active patients successfully reaching the highest planned dose levels of 48 mg and 64 mg.

Key operating information

Our key operating information is described in “Key operating information” within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. There have been no material changes to our key operating information.

MetaVia Inc.

Form 10-Q

Results of operations

Three months ended June 30, 2026 compared to three months ended June 30, 2025

The following table summarizes our results of operations (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2026	2025
Operating expenses
Research and development	$3,478	$2,320
General and administrative	1,907	1,981
Total operating expenses	5,385	4,301
Loss from operations	(5,385)	(4,301)
Other income (expense)
(Loss) gain from change in fair value of warrant liabilities	(4)	160
Interest income, net	73	146
Total other income	69	306
Loss before income taxes	(5,316)	(3,995)
Provision for income taxes	—	—
Net loss	$(5,316)	$(3,995)
Loss per share of common stock, basic and diluted	$(0.90)	$(2.87)
Weighted average shares of common stock, basic and diluted	5,931,875	1,389,753

Total operating expenses and loss from operations

Our total operating expenses and loss from operations for the three months ended June 30, 2026 were $5.4 million, an increase of approximately $1.1 million, or 25.2%, compared to the corresponding period in 2025. This increase was mainly attributable to higher R&D expenses for the three months ended June 30, 2026, partially offset by lower general and administrative (“G&A”) expenses. Our R&D expenses were $3.5 million for the three months ended June 30, 2026, an increase of $1.2 million, or 49.9%, compared to the corresponding period in 2025. Our G&A expenses were $1.9 million for the three months ended June 30, 2026, a decrease of approximately $0.1 million, or 3.7%, compared to the corresponding period in 2025.

The following table summarizes our R&D expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Direct costs
Vanoglipel	$235	$277
DA-1726	2,717	1,529
Other R&D	40	30
Indirect costs
Employee compensation and benefits	439	441
Consulting	47	43
Total research and development	$3,478	$2,320

The $1.2 million increase in R&D expenses reflects increased R&D activities related to the Phase 1 clinical trial for DA-1726 during the three months ended June 30, 2026 as compared to the corresponding period in 2025. Specifically, the increase in R&D expenses was mainly attributable to higher direct R&D expenses related to DA-1726 product development. Included in direct R&D costs were expenses totaling $0.2 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, related to investigational drug manufacturing, non-clinical and preclinical costs incurred under the Shared Services Agreement with Dong-A ST (related party).

The approximately $0.1 million decrease in G&A expenses was primarily attributable to lower legal and professional fees.

MetaVia Inc.

Form 10-Q

Total other income

Our total other income for the three months ended June 30, 2026 was $0.1 million, a decrease of $0.2 million, or 77.5%, compared to the corresponding period in 2025. This decrease was attributable to an approximately $0.2 million negative impact from the change in fair value of warrant liabilities due to the impact of our common stock’s decline in stock price and approximately $0.1 million in lower interest income, net, due to lower balances of cash and cash equivalents and lower interest rates.

Provision for income taxes

Our provision for income taxes and effective tax rate for the three months ended June 30, 2026 and 2025 were zero as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For the three months ended June 30, 2026, we had a net loss of $5.3 million, or $0.90 per share of basic and diluted common stock, compared to a net loss of $4.0 million, or $2.87 per share of basic and diluted common stock for the corresponding period in 2025, primarily due to the factors described above.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

The following table summarizes our results of operations (in thousands, except share and per share amounts):

	Six Months Ended June 30,
	2026	2025
Operating expenses
Research and development	$5,579	$4,647
General and administrative	3,831	3,540
Total operating expenses	9,410	8,187
Loss from operations	(9,410)	(8,187)
Other income
Gain from change in fair value of warrant liabilities	113	247
Interest income, net	158	274
Total other income	271	521
Loss before income taxes	(9,139)	(7,666)
Provision for income taxes	—	—
Net loss	$(9,139)	$(7,666)
Loss per share of common stock, basic and diluted	$(1.69)	$(6.59)
Weighted average shares of common stock, basic and diluted	5,398,683	1,162,692

Total operating expenses and loss from operations

Our total operating expenses and loss from operations for the six months ended June 30, 2026 were $9.4 million, an increase of approximately $1.2 million, or 14.9%, compared to the corresponding period in 2025. This increase was attributable to higher R&D and G&A expenses for the six months ended June 30, 2026. Our R&D expenses were $5.6 million for the six months ended June 30, 2026, an increase of $0.9 million, or 20.1%, compared to the corresponding period in 2025. Our G&A expenses were $3.8 million for the six months ended June 30, 2026, an increase of approximately $0.3 million, or 8.2%, compared to the corresponding period in 2025.

MetaVia Inc.

Form 10-Q

The following table summarizes our R&D expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Direct costs
Vanoglipel	$402	$568
DA-1726	4,164	3,008
Other R&D	53	55
Indirect costs
Employee compensation and benefits	880	950
Consulting	80	66
Total research and development	$5,579	$4,647

The $0.9 million increase in R&D expenses reflects increased R&D activities related to the Phase 1 clinical trial for DA-1726 during the six months ended June 30, 2026 as compared to the corresponding period in 2025. Specifically, the increase in R&D expenses was primarily attributable to $1.2 million in higher direct R&D expenses related to DA-1726 product development, partially offset by (i) $0.2 million in lower direct R&D expenses related to vanoglipel product development and (ii) $0.1 million in lower indirect employee compensation and benefits costs. Included in direct R&D costs were expenses totaling $0.9 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively, related to investigational drug manufacturing, non-clinical and preclinical costs incurred under the Shared Services Agreement with Dong-A ST (related party).

The $0.3 million increase in G&A expenses was primarily attributable to (i) $0.1 million in higher consulting expenditures, (ii) approximately $0.1 million in higher employee compensation and benefits costs, and (iii) $0.1 million in higher other G&A expenses, which was primarily related to higher franchise tax expenses.

Total other income

Our total other income for the six months ended June 30, 2026 was $0.3 million, a decrease of approximately $0.3 million, or 48.0%, compared to the corresponding period in 2025. This decrease was attributable to (i) approximately $0.1 million in lower gain from change in fair value of warrant liabilities due to the impact of our common stock’s decline in stock price and (ii) approximately $0.1 million in lower interest income, net, due to lower balances of cash and cash equivalents and lower interest rates.

Provision for income taxes

Our provision for income taxes and effective tax rate for the six months ended June 30, 2026 and 2025 were zero as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For the six months ended June 30, 2026, we had a net loss of $9.1 million, or $1.69 per share of basic and diluted common stock, compared to a net loss of $7.7 million, or $6.59 per share of basic and diluted common stock for the corresponding period in 2025, primarily due to the factors described above.

Going concern

As reflected in the unaudited condensed consolidated financial statements, we had $12.6 million in cash and cash equivalents as of June 30, 2026. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $158.0 million as of June 30, 2026. We have incurred a net loss of $9.1 million and net cash used in operating activities of $8.0 million for the six months ended June 30, 2026. Due in large part to the ongoing clinical trials, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these unaudited condensed consolidated financial statements.

We plan to continue to fund our operations from equity offerings, debt financing, exercise of existing warrants, or other sources,

MetaVia Inc.

Form 10-Q

potentially including collaborations, out-licensing and other similar arrangements. However, there can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all, or that the warrants issued in previously consummated offerings will be exercised. To the extent that we can raise additional funds by issuing equity securities or in the event our remaining warrants are exercised, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, we may slow down or stop our ongoing and planned clinical trials until such time as additional capital is raised and this may have a material adverse effect on us.

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

Liquidity and capital resources

Our primary use of cash is to fund our R&D activities. We have funded our operations primarily through public offerings of our common stock and private placements of equity and convertible securities. As of June 30, 2026, we had cash and cash equivalents totaling $12.6 million. We maintain cash and cash equivalents at a financial institution that at times may exceed the Federal Deposit Insurance Corporation insured limits of $0.25 million per bank. To date, we have not experienced any losses related to these funds. Our cash equivalents consist principally of bank money market accounts and these securities are carried at cost, which approximates market value.

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

Each pre-funded warrant has an exercise price of $0.001 per share and is immediately exercisable and will expire when exercised in full. Each Series C Common Warrant and Series D Common Warrant has an exercise price of $3.10 per whole share of common stock, subject to certain adjustments, are immediately exercisable, and will expire on January 16, 2031 and January 16, 2028, respectively. Under the Series C Common Warrant and the Series D Common Warrant, we may not affect the exercise of any such warrants, and a holder will not be entitled to exercise any portion of any such warrants, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) to exceed the beneficial ownership limitation contained therein. The Series D Common Warrants are callable at our option following the release of a positive data readout for our Phase 1, Part 3 clinical trial for DA-1726 via a widely disseminated press release, subject to the satisfaction of certain conditions. The Series C Common Warrants and Series D Common Warrants are fixed priced and do not contain any variable pricing features or alternative exercise provisions.

The following table provides information on the warrants exercised during the three and six months ended June 30, 2026:

	Three Months	Six Months
	Ended	Ended
Warrant Issuance	June 30, 2026	June 30, 2026
January 2026 Pre-funded	367,740	1,998,704
January 2026 Series C	30,039	30,039
January 2026 Series D	749,539	749,539
Total	1,147,318	2,778,282

MetaVia Inc.

Form 10-Q

At the market offering

In November 2025, we entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with Ladenburg Thalmann & Co. Inc., as sales agent and/or principal (“Ladenburg”), pursuant to which we could offer and sell, from time to time through or to Ladenburg, shares of our common stock having an aggregate offering price of up to $2.3 million (the “ATM Program”) through June 30, 2026. The offer and sale of the shares of common stock pursuant to the ATM Program through June 30, 2026 was made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-278646) filed with the SEC on April 12, 2024, and declared effective by the SEC on April 23, 2024, as supplemented by a prospectus supplement filed with the SEC on November 6, 2025 pursuant to Rule 424(b) under the Securities Act.

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

In 2026, we sold 422,919 shares of common stock under the ATM Program and received net proceeds of $0.7 million, net of sales agent commission and related offering expenses. As of June 30, 2026, we had $0.2 million remaining under the ATM Program in which we may offer and sell shares of our common stock. On July 2, 2026, we increased the size of the ATM Program to allow the offer and sale of shares of our common stock having an aggregate offering price of up to $4.0 million.

Cash flows

The principal use of cash in operating activities is to fund our current expenditures in support of our R&D activities. Financing activities currently represent the principal source of our cash flow.

The following table reflects the major categories of cash flows (in thousands).

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(8,020)	$(7,886)
Net cash used in investing activities	—	(2)
Net cash provided by financing activities	10,376	9,460
Net increase in cash and cash equivalents	$2,356	$1,572

Net cash used in operating activities for the six months ended June 30, 2026 was approximately $8.0 million and primarily attributable to net loss of $9.1 million, partially offset by changes in operating assets and liabilities of $0.8 million and non-cash charges totaling $0.3 million, which was primarily related to stock-based compensation, non-cash professional services expenses and change in fair value of warrant liabilities. Net cash used in operating activities for the six months ended June 30, 2025 was $7.9 million and primarily attributable to net loss of $7.7 million and net cash used in changes in operating assets and liabilities of $0.2 million.

There were no cash flows used in or provided by investing activities for the six months ended June 30, 2026 while cash used in investing activities for the six months ended June 30, 2025 was minimal and related to the purchase of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2026 was $10.4 million and primarily attributable to gross proceeds of (i) $9.3 million from an underwritten public offering in January 2026, (ii) $0.9 million from the sale of common stock under the ATM Sales Agreement and (iii) $2.4 million from exercise of warrants. Partially offsetting these gross proceeds was an aggregate payment of $2.3 million in issuance costs in connection with the sale of common stock and warrants under an underwritten public offering and under an at the market offering agreement. Net cash provided by financing activities for the six months ended June 30, 2025 was $9.5 million and primarily attributable to gross proceeds of $10.0 million from the

MetaVia Inc.

Form 10-Q

May 2025 private placement offering, partially offset by the payment of $0.5 million of issuance costs in connection with the May 2025 private placement offering.

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

MetaVia Inc.

Form 10-Q

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described under the heading “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2025 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2026, we issued 50,000 shares of common stock, based on a closing price of $2.89 per share on the date of issuance, to a vendor for business advisory services provided by the vendor. Based in part on the representations made by the vendor, the offer and sale of the shares of common stock was made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Exhibit Number	Description of Document
3.1

Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 10, 2016).

MetaVia Inc.

Form 10-Q

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

3.8	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2024).
10.1#*	Amended and Restated Non-Employee Director Compensation Policy, dated May 7, 2024, as amended November 29, 2024 and June 8, 2026.
10.2

First Amendment to the Registrant’s Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 8, 2026).

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

#Indicates management contract or compensatory plan.

*Filed herewith

**Furnished herewith

MetaVia Inc.

Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on August 6, 2026.

METAVIA INC.

/s/ Hyung Heon Kim
Hyung Heon Kim
President and Chief Executive Officer

/s/ Marshall H. Woodworth
Marshall H. Woodworth
Chief Financial Officer