Form 10-Q
period 2026-09-30
MetaVia Inc.
filed 2026-11-13
CIK 1638287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of November 9, 2026, the registrant had 6,742,889 shares of common stock, $0.001 par value per share, issued and outstanding.

METAVIA INC.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Report”) to “we,” “us,” “the Company,” “MetaVia,” “the Registrant” and “our” refer to MetaVia Inc. and its subsidiaries.

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

Part I - Financial Information

Item 1.Financial Statements

MetaVia Inc.

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share amounts)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$8,778	$10,278
Prepaid expenses and other current assets	575	597
Total current assets	9,353	10,875
Property and equipment, net	22	17
Operating lease right-of-use asset	158	210
Other assets	21	21
Total assets	$9,554	$11,123
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,478	$1,060
Clinical trial accrued liabilities	1,579	79
Accrued expenses and other current liabilities	782	993
Warrant liabilities	25	136
Related party payable	2,119	3,312
Operating lease liabilities, current	77	68
Total current liabilities	7,060	5,648
Operating lease liabilities, non-current	83	142
Total liabilities	7,143	5,790
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized and no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 6,742,889 and 2,308,294 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	7	2
Additional paid–in capital	164,996	154,161
Accumulated deficit	(162,592)	(148,830)
Total stockholders’ equity	2,411	5,333
Total liabilities and stockholders’ equity	$9,554	$11,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Operations

(Unaudited - In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$2,589	$1,914	$8,168	$6,561
General and administrative	2,104	1,561	5,935	5,101
Total operating expenses	4,693	3,475	14,103	11,662
Loss from operations	(4,693)	(3,475)	(14,103)	(11,662)
Other income (expense)
(Loss) gain from change in fair value of warrant liabilities	(2)	(53)	111	194
Interest income, net	72	151	230	425
Total other income	70	98	341	619
Loss before income taxes	(4,623)	(3,377)	(13,762)	(11,043)
Provision for income taxes	—	—	—	—
Net loss	(4,623)	(3,377)	(13,762)	(11,043)
Loss per share of common stock, basic and diluted	$(0.69)	$(1.52)	$(2.36)	$(6.93)
Weighted average shares of common stock, basic and diluted	6,679,250	2,219,625	5,830,258	1,592,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited - In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
As of January 1, 2025	785,194	$1	$143,787	$(135,857)	$7,931
Issuance of common stock for vested restricted stock units, net of shares withheld for withholding taxes	1,612	—	(12)	—	(12)
Stock-based compensation	—	—	132	—	132
Net loss	—	—	—	(3,671)	(3,671)
As of March 31, 2025	786,806	1	143,907	(139,528)	4,380
Issuance of common stock and pre-funded warrants under the securities purchase agreements from a private placement offering, net of issuance costs of $874	861,759	1	9,121	—	9,122
Issuance of common stock for exercise of warrants	548,651	—	6	—	6
Issuance of common stock for vested restricted stock units, net of shares withheld for withholding taxes	2,265	—	—	—	—
Stock-based compensation	—	—	111	—	111
Net loss	—	—	—	(3,995)	(3,995)
As of June 30, 2025	2,199,481	2	153,145	(143,523)	9,624
Issuance costs in connection with the sale of common stock and pre-funded warrants under the securities purchase agreements from a private placement offering	—	—	(13)	—	(13)
Issuance of common stock for vested restricted stock units, net of shares withheld for withholding taxes	1,863	—	—	—	—
Stock-based compensation	—	—	97	—	97
Net loss	—	—	—	(3,377)	(3,377)
As of September 30, 2025	2,201,344	$2	$153,229	$(146,900)	$6,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited - In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
As of January 1, 2026	2,308,294	$2	$154,161	$(148,830)	$5,333
Issuance of common stock and warrants in connection with an underwritten public offering, net of issuance costs of $2,169	1,006,870	1	7,146	—	7,147
Issuance of common stock under an at the market offering agreement, net of issuance costs of $21	216,625	—	314	—	314
Issuance of common stock for exercise of warrants	1,630,964	2	—	—	2
Issuance of common stock for vested restricted stock units, net of shares withheld for withholding taxes	1,617	—	—	—	—
Stock-based compensation	—	—	100	—	100
Net loss	—	—	—	(3,823)	(3,823)
As of March 31, 2026	5,164,370	5	161,721	(152,653)	9,073
Underwritten public offering issuance costs	—	—	(10)	—	(10)
Issuance of common stock under an at the market offering agreement, net of issuance costs of $195	206,294	—	383	—	383
Issuance of common stock for exercise of warrants	1,147,318	2	2,416	—	2,418
Issuance of common stock for professional services	50,000	—	144	—	144
Issuance of common stock for vested restricted stock units	7,674	—	—	—	—
Stock-based compensation	—	—	130	—	130
Net loss	—	—	—	(5,316)	(5,316)
As of June 30, 2026	6,575,656	7	164,784	(157,969)	6,822
Issuance of common stock under an at the market offering agreement, net of issuance costs of $194	114,059	—	5	—	5
Issuance of common stock for professional services	48,489	—	72	—	72
Issuance of common stock for vested restricted stock units	4,685	—	—	—	—
Stock-based compensation	—	—	135	—	135
Net loss	—	—	—	(4,623)	(4,623)
As of September 30, 2026	6,742,889	$7	$164,996	$(162,592)	$2,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(13,762)	$(11,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	365	340
Non-cash professional services expenses	216	—
Non-cash lease charge	2	—
Depreciation	16	14
Gain from change in fair value of warrant liabilities	(111)	(194)
Change in operating assets and liabilities
Prepaid expenses and other assets	22	(314)
Accounts payable	1,418	(1,280)
Accrued and other liabilities	96	1,636
Net cash used in operating activities	(11,738)	(10,841)
Investing activities
Purchases of property and equipment	(21)	(2)
Net cash used in investing activities	(21)	(2)
Financing activities
Proceeds from the sale of common stock and warrants under an underwritten public offering	9,316	—
Payment of issuance costs in connection with the sale of common stock and warrants under an underwritten public offering	(2,179)	—
Proceeds from the sale of common stock under an at the market offering agreement	1,091	—
Payment of issuance costs in connection with the sale of common stock under an at the market offering agreement	(389)	—
Proceeds from the sale of common stock and warrants under the securities purchase agreements from a private placement offering	—	9,996
Payment of issuance costs in connection with the sale of common stock and warrants under the securities purchase agreements from a private placement offering	—	(887)
Proceeds from exercise of warrants	2,420	6
Payment of employee withholding taxes related to shares withheld from vested restricted stock units	—	(12)
Net cash provided by financing activities	10,259	9,103
Net decrease in cash and cash equivalents	(1,500)	(1,740)
Cash and cash equivalents at beginning of period	10,278	16,017
Cash and cash equivalents at end of period	$8,778	$14,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.Business, basis of presentation, new accounting standards and summary of significant accounting policies

General

MetaVia Inc. (the “Company”), a Delaware corporation, and its subsidiaries are referred to collectively in these notes to the financial statements of the Company as “MetaVia,” “we,” “our” and “us.” We are a clinical-stage biotechnology company focused primarily on developing novel pharmaceuticals to treat liver-focused cardiometabolic diseases. We have two programs, vanoglipel and DA-1726, focused primarily on the treatment of metabolic dysfunction-associated steatotic liver disease (“MASLD”), metabolic dysfunction-associated steatohepatitis (“MASH”), metabolic dysfunction and alcohol-associated liver disease (“MetALD”) and alcohol-related liver disease (“ALD”).

While we focus our financial resources and management’s attention on the development of vanoglipel and DA-1726, we also have four legacy therapeutic programs designed to impact a range of indications in viral, neurodegenerative and cardiometabolic diseases which we are not planning to advance development on and have, or continue to consider for, out-licensing and divestiture opportunities. In July 2024, we entered into an exclusive out-license agreement, as amended in October 2026, with MThera Pharma Co., LTD. (“MThera”) to provide MThera with the rights to one of our legacy therapeutic programs, NB-01, for the treatment of painful diabetic neuropathy.

Our operations consist principally of performing research and development (“R&D”) activities, which include preclinical development and clinical trials, and raising capital. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved.

Going concern

As reflected in the condensed consolidated financial statements, we had $8.8 million in cash and cash equivalents as of September 30, 2026. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $162.6 million as of September 30, 2026. We have incurred a net loss of $13.8 million and net cash used in operating activities of $11.7 million for the nine months ended September 30, 2026. Due in large part to ongoing clinical trials, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

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

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Financial Instruments with Characteristics of Both Liabilities and Equity

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

We account for issued warrants either as a liability or equity in accordance with Accounting Standards Codification (“ASC”) 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480-10, warrants are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, we consider the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in (loss) gain from change in fair value of warrant liabilities in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, we assess whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or under another applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

2. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Insurance	$133	$7
Deposits	2	32
Deferred equity offering costs	286	511
Other prepaid expenses	154	47
Total	$575	$597

3. Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Office equipment	$74	$90
Less accumulated depreciation	(52)	(73)
Property and equipment, net	$22	$17

We recorded depreciation expense, which was included in general and administrative (“G&A”) operating expenses in the accompanying condensed consolidated statements of operations, of $7 thousand and $16 thousand for the three and nine months ended September 30, 2026, respectively, and $5 thousand and $14 thousand for the three and nine months ended September 30, 2025, respectively.

4. Current liabilities

Clinical trial accrued liabilities

Clinical trial accrued liabilities were $1.6 million as of September 30, 2026 as compared to $0.1 million as of December 31, 2025. The increase of $1.5 million was due to timing of when the third-party clinical research organization (“CRO”) invoices us for services performed by the CRO. Additionally, the overall increase in clinical trial accrued liabilities reflects increased R&D activities in 2026 related to the Phase 1 clinical trial for DA-1726.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Employee related costs	$744	$829
Professional service fees	15	15
Other	23	149
Total	$782	$993

Warrant liabilities

Changes to our warrant liabilities are summarized as follows (in thousands):

Total
As of January 1, 2025	$361
Gain from change in fair value of warrant liabilities	(225)
As of December 31, 2025	136
Gain from change in fair value of warrant liabilities	(111)
As of September 30, 2026	$25

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

5.Related party

License agreement with Dong-A ST for vanoglipel and DA-1726

We entered into a license agreement with Dong-A ST Co., Ltd. (“Dong-A ST”) pursuant to which we received an exclusive global license (except for the territory of the Republic of Korea) for two proprietary compounds for specified indications (the “2022 License Agreement”) upon meeting certain financing milestones. The 2022 License Agreement covers the rights to vanoglipel and DA-1726.

Under the terms of the 2022 License Agreement, Dong-A ST will be eligible to receive (i) regulatory milestone payments of up to $178.0 million for DA-1726 and $138.0 million for vanoglipel, dependent upon the achievement of specific regulatory developments; (ii) commercial-based milestone payments, dependent upon the achievement of specific commercial developments; and (iii) single digit royalties on net sales received by us from the commercial sale of products covering vanoglipel or DA-1726. The term of the 2022 License Agreement continues on a product-by-product and country-by-country basis until the later of (i) the fifth anniversary of the first commercial sale of such product in such country, (ii) the expiration or termination of the last valid patent claim that covers a product in such country and (iii) the loss of regulatory exclusivity for such product in such jurisdiction. Either Dong-A ST or MetaVia may terminate the 2022 License Agreement (i) if the other party is in material breach of the agreement and has not cured or started to cure the breach within 60 days of notice of such breach; provided that if the breach cannot be cured within the 60-day period and the breaching party started to remedy the breach, if such breach is not cured within 90 days of receipt of written notice, or (ii) if the other party is subject to a bankruptcy or insolvency event (subject to a 30-day cure period in the case of a petition for bankruptcy).

As of September 30, 2026, there were no potential milestones under the 2022 License Agreement that were yet considered probable; therefore, no liabilities were recorded.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Shared services agreement with Dong-A ST

In conjunction with the 2022 License Agreement, we entered into a shared services agreement with Dong-A ST (the “Shared Services Agreement”), relating to vanoglipel and DA-1726. The Shared Services Agreement provides that Dong-A ST may provide technical support, preclinical development, and clinical trial support services on terms and conditions acceptable to both parties. In addition, the Shared Services Agreement provides that Dong-A ST will manufacture all of our clinical requirements of vanoglipel and DA-1726 under the terms provided in the Shared Services Agreement.

Either party may terminate the Shared Services Agreement for the other party’s material breach that is not cured within 30 days of notice. Dong-A ST may also terminate the Shared Services Agreement in part on a service-by-service or product-by-product basis upon a breach by us which is not cured within 30 days.

We incurred R&D expenses of $0.3 million and $1.2 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $2.6 million for the three and nine months ended September 30, 2025, respectively, under the Shared Services Agreement, which are included in R&D operating expenses in the accompanying condensed consolidated statements of operations. The aggregate amount payable to Dong-A ST was $2.1 million and $3.3 million as of September 30, 2026 and December 31, 2025, respectively, under the Shared Services Agreement, which are included in related party payable in the accompanying condensed consolidated balance sheets. Of the total amount payable to Dong-A ST as of September 30, 2026 (i) $1.4 million is payable in accordance with an extended term trade invoice, (ii) approximately $0.1 million is payable in accrued interest based on a fixed interest rate of 4.6% per annum, and (iii) $0.7 million is payable in clinical trial accrued liabilities. The amounts payable under the extended term trade invoice were due in two payments of approximately $0.7 million on June 30, 2026 and September 30, 2026 and such amounts remain unpaid as of the date of issuance of these condensed consolidated financial statements and have been included in current liabilities.

y6. Commitments and contingencies

Contingent payments and license agreements

We have certain contractual contingent payments under various merger or license agreements executed between 2019 and 2020 for our legacy therapeutic programs. Since we have discontinued the clinical development of our legacy therapeutic programs, we believe any contractual payments to be paid by us or to be received by us under these agreements are remote. Therefore, as of September 30, 2026, no liabilities or assets were recorded in the accompanying consolidated financial statements for our legacy therapeutic programs.

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

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Each pre-funded warrant had an exercise price of $0.001 per share, and was immediately exercisable and would expire when exercised in full. Each Series C Common Warrant and Series D Common Warrant has an exercise price of $3.10 per whole share of common stock, subject to certain adjustments, are immediately exercisable, and will expire on January 16, 2031 and January 16, 2028, respectively. Under the Series C Common Warrant and the Series D Common Warrant, we may not affect the exercise of any such warrants, and a holder will not be entitled to exercise any portion of any such warrants, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) to exceed the beneficial ownership limitation contained therein. The Series D Common Warrants are callable at our option following the release of a positive data readout for our Phase 1, Part 3 clinical trial for DA-1726 via a widely disseminated press release, subject to the satisfaction of certain conditions. The Series C and Series D Common Warrants are fixed priced and do not contain any variable pricing features or alternative exercise provisions. Based on the terms of the pre-funded warrants, the Series C Common Warrants and Series D Common Warrants, we have concluded that the accounting classification of these warrants is to be stockholders’ equity.

The following table provides information on the warrants exercised during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
Warrant Issuance	2026	2025
January 2026 Pre-funded	1,998,704	—
January 2026 Series C	30,039	—
January 2026 Series D	749,539	—
June 2024 Pre-funded	—	130,000
May 2025 Pre-funded	—	418,651
Total exercised warrants	2,778,282	548,651

At the market offering

In November 2025, we entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with Ladenburg Thalmann & Co. Inc., as sales agent and/or principal (“Ladenburg”), pursuant to which we could offer and sell, from time to time through or to Ladenburg, shares of our common stock having an aggregate offering price of up to $2.3 million (the “ATM Program”). The offer and sale of the shares of common stock pursuant to the ATM Program was made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-278646) filed with the SEC on April 12, 2024, and declared effective by the SEC on April 23, 2024, as supplemented by a prospectus supplement filed with the SEC on November 6, 2025 and July 2, 2026 pursuant to Rule 424(b) under the Securities Act.

From November 2025 to June 2026, we sold 529,707 shares of common stock for an aggregate sale price of $2.1 million under the ATM Program and received net proceeds of $1.6 million, net of sales agent commission and related offering expenses. The remaining $0.2 million amount under the ATM Program for the offer and sale of shares of our common stock was increased to $4.0 million on July 2, 2026. During the three months ended September 30, 2026, we sold 114,059 shares of common stock for an aggregate sale price of $0.2 million under the ATM Program and received net proceeds of $5 thousand, net of sales agent commission and related offering expenses. As of September 30, 2026, we had $3.8 million remaining under the ATM Program in which we may offer and sell shares of our common stock. For the nine months ended September 30, 2026, we sold 536,978  shares of common stock for an aggregate sale price of $1.1 million under the ATM Program and received net proceeds of $0.7 million, net of sales agent commission and related offering expenses.

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

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Private placement

In May 2025, we closed on a private placement offering with Dong-A ST and Dong-A Socio Holdings Co., Ltd. – now known as Dong-A Pharmaceutical Co., Ltd., an affiliate company of Dong-A ST, and received net proceeds of $9.1 million, net of placement agent cash fees of $0.4 million and related offering expenses of $0.5 million. The private placement offering was comprised of (i) 861,759 shares of our common stock for a purchase price of $7.81 per share, and (ii) 418,651 pre-funded warrants to purchase up to an equivalent number of shares of our common stock for a purchase price of $7.799 per pre-funded warrant.

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

Common stock issued for professional services

In May 2026, we issued 50,000 shares of common stock based on a closing price of $2.89 per share on the date of issuance to a vendor for business advisory services provided by the vendor. In August 2026, we issued 48,489 shares of common stock based on a closing price of $1.48 per share on the date of issuance to a vendor for business advisory services provided by the vendor. For the three and nine months ended September 30, 2026, we recorded G&A operating expenses of approximately $0.1 million and $0.2 million, respectively.

Warrants

The following table summarizes our outstanding warrants:

	Shares of Common Stock Issuable
	for Outstanding Warrants
	As of		Exercise
Warrant Issuance	September 30, 2026	December 31, 2025	Price	Expiration Date
January 2021	—	942	$15,919.2000	July 2026
November 2022 Series B (1)	16,176	16,176	$0.0000	December 2027
June 2024 Placement Agent	—	11,564	$54.0375	July 2026
June 2024 Series B (2)	693,962	693,962	$43.2300	September 2029 (latest date)
January 2026 Series C	4,478,322	—	$3.1000	January 2031
January 2026 Series D (3)	3,758,822	—	$3.1000	January 2028
Total	8,947,282	722,644
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

In June 2026, at our 2026 annual meeting of stockholders, the Company’s stockholders approved the first amendment to the 2022 Plan (the “First Amendment”), which was previously approved by the Board of Directors of the Company. The First Amendment became effective upon stockholder approval, and provides for an increase in the aggregate number of shares of our common stock that may be issued pursuant to the 2022 Plan by 200,000 shares. Except as amended by the First Amendment, the other terms of the 2022 Plan remain in full force and effect.

The following table summarizes the outstanding awards issued pursuant to our stock-based award plans and inducement plan as of September 30, 2026 and the remaining shares of common stock available for future issuance:

			Remaining shares of
	Stock		common stock available
Plan Name	Options	RSUs	for future issuance
2019 Plan	136	—	—
2022 Plan	284	229,370	247,729
2021 Inducement Plan	—	—	378
Total	420	229,370	248,107

Restricted Stock Units

The following table summarizes the status of our outstanding restricted stock units (“RSUs”) and related transactions for the period presented, as well as our vested and deferred release RSUs as of January 1, 2026 and September 30, 2026 (in thousands, except share and per share amounts):

	Outstanding			Vested and Deferred Release
	Shares of	Average		Shares of	Average
	Common Stock	Grant Date	Aggregate	Common Stock	Grant Date	Aggregate
	Issuable	Fair Value	Fair	Issuable	Fair Value	Intrinsic
	for RSUs	Price	Value	for RSUs	Price	Value
As of January 1, 2026	29,295	$18.86	$247	3,082	$43.85	$26
Granted	214,116	2.54
Vested and released	(14,041)	18.91	28
As of September 30, 2026	229,370	$3.62	$360	10,846	$18.19	$17

Stock-based compensation expense

Stock-based compensation expense was included in operating expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$103	$72	$264	$247
Research and development	32	25	101	93
Total stock-based compensation	$135	$97	$365	$340

For stock-based awards granted under our stock-based award plans as of September 30, 2026, unrecognized stock-based compensation costs totaled $0.6 million. The unrecognized stock-based costs are expected to be recognized as an expense over a weighted average period of 1.2 years.

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8.Significant segment expenses and loss before income taxes

We manage and operate as one reportable segment, which is principally the business of development of pharmaceutical products, with one geographic location in the U.S. We do not operate separate lines of business with respect to each pharmaceutical product being developed. Our Chief Operating Decision Maker (“CODM”) is our chief executive officer. The CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources. The measure of performance used by the CODM to assess segment performance is reported on the consolidated statements of operations as loss from operations and net loss. Since the Company only has one reportable segment, our CODM does not need to decide on how to allocate resources between segments. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The following table sets forth the significant segment expenses for our one reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development
Direct costs
Vanoglipel	$205	$190	$607	$758
DA-1726	1,932	1,080	6,096	4,088
Other R&D (1)	13	52	66	107
Indirect costs
Employee compensation and benefits	386	351	1,266	1,301
Consulting	53	241	133	307
Total research and development	2,589	1,914	8,168	6,561
General and administrative
Legal and professional fees	897	690	2,807	2,597
Consulting	437	225	888	558
Employee compensation and benefits	525	428	1,522	1,379
Other G&A (2)	245	218	718	567
Total general and administrative	2,104	1,561	5,935	5,101
Total operating expenses	4,693	3,475	14,103	11,662
Loss from operations	(4,693)	(3,475)	(14,103)	(11,662)
Total other income	70	98	341	619
Loss before income taxes	$(4,623)	$(3,377)	$(13,762)	$(11,043)

(1)Other R&D expenses include clinical, non-clinical and preclinical services and other R&D expenditures that are not attributable to a single product candidate.

(2)Other G&A expenses include insurance, software license fees, non-income state taxes, lease rental expenses and other G&A expenditures.

9.Income taxes

We do not expect to pay any significant federal or state income taxes as a result of (i) the losses recorded during the three and nine months ended September 30, 2026, (ii) additional losses expected for the remainder of 2026, or (iii) net operating loss carry forwards from prior years.

We recorded a full valuation allowance of the net operating losses for the three and nine months ended September 30, 2026 and 2025. Accordingly, there were no benefits for income taxes recorded for the three and nine months ended September 30,

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2026 and 2025. Additionally, as of September 30, 2026 and December 31, 2025, we maintain a full valuation allowance for all deferred tax assets.

10.Loss per share of common stock

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(4,623)	$(3,377)	$(13,762)	$(11,043)
Denominator:
Weighted average shares of common stock, basic	6,679,250	2,219,625	5,830,258	1,592,484
Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock, diluted	6,679,250	2,219,625	5,830,258	1,592,484
Loss per share of common stock, basic and diluted	$(0.69)	$(1.52)	$(2.36)	$(6.93)

For each of the periods presented in the above table, our basic weighted average shares of common stock include any outstanding (i) Series B warrants issued in November 2022, (ii) pre-funded warrants issued in June 2024, May 2025 and January 2026 and (iii) vested RSUs in which their release were deferred.

Since we reported a net loss for the three and nine months ended September 30, 2026 and 2025, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per share of common stock and our basic and diluted weighted average shares of common stock are the same for the three and nine months ended September 30, 2026 and 2025.

The following table sets forth the potentially dilutive securities that were not included in the calculation of diluted loss per share of common stock for three and nine months ended September 30, 2026 and 2025:

	As of September 30,
	2026	2025
Stock options	420	420
RSUs	218,524	26,435
Warrants	8,931,106	706,477

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

MetaVia Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The following table sets forth our financial assets and liabilities, subject to fair value measurements on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of September 30, 2026				As of December 31, 2025
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$7,623	$7,623	$—	$—	$8,519	$8,519	$—	$—
Total assets at fair value	$7,623	$7,623	$—	$—	$8,519	$8,519	$—	$—

Liabilities
Warrant liabilities	$25	$—	$25	$—	$136	$—	$136	$—
Total liabilities at fair value	$25	$—	$25	$—	$136	$—	$136	$—

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

Overview

We are a clinical-stage biotechnology company focused primarily on developing novel pharmaceuticals to treat liver-focused cardiometabolic diseases. We have two programs, vanoglipel and DA-1726, focused primarily on the treatment of metabolic dysfunction-associated steatotic liver disease (“MASLD”), metabolic dysfunction-associated steatohepatitis (“MASH”), metabolic dysfunction and alcohol-associated liver disease (“MetALD”) and alcohol-related liver disease (“ALD”).

●	Vanoglipel is a novel G-Protein-Coupled Receptor 119 (“GPR119”) agonist with development optionality as a standalone or combination therapy for both MASLD and MASH. Agonism of GPR119 in the gut promotes the release of key gut peptides, glucagon-like peptide 1 (“GLP-1”), glucagon-dependent insulinotropic polypeptide receptor, and peptide YY. These peptides play a further role in glucose metabolism, lipid metabolism and weight loss. Vanoglipel has demonstrated beneficial effects on glucose, lipid profile and liver inflammation, as demonstrated during in-vivo preclinical studies.
●	DA-1726 is a novel oxyntomodulin analog agonist functioning as a GLP-1 receptor (“GLP1R”) and glucagon receptor (“GCGR”) dual agonist for the treatment of various cardiometabolic conditions, with potential in both MetALD and ALD that is designed to be administered once weekly subcutaneously. With the activation of the dual agonist, weight loss may be achieved by GLP1R reducing appetite while GCGR increases energy expenditure.

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

Vanoglipel

In 2023, we initiated a Phase 2a clinical trial study, which was completed in 2025, with the goal of establishing the mechanism of action and efficacy of vanoglipel in the treatment of MASH and to evaluate trends for T2DM. This is the first-in-human MASH clinical trial for vanoglipel. In September 2026, we completed the Clinical Study Report of the Phase 2a clinical trial in the fourth quarter of 2026, and we are also currently working to schedule an end-of-Phase 2 meeting with the Food and Drug Administration to discuss the clinical development pathway for the vanoglipel combination therapy.

For additional information on vanoglipel, including an overview of the top-line 16-week results from the two-part Phase 2a clinical trial, see “Part I, Item 1. Business, Our Pipeline, vanoglipel (DA-1241) Treatment of MASH” in our 2025 Form 10-K and our Current Reports on Form 8-K dated May 18, 2026 and June 8, 2026.

MetaVia Inc.

Form 10-Q

DA-1726

We initiated a Phase 1 clinical trial in 2024 with the goal of establishing the safety and tolerability of DA-1726 while exploring the mechanism of action and efficacy of DA-1726 in the treatment of obesity. This is the first-in-human clinical trial for DA-1726. We started Part 3a and Part 3b of the Phase 1 clinical trial in April 2026. Part 3a will be a one-step titration with 16 mg for four weeks and 48 mg for 12 weeks. Part 3b will be a two-step titration with 16 mg for four weeks, 32 mg for four weeks and 64 mg for eight weeks. These titration studies are to see if the graduated increase in dose can remove any moderate adverse effects from the 48 mg dose level and to seek DA-1726 at a higher dose level of 64 mg. We expect dose-dependent exploratory weight loss and other early signals in the exploratory endpoints with potential for best-in-class safety and tolerability. We expect to report full data from Part 3a and Part 3b in the first quarter of 2027.

For additional information on DA-1726, see “Part I, Item 1. Business, Our Pipeline, DA-1726 Treatment of Obesity” in our 2025 Form 10-K and our Current Reports on Form 8-K dated January 5, 2026, March 18, 2026, April 10, 2026, May 11, 2026, May 18, 2026, May 27, 2026, June 8, 2026, July 9, 2026, September 9, 2026, October 28, 2026, November 5, 2026 and November 12, 2026.

Recent developments

●	July 2026: Announced the completion of dose titration in the 16-week, Phase 1 Part 3 study of DA-1726, with all active patients successfully reaching the highest planned dose levels of 48 mg and 64 mg.
●	September 2026: Announced preclinical tissue distribution findings for DA-1726 showing the highest exposure in adipose tissue and prolonged tissue retention, providing biological support for the reductions in waist circumference observed clinically and DA-1726's once-weekly dosing profile.
●	October 2026: Announced the appointment of Sarah Kaplan Browne, M.D. as Chief Medical Officer, effective as of October 12, 2026.
●	November 2026: Presented positive DA-1726 Phase 1 Part 3B interim data in an oral presentation at the Precision Liver Symposium, demonstrating a 68.1% placebo-adjusted reduction in liver fat and 13.5% placebo-adjusted weight loss at Day 109, with all five participants with baseline steatosis achieving MRI-PDFF below 5%. Announced plans to initiate a 48-week Phase 2 study in MetALD and ALD.
●	November 2026: Announced the presentation of preclinical data on DA-1726 at ObesityWeek 2026 in a poster entitled, DA-1726 Demonstrates Comparable Weight Loss and Distinct Metabolic Profile Compared With Retatrutide.
●	November 2026: Announced additional positive Phase 1 Part 3B interim data demonstrating a statistically significant 1.47 mg/dL placebo-adjusted reduction in uric acid after 16 weeks of treatment with DA-1726 (p<0.001), further supporting its liver-focused cardiometabolic profile.

Key operating information

Our key operating information is described in “Key operating information” within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. There have been no material changes to our key operating information.

MetaVia Inc.

Form 10-Q

Results of operations

Three months ended September 30, 2026 compared to three months ended September 30, 2025

The following table summarizes our results of operations (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2026	2025
Operating expenses
Research and development	$2,589	$1,914
General and administrative	2,104	1,561
Total operating expenses	4,693	3,475
Loss from operations	(4,693)	(3,475)
Other income (expense)
Loss from change in fair value of warrant liabilities	(2)	(53)
Interest income, net	72	151
Total other income	70	98
Loss before income taxes	(4,623)	(3,377)
Provision for income taxes	—	—
Net loss	$(4,623)	$(3,377)
Loss per share of common stock, basic and diluted	$(0.69)	$(1.52)
Weighted average shares of common stock, basic and diluted	6,679,250	2,219,625

Total operating expenses and loss from operations

Our total operating expenses and loss from operations for the three months ended September 30, 2026 were $4.7 million, an increase of $1.2 million, or 35.1%, compared to the corresponding period in 2025. This increase was mainly attributable to higher R&D expenses and G&A expenses for the three months ended September 30, 2026. Our R&D expenses were $2.6 million for the three months ended September 30, 2026, an increase of $0.7 million, or 35.3%, compared to the corresponding period in 2025. Our G&A expenses were $2.1 million for the three months ended September 30, 2026, an increase of $0.5 million, or 34.8%, compared to the corresponding period in 2025.

The following table summarizes our R&D expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025
Direct costs
Vanoglipel	$205	$190
DA-1726	1,932	1,080
Other R&D	13	52
Indirect costs
Employee compensation and benefits	386	351
Consulting	53	241
Total research and development	$2,589	$1,914

The $0.7 million increase in R&D expenses reflects increased R&D activities related to the Phase 1 clinical trial for DA-1726 during the three months ended September 30, 2026 as compared to the corresponding period in 2025. Specifically, the increase in R&D expenses was primarily attributable to higher direct R&D expenses related to DA-1726 product development, partially offset by $0.2 million in lower indirect consulting expenses. Included in direct R&D costs were expenses totaling $0.3 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, related to investigational drug manufacturing, non-clinical and preclinical costs incurred under the Shared Services Agreement with Dong-A ST (related party).

MetaVia Inc.

Form 10-Q

The $0.5 million increase in G&A expenses was primarily attributable to (i) $0.2 million in higher legal and professional fees, (ii) $0.2 million in higher consulting expenditures and (iii) $0.1 million in higher employee compensation and benefits.

Total other income

Our total other income for the three months ended September 30, 2026 was $0.1 million, a decrease of less than $0.1 million, or 28.6%, compared to the corresponding period in 2025. This decrease was attributable to lower interest income, net, due primarily to lower balances of cash and cash equivalents, partially offset by a lower loss from the change in fair value of warrant liabilities.

Provision for income taxes

Our provision for income taxes and effective tax rate for the three months ended September 30, 2026 and 2025 were zero as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For the three months ended September 30, 2026, we had a net loss of $4.6 million, or $0.69 per share of basic and diluted common stock, compared to a net loss of $3.4 million, or $1.52 per share of basic and diluted common stock for the corresponding period in 2025. The increase in net loss was primarily due to the factors described above.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

The following table summarizes our results of operations (in thousands, except share and per share amounts):

	Nine Months Ended September 30,
	2026	2025
Operating expenses
Research and development	$8,168	$6,561
General and administrative	5,935	5,101
Total operating expenses	14,103	11,662
Loss from operations	(14,103)	(11,662)
Other income
Gain from change in fair value of warrant liabilities	111	194
Interest income, net	230	425
Total other income	341	619
Loss before income taxes	(13,762)	(11,043)
Provision for income taxes	—	—
Net loss	$(13,762)	$(11,043)
Loss per share of common stock, basic and diluted	$(2.36)	$(6.93)
Weighted average shares of common stock, basic and diluted	5,830,258	1,592,484

Total operating expenses and loss from operations

Our total operating expenses and loss from operations for the nine months ended September 30, 2026 were $14.1 million, an increase of $2.4 million, or 20.9%, compared to the corresponding period in 2025. This increase was attributable to higher R&D and G&A expenses for the nine months ended September 30, 2026. Our R&D expenses were $8.2 million for the nine months ended September 30, 2026, an increase of $1.6 million, or 24.5%, compared to the corresponding period in 2025. Our G&A expenses were $5.9 million for the nine months ended September 30, 2026, an increase of approximately $0.8 million, or 16.3%, compared to the corresponding period in 2025.

MetaVia Inc.

Form 10-Q

The following table summarizes our R&D expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Direct costs
Vanoglipel	$607	$758
DA-1726	6,096	4,088
Other R&D	66	107
Indirect costs
Employee compensation and benefits	1,266	1,301
Consulting	133	307
Total research and development	$8,168	$6,561

The $1.6 million increase in R&D expenses reflects increased R&D activities related to the Phase 1 clinical trial for DA-1726 during the nine months ended September 30, 2026 as compared to the corresponding period in 2025. Specifically, the increase in R&D expenses was primarily attributable to $2.0 million in higher direct R&D expenses related to DA-1726 product development, partially offset by (i) $0.2 million in lower indirect consulting expenditures and (ii) $0.2 million in lower direct R&D expenses related to vanoglipel product development. Included in direct R&D costs were expenses totaling $1.2 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively, related to investigational drug manufacturing, non-clinical and preclinical costs incurred under the Shared Services Agreement with Dong-A ST (related party).

The $0.8 million increase in G&A expenses was primarily attributable to (i) approximately $0.3 million in higher consulting expenditures, (ii) $0.2 million in higher legal and professional fees, (iii) $0.1 million higher employee compensation and benefits costs and (iv) $0.2 million in higher other G&A expenses, which was primarily related to higher franchise tax expenses.

Total other income

Our total other income for the nine months ended September 30, 2026 was $0.3 million, a decrease of approximately $0.3 million, or 44.9%, compared to the corresponding period in 2025. This decrease was attributable to (i) $0.1 million in lower gain from change in fair value of warrant liabilities and (ii) $0.2 million in lower interest income, net, due to lower balances of cash and cash equivalents and lower interest rates.

Provision for income taxes

Our provision for income taxes and effective tax rate for the nine months ended September 30, 2026 and 2025 were zero as we have recorded a full valuation allowance for the income tax benefits attributable to our pre-tax losses.

Net loss

For the nine months ended September 30, 2026, we had a net loss of $13.8 million, or $2.36 per share of basic and diluted common stock, compared to a net loss of $11.0 million, or $6.93 per share of basic and diluted common stock for the corresponding period in 2025. The increase in net loss was primarily due to the factors described above.

Going concern

As reflected in the unaudited condensed consolidated financial statements, we had $8.8 million in cash and cash equivalents as of September 30, 2026. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $162.6 million as of September 30, 2026. We have incurred a net loss of $13.8 million and net cash used in operating activities of $11.7 million for the nine months ended September 30, 2026. Due in large part to the ongoing clinical trials, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these unaudited condensed consolidated financial statements.

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

Liquidity and capital resources

Our primary use of cash is to fund our R&D activities. We have funded our operations primarily through public offerings of our common stock and private placements of equity and convertible securities. As of September 30, 2026, we had cash and cash equivalents totaling $8.8 million. We maintain cash and cash equivalents at a financial institution that at times may exceed the Federal Deposit Insurance Corporation insured limits of $0.25 million per bank. To date, we have not experienced any losses related to these funds. Our cash equivalents consist principally of money market funds and these securities are carried at cost, which approximates market fair value.

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

Each pre-funded warrant had an exercise price of $0.001 per share, and was immediately exercisable and would expire when exercised in full. Each Series C Common Warrant and Series D Common Warrant has an exercise price of $3.10 per whole share of common stock, subject to certain adjustments, are immediately exercisable, and will expire on January 16, 2031 and January 16, 2028, respectively. Under the Series C Common Warrant and the Series D Common Warrant, we may not affect the exercise of any such warrants, and a holder will not be entitled to exercise any portion of any such warrants, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) to exceed the beneficial ownership limitation contained therein. The Series D Common Warrants are callable at our option following the release of a positive data readout for our Phase 1, Part 3 clinical trial for DA-1726 via a widely disseminated press release, subject to the satisfaction of certain conditions. The Series C Common Warrants and Series D Common Warrants are fixed priced and do not contain any variable pricing features or alternative exercise provisions.

The following table provides information on the warrants exercised during the nine months ended September 30, 2026:

Nine Months Ended
Warrant Issuance	September 30, 2026
January 2026 Pre-funded	1,998,704
January 2026 Series C	30,039
January 2026 Series D	749,539
Total exercised warrants	2,778,282

MetaVia Inc.

Form 10-Q

At the market offering

In November 2025, we entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with Ladenburg Thalmann & Co. Inc., as sales agent and/or principal (“Ladenburg”), pursuant to which we could offer and sell, from time to time through or to Ladenburg, shares of our common stock having an aggregate offering price of up to $2.3 million (the “ATM Program”). The offer and sale of the shares of common stock pursuant to the ATM Program was made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-278646) filed with the SEC on April 12, 2024, and declared effective by the SEC on April 23, 2024, as supplemented by a prospectus supplement filed with the SEC on November 6, 2025 and July 2, 2026 pursuant to Rule 424(b) under the Securities Act.

From November 2025 to June 2026, we sold 529,707 shares of common stock for an aggregate sale price of $2.1 million under the ATM Program and received net proceeds of $1.6 million, net of sales agent commission and related offering expenses. The remaining $0.2 million amount under the ATM Program for the offer and sale of shares of our common stock was increased to $4.0 million on July 2, 2026. During the three months ended September 30, 2026, we sold 114,059 shares of common stock for an aggregate sale price of $0.2 million under the ATM Program and received net proceeds of $5 thousand, net of sales agent commission and related offering expenses. As of September 30, 2026, we had $3.8 million remaining under the ATM Program in which we may offer and sell shares of our common stock. For the nine months ended September 30, 2026, we sold 536,978 shares of common stock for an aggregate sale price of $1.1 million under the ATM Program and received net proceeds of $0.7 million, net of sales agent commission and related offering expenses.

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

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(11,738)	$(10,841)
Net cash used in investing activities	(21)	(2)
Net cash provided by financing activities	10,259	9,103
Net decrease in cash and cash equivalents	$(1,500)	$(1,740)

Net cash used in operating activities for the nine months ended September 30, 2026 was approximately $11.7 million and primarily attributable to net loss of $13.8 million, partially offset by changes in operating assets and liabilities of approximately $1.5 million and non-cash charges totaling approximately $0.5 million, which was primarily related to stock-based compensation, non-cash professional services expenses and change in fair value of warrant liabilities. Net cash used in operating activities for the nine months ended September 30, 2025 was $10.8 million and primarily consisted of net loss of $11.0 million, partially offset by non-cash charges totaling $0.2 million, which was primarily related to stock-based compensation and non-cash professional services expenses, net of gain from change in fair value of warrant liabilities.

Net cash flows used in investing activities for the nine months ended September 30, 2026 and 2025 were minimal and related to the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2026 was $10.3 million and primarily attributable to gross proceeds of (i) $9.3 million from an underwritten public offering in January 2026, (ii) $1.1 million from

MetaVia Inc.

Form 10-Q

the sale of common stock under the ATM Sales Agreement and (iii) $2.4 million from exercise of warrants. Partially offsetting these gross proceeds was an aggregate payment of approximately $2.6 million in issuance costs in connection with the sale of common stock and warrants under an underwritten public offering and under an at the ATM Program. Net cash provided by financing activities for the nine months ended September 30, 2025 was $9.1 million and primarily consisted of gross proceeds of $10.0 million from the May 2025 private placement offering, partially offset by the payment of $0.9 million of issuance costs in connection with the May 2025 private placement offering.

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

MetaVia Inc.

Form 10-Q

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2026, we issued 48,489 shares of common stock, based on a closing price of $1.48 per share on the date of issuance, to a vendor for business advisory services provided by the vendor. Based in part on the representations made by the vendor, the offer and sale of the shares of common stock was made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

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

*Filed herewith

**Furnished herewith

MetaVia Inc.

Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 2026.

METAVIA INC.

/s/ Hyung Heon Kim
Hyung Heon Kim
President and Chief Executive Officer

/s/ Marshall H. Woodworth
Marshall H. Woodworth
Chief Financial Officer